Form 10-Q
period 2013-04-30
LOAD GUARD LOGISTICS, INC.
filed 2013-06-27
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-186321

Load Guard Logistics, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0692882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6317 SW 16th Street, Miami, FL 33155
(Address of principal executive offices)

(786) 505-4434
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

As of June 14, 2013 there were 3,147,500 shares of the issuer’s common stock, par value $0.001, outstanding.

LOAD GUARD LOGISTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Prospectus, Form 424(B)(2), filed with the SEC on June 13, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended October 31, 2013.

INDEX TO INTERIM FINANCIAL STATEMENTS

For the Period of March 16, 2011 (Date of Inception) to April 30, 2013:

(Unaudited)

LOAD GUARD LOGISTICS, INC.

 (A Development Stage Company)

Condensed Consolidated Balance Sheets

	April 30,	October 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,712	$26,404
Prepaid expense	3,107	-
Accounts receivable, net	32,078	6,906
Note receivable, related party	-	5,038
Total current assets	64,897	38,348

Equipment, net of accumulated depreciation of $4,645 and $0, respectively	69,471	-
Note receivable, related party – non-current	-	4,536
Total Assets	$134,368	$42,884

LIABILITIES AND SHAREHOLDERS’ EQUTIY

Current liabilities:
Accounts payable and accrued liabilities	$9,534	$4,079
Accrued interest	862	-
Income taxes payable	1,384	246
Notes payable, related parties	41,149	-
Total current liabilities	52,929	4,325

Note payable, related party – non-current	15,851	-
Total liabilities	68,780	4,325

Shareholders’ Equity:
Preferred stock, 20,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized; par value $0.001, 3,147,500 and 2,527,500 shares issued and outstanding, respectively	3,147	2,527
Additional paid-in capital	59,753	35,573
Retained earnings during the development stage	2,688	459
Total shareholders’ equity	65,588	38,559

Total Liabilities and Shareholders’ Equity	$134,368	$42,884

See accompanying Notes to the Condensed Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,		March 16, 2011 (Date of inception) through April 30,
	2013	2012	2013	2012	2013

Operating revenues	$108,929	$-	$166,059	$-	$182,302

Operating expenses:
Fuel and fuel taxes	43,587	-	68,168	-	73,524
Salaries and wages	28,494	-	44,810	-	47,449
Operations and maintenance	21,601	-	31,406	-	31,802
Professional fees	4,210	550	11,746	550	15,045
Depreciation and amortization	3,854	-	4,645	-	4,645
General and administrative	3,571	-	7,866	-	12,894
Total operating expenses	105,317	550	168,641	550	185,359
Operating income (loss)	3,612	(550)	(2,582)	(550)	(3,057)
Other expense income (expense):
Interest expense	(649)	-	(862)	-	(862)
Interest income	162	169	305	348	1,485
Gain on insurance claim	-	-	6,506	-	6,506
Total other income (expense)	(487)	169	5,949	348	7,129
Income (loss) before provision for income taxes	3,125	(381)	3,367	(202)	4,072
Provision for income taxes	(1,056)	-	(1,138)	-	(1,384)
Net Income (Loss)	$2,069	$(381)	$2,229	$(202)	$2,688

Basic and diluted income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding	3,147,500	2,325,000	3,053,978	2,325,000

See accompanying Notes to the Condensed Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.

(A Development Stage Company)

Condensed Consolidated Statement of Shareholders’ Equity

For the period of March 16, 2011 (Date of Inception) through April 30, 2013

Common Stock

			Additional Paid in	Retained Earnings (Deficit) During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance as of Mach 16, 2011 (Date of Inception)	-	$-	$-	$-	$-
Common shares issued for cash at $0.01 per share on March 18, 2011	2,100,000	2,100	18,900	-	21,000
Common shares issued for cash at $0.04 per share on April 29, 2011	225,000	225	8,775	-	9,000
Net loss	-	-	-	(4,050)	(4,050)
Balance as of October 31, 2011	2,325,000	2,325	27,675	(4,050)	25,950

Common shares issued for cash at $0.04 per share on October 18, 2012	202,500	202	7,898	-	8,100
Net income	-	-	-	4,509	4,509
Balance as of October 31, 2012	2,527,500	2,527	35,573	459	38,559

Common shares issued for cash at $0.04 per share on November 25, 2012	620,000	620	24,180	-	24,800
Net income (Unaudited)	-	-	-	2,229	2,229
Balance as of April 30, 2013 (Unaudited)	3,147,500	$3,147	$59,753	$2,688	$65,588

See accompanying Notes to the Condensed Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,		March 16, 2011 (Date of inception) through April 30,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,229	$(202)	$2,688
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,645	-	4,645
Changes in operating assets:
Accounts receivable	(25,172)	-	(32,078)
Prepaid expenses	(3,107)	-	(3,107)
Accounts payable and accrued liabilities	6,317	550	10,396
Income taxes payable	1,138	-	1,384
Net cash provided by (used in) operating activities	(13,950)	348	(16,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(74,116)	-	(74,116)
Note receivable, related party	9,574	1,952	-
Net cash provided by (used in) financing activities	(64,542)	1,952	(74,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	24,800	-	62,900
Notes payable, related parties	57,000	-	57,000
Net cash provided by financing activities	81,800	-	119,900

Net increase (decrease) in cash and cash equivalents	3,308	2,300	29,712

Cash and cash equivalents, beginning of period	26,404	10,075	-

Cash and cash equivalents, end of period	$29,712	$12,375	$29,712

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying Notes to the Condensed Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

April 30, 2013

(Unaudited)

NOTE 1 -      ORGANIZATION AND DESCRIPTION OF BUSINESS

Load Guard Logistics, Inc. (the “Company”) is a Nevada corporation incorporated on March 16, 2011, and is based in Miami, FL.  The company was originally incorporated as Load Guard Transportation, Inc. and changed its name to Load Guard Logistics, Inc. on November 6, 2012.  The Company incorporated a wholly-owned subsidiary, “LGT, Inc.” in Florida on March 18, 2011.  The Company’s fiscal year end is October 31.

The Company is a development stage company that operates as a transportation and delivery services company.  We generate revenues from the actual movement of freight from shippers to consignees as well as serving as a logistics provider by arranging for others to provide the transportation services.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company, as defined in FASB Accounting Standards Codification™ ("ASC") “Development Stage Entities.”  The Company is devoting substantially all of its efforts to development of its business plans.

Basis of Consolidation

These financial statements include the accounts of the Company and the wholly-owned subsidiary, LGT, Inc.  All intercompany balances and transactions have been eliminated.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the period ended October 31, 2012 filed in its Prospectus on Form 424(B)(2).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of three months or less.  The Company had $29,712 and $26,404 in cash and cash equivalents as of April 30, 2013 and October 31, 2012, respectively.

Start-Up Costs

In accordance with ASC 720, “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company performs ongoing credit evaluations and generally does not require collateral.  Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts.  The Company evaluates the adequacy of its allowance for doubtful accounts quarterly.  Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability.  The Company maintains reserves for potential credit losses based upon its loss history and specific receivables aging analysis.  Receivable balances are written off when collection is deemed unlikely.

Equipment

Equipment is recorded at cost.  For financial reporting purposes, the cost of our equipment is depreciated by the straight-line method using the estimated useful lives of 3 - 5 years.   During the six months ended April 30, 2013 and 2012, depreciation expense was $4,645 and $0, respectively.

Net Income (Loss) Per Share of Common Stock

The Company follows ASC 260, “Earnings per Share,” (“EPS”) which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share, for the period ended April 30, 2013 and 2012:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012

Net income	$2,069	$(381)	$2,229	$(202)

Weighted average common shares outstanding (Basic and Diluted)	3,147,500	2,325,000	3,053,978	2,325,000

Net income (loss) per share, Basic and Diluted	$0.00	$(0.00)	$0.00	$(0.00)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•         Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•         Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•         Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable; related party notes payable; and, accounts payable and accrued liabilities.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, “Revenue Recognition.”  The Company recognizes revenue only when all of the following criteria have been met:

i)                       Persuasive evidence for an agreement exists;

ii)                      Service has been provided;

iii)                     The fee is fixed or determinable; and

iv)                     Revenue is reasonably assured.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 -      GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of April 30, 2013, the Company has a loss from operations of $2,582, negative cash flows from operations of $13,950, and is still in the development stage.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2013.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings and through loans from officers and directors.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management's plan will be successful.

NOTE 4 -      RELATED PARTY   TRANSACTIONS

The officers and directors of the Company may be involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

The Company does not own or lease property or lease office space. The office space used by the Company was arranged by the founder of the Company to use at no charge.

The Company does not have employment contracts with its two key employees, the controlling shareholders, who are officers and directors of the Company.

The amounts and terms of the below transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Note Receivable

Note receivable at April 30, 2013 and October 31, 2012 consisted of:

	April 30, 2013	October 31, 2012
On March 31, 2011, we issued a three-year, secured $15,000 fixed rate Promissory Note (the “note”) to a shareholder, with an interest rate of 6%, which matures in March 2014. The note was originally issued for the financing of a trailer of a contractor, to be used for the benefit of the Company. The note calls for monthly payments of $456.33, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	$-	$9,574

Less current portion of note receivable	-	5,038

Long-term portion of note receivable	$-	$4,536

During the period ended April 30, 2013 and 2012, the Company earned interest revenue of $305 and $348, respectively. During February 2013, the note was paid in full.

Notes Payable

Notes payable at April 30, 2013 and October 31, 2012 consisted of:

	April 30, 2013	October 31, 2012
On March 13, 2013 an officer, director, and shareholder of the Company sold his tractor and trailer to the Company for a $25,000 unsecured, non-interest bearing Promissory Note, due March 12, 2014.	$25,000	$-

On January 11, 2013, we issued an eighteen-month, $32,000 fixed rate Promissory Note payable (the “note”) to a Director, who is also an Officer and shareholder, with an interest rate of 8%, which matures in June 2014. The note was issued for the financing of a tractor and trailer, to be used for the benefit of the Company. The note calls for monthly payments of $1,829.49, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	32,862	-

Total notes payable	57,862	-
Less accrued interest	862	-
Less current portion of notes payable	41,149	-

Long-term portion of notes payable	$15,851	$-

During the period ended April 30, 2013, the Company recorded interest expense of $862 and made no payments on the notes.

NOTE 5 -   EQUITY

Preferred Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no preferred shares issued and outstanding as of April 30, 2013 and October 31, 2012.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.01 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Since March 16, 2011 (Inception) to April 30, 2013, the Company has issued 3,147,500 common shares for $62,900 in cash.

There were 3,147,500 and 2,527,500 common shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 6 -      PROVISION FOR INCOME TAXES

The Company follows ASC 740, Income Taxes.  ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse.  ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income before provision for income taxes for the following reasons:

	April 30, 2013	October 31, 2012
Income tax expense at statutory rate	$1,138	$1,623
Valuation allowance	-	(1,377)
Income tax expense per books	$1,138	$246

Net deferred tax liability consist of the following components as of:

	April 30, 2013	October 31, 2012
NOL Carryover	$1,384	$1,623
Valuation allowance	-	(1,377)
Net deferred tax liability	$1,384	$246

NOTE 7 -      SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional items to disclose.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Prospectus, Form 424(B)(2), as filed on June 13, 2013.  You should carefully review the risks described in our Prospectus and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Load Guard,” “we,” “us,” or “our” are to Load Guard Logistics, Inc.

Description of the Company and Plan of Operation

Load Guard Logistics is a development stage company that has limited operations, revenue, financial backing, and assets.  We operate in the truckload and logistics sector of the transportation industry. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year.  Our success depends on our ability to efficiently and effectively manage our resources in the delivery of truckload transportation services to our customers. Resource requirements vary with customer demand, which may be subject to seasonal or general economic conditions. Our ability to adapt to changes in customer transportation requirements is essential to efficiently deploy resources and make capital investments in tractors and trailers.

Trucking revenues are typically generated on a per-mile basis, and also include revenues such as fuel surcharges, stop charges, loading and unloading charges, equipment detention charges and equipment repositioning charges. Our most significant resource requirements are company drivers, independent contractors, tractors and trailers. Our most significant operating costs are fuel, driver salaries, insurance and supplies and maintenance. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods.

During the first year of operations, the 12-month period from the date of this report, Load Guard will concentrate on their current operations, finding the required investment capital from our current Offering, and applying to get its common stock listed on an Over-the-Counter Bulletin Board.

Following completion of our Offering, we will immediately look for quality used tractors and trailers. It is our plan to purchase up to two tractors and one 53 foot trailer.  We would immediately look for two new drivers to drive for us full time.  As is customary in the industry, our drivers would be compensated based on the mileage they drive. We will also finalize construction of our website (www.loadguardtransportation.com).  The website will provide information on our services, equipment, routes, and personnel.  We will also provide information on our filings with the SEC.  Our website will not be central to obtaining business, as we will continue to use other larger brokers and websites to find our loads.  There are many third party brokers and websites that post real time data on loads available for transport, such as Freightquote, C.H. Robinson, and Coyote Logistics.  The use of Companies like these are integral to our operations, as they provide the convenience of finding reliable shipments and guarantee payment, thereby eliminating the need to deal directly with the shipper.

In the event that we are unable to raise sufficient funds from our Offering, we will endeavor to proceed with our plan of operations by locating alternative sources of financing.  Although there are no written agreements in place, one form of alternative financing that may be available to us is self-financing through contributions from the officers and directors.  While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Load Guard Logistics.

At present, we only have enough cash on hand to cover the completion of our Offering and maintain our current operations.  If we do not raise sufficient funds to proceed with the implementation of our business plan, we may have to find alternative sources of funds, like a second public offering, a private placement of securities, or loans from our officers or third parties (such as banks or other institutional lenders).  Equity financing could result in additional dilution to then existing shareholders. If we are unable to meet our needs for cash from either the money that we raise from our Offering, or possible alternative sources, then we may be unable to continue to maintain, develop or expand our operations.

Critical Accounting Policies

We prepare our condensed consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Results of Operations

The following summary of our results of operations, for the three and six month periods ended April 30, 2013 and 2012, and period from inception (March 16, 2011) to April 30, 2013, should be read in conjunction with our audited consolidated financial statements, for the year ended October 31, 2012, as included in our Prospectus.

Our operations commenced in October 2012, as such comparative numbers prior to this are not reflective of our results for the period ended April 30, 2013, due to the recent start of these operations.

Our financial results for the three and six month periods ended April 30, 2013 and 2012 are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Operating revenues	$108,929	$-	$166,059	$-
Operating expenses	105,317	550	168,641	550
Operating income (loss)	3,612	(550)	(2,582)	(550)
Other income (expense)	(487)	169	5,949	348
Provision for income tax	1,056	-	1,138	-
Net Income (Loss)	$2,069	$(381)	$2,229	$202

Revenue

Revenue commenced during October 2012 from our trucking operations through our subsidiary LGT, Inc.  We earned revenues of $108,929 for the three months ended April 30, 2013 compared to revenues of $0 for the three months ended April 30, 2012.  We earned revenues of $166,059 for the six months ended April 30, 2013 compared to revenues of $0 for the six months ended April 30, 2012.    For the six months ended we earned $146,810 from direct trucking revenues, $13,532 in brokerage income from our one independent contractor, and $5,717 from fuel surcharges.

Expenses

Our total operating expenses for the three and six month periods ended April 30, 2013 and 2012 are outlined in the table below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012
Fuel and fuel taxes	$43,587	$-	$68,168	$-
Salaries and wages	28,494	-	44,810	-
Operations and maintenance	21,601	-	31,406	-
Professional fees	4,210	550	11,746	550
Depreciation and amortization	3,854	-	4,645	-
General and administrative	3,571	-	7,866	-
Total	$105,317	$550	$168,641	$550

Expenses for the three and six month periods ended April 20, 2013, increased as compared to the period in 2012 as a result of commencing operations in October 2012.

Our fuel costs represented 40% and 41% of trucking revenues for the three and six months ended April 30, 2013, respectively.  This is high for what is expected going forward, however, fuel is one of our largest direct expenses.  Fuel for the periods was high, mainly as a result of our trucking revenues being low on a per mileage basis, due to the competitive tender system of dealing with freight brokers. Wages of $28,494 and 44,810, which represent 26% and 27% of trucking revenue for three and six months ended April 30, 2013, respectively, are for the costs of our two drivers and the salary one of our officers.  Operations and maintenance costs of $21,601 and 31,406, or 19.8% and 18.9% of trucking revenue for the three and six months ended April 30, 2013, respectively, represents cost related to parts and maintenance of our tractors and trailers as well as general operational expenses, such as for insurance, tolls, and scales. Maintenance costs, as a percentage of revenues, are expected to be consistent in future periods. Professional fees increased $11,196 for the six months ended April 30, 2013 as compared to $550 for 2012, primarily due to the cost of filing our S-1 registration statement.  We expect professional fees, mainly from legal and accounting, to increase significantly due to ongoing SEC reporting requirements.  Our general and administrative fees are for general office expenses and other operating costs not directly related to our trucking business.   General and administrative fees increased $7,866 for the six months ended April 30, 2013 from the comparative period 2012.

Liquidity and Capital Resources

General

As of April 30, 2013, the Company had $29,712 in cash and cash equivalents.  The Company expects current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.  To meet our need for cash in order to expand our operations, we are attempting to raise money from our Offering.  We cannot guarantee that we will be able to sell all the shares.  If we are successful, the money raised will be applied to the items set forth in this plan of operations.

Our officers have verbally agreed to advance an unspecified amount of funds as needed for the twelve month period, November 1, 2012 to October 31, 2013, to assist in our operations, in the event that the Company raises only a portion or none of the amount we are seeking to raise in our current Offering.  While they have agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

Liquidity and Financial Condition

Working Capital
	At	At
	April 30,	October 31,	Increase/
	2013	2012	(Decrease)
Current Assets	$64,897	$38,348	$26,549
Current Liabilities	$52,929	$4,325	$48,604
Working Capital	$11,968	$34,023	$(22,055)

Cash Flows
	Six Months Ended April 30,
	2013	2012
Net Cash Provided by (Used in) Operating Activities	$(13,950)	$348
Net Cash Provided by (Used in) Investing Activities	$(64,542)	$1,952
Net Cash Provided by Financing Activities	$81,800	$-
Net Increase (decrease) in Cash During the Period	$3,308	$2,300

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We are a development stage company and have generated minimal revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise in a highly competitive industry, including limited capital resources, and possible cost overruns due to the price and cost increases in supplies and services.

At present, we do not have enough cash on hand to cover operating costs for the next 12 months.

While the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary, there are presently no agreements, arrangements, commitments, or specific understandings, either verbally or in writing, between the officers and directors and Load Guard.  If we are unable to meet our needs for cash from either the money that we raise from our Offering, from current operations, and/or possible alternative sources, then we may be unable to develop or expand our operations.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Significant Accounting Policies

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a two individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of April 30, 2013.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.             RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended April 30, 2013.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

On June 14, 2013, the Company dismissed the registered independent public accountant, Drake Klein Messineo, CPAs, PA and engaged Messineo & Co, CPAs LLC as its new registered independent public accountant.  This change of auditors was reported on a Form 8-K, as filed on June 17, 2013.

ITEM 6.                EXHIBITS

Exhibit Number	Description
(3)	(i) Articles of incorporation, (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on January 30, 2013)
3.3	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on January 30, 2013)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOAD GUARD LOGISTICS, INC.

/s/ Yosbani Mendez

Yosbani Mendez, President, CFO

Dated:      June 27, 2013