Form 10-Q
period 2013-07-31
LOAD GUARD LOGISTICS, INC.
filed 2013-09-16
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

As of September 9, 2013 there were 3,147,500 shares of the issuer’s common stock, par value $0.001, outstanding.

LOAD GUARD LOGISTICS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in our company's Prospectus, Form 424(B)(2), filed with the SEC on June 13, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year ended October 31, 2013.

INDEX TO INTERIM FINANCIAL STATEMENTS

For the Period of March 16, 2011 (Date of Inception) to July 31, 2013:

(Unaudited)

LOAD GUARD LOGISTICS, INC.

 (A Development Stage Company)

Condensed Consolidated Balance Sheets

	July 31,	October 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,151	$26,404
Accounts receivable, net of an allowance of $0	28,666	6,906
Prepaid insurance	3,808	-
Notes receivable	17,433	-
Note receivable, related party	-	5,038
Total current assets	87,058	38,348

Note receivable, related party – non-current	-	4,536
Equipment, net of accumulated depreciation of $8,499 and $0, respectively	41,933	-
Total Assets	$128,991	$42,884

LIABILITIES AND SHAREHOLDERS’ EQUTIY

Current liabilities:
Accounts payable and accrued liabilities	$11,134	$4,079
Income taxes payable	588	246
Notes payable, related parties	52,523	-
Total current liabilities	64,245	4,325

Total liabilities	64,245	4,325

Shareholders’ Equity:
Preferred stock, 20,000,000 shares authorized; par value $0.001, none issued and outstanding	-	-
Common stock, 100,000,000 shares authorized; par value $0.001, 3,147,500 and 2,527,500 shares issued and outstanding, respectively	3,147	2,527
Additional paid-in capital	59,753	35,573
Retained earnings during the development stage	1,846	459
Total shareholders’ equity	64,746	38,559

Total Liabilities and Shareholders’ Equity	$128,991	$42,884

See accompanying Notes to the Condensed Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,		March 16, 2011 (Date of inception) through July 31,
	2013	2012	2013	2012	2013

Operating revenues	$91,152	$-	$257,081	$-	$273,323

Operating expenses:
Fuel and fuel taxes	31,874	-	100,043	-	105,398
Salaries and wages	22,485	-	67,295	-	69,935
Operations and maintenance	19,077	-	50,482	-	50,878
Professional fees	7,937		20,006	550	22,982
Depreciation and amortization	3,854	-	8,499	-	8,499
General and administrative	5,181	93	12,724	93	18,075
Total operating expenses	90,408	93	259,049	643	275,767
Operating income (loss)	744	(93)	(1,968)	(643)	(2,444)
Other income (expense):
Interest expense	(662)	-	(1,523)	-	(1,523)
Interest income	94	148	398	496	1,579
Gain on insurance claim	-	-	6,506	-	6,506
Loss on disposal of equipment	(1,684)	-	(1,684)	-	(1,684)
Total other income (expense)	(2,252)	148	3,697	496	4,878
Income (loss) before provision for income taxes	(1,508)	55	1,729	(147)	2,434
Provision for income taxes	796	-	(342)	-	(588)
Net Income (Loss)	$(712)	$55	$1,387	$(147)	$1,846

Basic and diluted income (loss) per share	$(0.00)	$0.00	$0.00	$(0.00)

Weighted average number of shares outstanding	3,147,500	2,325,000	3,085,495	2,325,000

See accompanying Notes to the Condensed Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.

(A Development Stage Company)

Condensed Consolidated Statement of Shareholders’ Equity

For the period of March 16, 2011 (Date of Inception) through July 31, 2013

Common Stock

			Additional Paid in	Retained Earnings (Deficit) During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance as of Mach 16, 2011 (Date of Inception)	-	$-	$-	$-	$-
Common shares issued for cash at $0.01 per share on March 18, 2011	2,100,000	2,100	18,900	-	21,000
Common shares issued for cash at $0.04 per share on April 29, 2011	225,000	225	8,775	-	9,000
Net loss	-	-	-	(4,050)	(4,050)
Balance as of October 31, 2011	2,325,000	2,325	27,675	(4,050)	25,950

Common shares issued for cash at $0.04 per share on October 18, 2012	202,500	202	7,898	-	8,100
Net income	-	-	-	4,509	4,509
Balance as of October 31, 2012	2,527,500	2,527	35,573	459	38,559

Common shares issued for cash at $0.04 per share on November 25, 2012	620,000	620	24,180	-	24,800
Net income (Unaudited)	-	-	-	1,387	1,387
Balance as of July 31, 2013 (Unaudited)	3,147,500	$3,147	$59,753	$1,846	$64,746

See accompanying Notes to the Condensed Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,		March 16, 2011 (Date of inception) through July 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,387	$(147)	$1,846
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	8,499	-	8,499
Loss on disposal of equipment	1,684	-	1,684
Changes in operating assets:
Accounts receivable	(21,760)	-	(28,666)
Prepaid expenses	(3,808)	-	(3,808)
Accounts payable and accrued liabilities	7,055	550	11,134
Income taxes payable	342	-	588
Net cash provided by (used in) operating activities	(6,601)	403	(8,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(74,116)	-	(74,116)
Sale of equipment	22,000	-	22,000
Notes receivable	(17,433)	-	(17,433)
Note receivable, related party	9,574	2,604	-
Net cash provided by (used in) investing activities	(59,975)	2,604	(69,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock for cash	24,800	-	62,900
Notes payable, related parties	52,523	-	52,523
Net cash provided by financing activities	77,323	-	115,423

Net increase (decrease) in cash and cash equivalents	10,747	3,007	37,151

Cash and cash equivalents, beginning of period	26,404	10,075	-

Cash and cash equivalents, end of period	$37,151	$13,082	$37,151

Supplemental Cash Flow Disclosure:
Cash paid for interest	$1,523	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying Notes to the Condensed Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.

(A Development Stage Company)

Notes to the Condensed Consolidated Financial Statements

July 31, 2013

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

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is a development stage company, as defined by ASC 915, “Development Stage Entities.”  The Company is devoting substantially all of its efforts to development of its business plans.

Basis of Consolidation

These financial statements include the accounts of the Company and the wholly-owned subsidiary, LGT, Inc.  All material intercompany balances and transactions have been eliminated.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the period ended October 31, 2012 filed in its Prospectus on Form 424(B)(2).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of three months or less.  The Company had $37,151 and $26,404 in cash and cash equivalents as of July 31, 2013 and October 31, 2012, respectively.

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

Equipment

Equipment is recorded at cost and consists solely of a tractor and trailer.  For financial reporting purposes, the cost of tractors and trailers is depreciated using the straight-line method and estimated useful lives of 3 - 5 years.  During the nine months ended July 31, 2013 and 2012, depreciation expense was $8,499 and $0, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended July 31, 2013 and 2012:

	Three Months Ended July 31		Nine Months Ended July 31,
	2013	2012	2013	2012

Net income (loss)	$(712)	$55	$1,387	$(147)

Weighted average common shares outstanding (Basic and Diluted)	3,147,500	2,325,000	3,085,495	2,325,000

Net income (loss) per share, Basic and Diluted	$(0.00)	$0.00	$0.00	$(0.00)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

iv)                     Collection is reasonably assured.

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

NOTE 3 -      GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of July 31, 2013, the Company has a loss from operations of $1,968, negative cash flows from operations of $6,601, and is still in the development stage.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2013.

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

NOTE 4 -      RELATED PARTY   TRANSACTIONS

Note Receivable - Related Party

Note receivable, from a related party, at July 31, 2013 and October 31, 2012 consisted of:

	July 31, 2013	October 31, 2012
On March 31, 2011, we issued a three-year, secured $15,000 fixed rate Promissory Note (the “note”) to a shareholder, with an interest rate of 6%, which matures in March 2014. The note was originally issued for the financing of a trailer of a contractor, to be used for the benefit of the Company. The note calls for monthly payments of $456.33, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	$-	$9,574

Less current portion of note receivable	-	5,038

Long-term portion of note receivable	$-	$4,536

During the period ended July 31, 2013 and 2012, the Company earned interest revenue of $304 and $496, respectively. During February 2013, the note was paid in full.

Notes Payable – Related Party

Notes payable, from related parties, at July 31, 2013 and October 31, 2012 consisted of:

	July 31, 2013	October 31, 2012
On March 13, 2013 an officer, director, and shareholder of the Company sold his tractor and trailer to the Company for a $25,000 unsecured, non-interest bearing Promissory Note, due March 12, 2014.	$25,000	$-

On January 11, 2013, we issued an eighteen-month, $32,000 fixed rate Promissory Note payable (the “note”) to a Director, who is also an Officer and shareholder, with an interest rate of 8%, which matures in June 2014. The note was issued for the financing of a tractor and trailer, to be used for the benefit of the Company. The note calls for monthly payments of $1,829.49, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	27,523	-

Total notes payable	$52,523	$-
Less current portion of notes payable	(52,523)	-

Long-term portion of notes payable	$-	$-

During the period ended July 31, 2013, the Company recorded interest expense of $1,523 and made $6,000 in payments on the notes.

Other

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

NOTE 5 -   NOTES RECEIVABLE

	July 31, 2013	October 31, 2012
On July 8, 2013, we issued a one-year, secured $11,000 fixed rate Promissory Note (the “note”) to an independent contractor, with an interest rate of 8%, which matures in July 2014. The note was issued for the financing of a tractor and trailer we sold for $22,000. The note calls for weekly payments of $228.46, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	$10,366	$-

On July 8, 2013, we issued a one-year, secured $7,500 fixed rate Promissory Note (the “note”) to an independent contractor, with an interest rate of 10%, which matures in July 2014. The note was issued for the financing of a trailer valued at $7,500. The note calls for weekly payments of $144.23, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	7,067	-

Total notes receivable	$17,433	$-
Less current portion of notes receivable	(17,433)	-

Long-term portion of notes receivable	$-	$-

During the period ended July 31, 2013 and 2012, the Company earned interest revenue of $94 and $0, respectively.

NOTE 6 -  EQUIPMENT

The following table shows the Company’s equipment detail as of July 31, 2013 and October 31, 2012:

	2013	2012
Tractor	$19,230	$-
Trailer	28,241	-
Gross equipment at cost	47,471	-
Accumulated depreciation and amortization	(5,538)	-
Net equipment	$41,933	$-

Depreciation expense totaled $8,499 and $0 at July 31, 2013 and 2012, respectively.

NOTE 7 -   EQUITY

Preferred Stock

The Company has authorized 20,000,000 preferred shares with a par value of $0.001 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.  No rights or preferences have been adopted and there are no dividend or liquidation rights.

There were no preferred shares issued and outstanding as of July 31, 2013 and October 31, 2012.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.  Holders have equal ratable rights to dividends from funds legally available and are entitled to share in assets available for distribution upon liquidation.  Holders do not have preemptive, subscriptive, conversion or cumulative voting rights, and there are no redemption or sinking find provisions or rights.  Holders of common stock have the right to approve any amendment of the Articles of Incorporation, elect directors, approve any plan of merger and approve a plan for the sale, lease or exchange of all of the Company’s assets as proposed by the Board of Directors.

Since March 16, 2011 (Inception) to July 31, 2013, the Company has issued 3,147,500 common shares for $62,900 in cash.

There were 3,147,500 and 2,527,500 common shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 8 -      PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income before provision for income taxes for the following reasons:

	July 31, 2013	October 31, 2012
Income tax expense at statutory rate	$588	$1,623
Valuation allowance	(246)	(1,377)
Income tax expense per books	$342	$246

The net operating loss of $4,050 begins expiring in 2031.

NOTE 9 -      SUBSEQUENT EVENTS

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

Trucking revenues are typically generated on a per-mile basis, and also include revenues such as fuel surcharges, stop charges, loading and unloading charges, equipment detention charges and equipment repositioning charges. Our most significant resource requirements are company drivers; independent contractors; and, tractors and trailers. Our most significant operating costs are fuel, driver salaries, insurance and supplies and maintenance. To mitigate our risk to fuel price increases, we recover from our customers additional fuel surcharges that generally recoup a majority of the increased fuel costs; however, we cannot assure that current recovery levels will continue in future periods.

During the first year of operations, the 12-month period from the date of this report, Load Guard will concentrate on their current operations, finding the required investment capital from our current Offering, and applying to get its common stock listed on an Over-the-Counter Bulletin Board.

Following completion of our Offering, we will immediately look for quality used tractors and trailers. It is our plan to purchase up to two tractors and one 53-foot trailer.  We would immediately look for two new drivers to drive for us full time.  As is customary in the industry, our drivers would be compensated based on the mileage they drive. We will also finalize development of our website (www.loadguardtransportation.com).  The website will provide information on our services, equipment, routes, and personnel.  We will also provide information on our filings with the SEC.  Our website will not be central to obtaining business, as we will continue to use other larger brokers and websites to find our loads.  There are many third party brokers and websites, such as Freightquote, C.H. Robinson, and Coyote Logistics, that post real time data on loads available for transport.  The use of Companies like these are integral to our operations, as they provide the convenience of finding reliable shipments and guaranteeing payment, thereby eliminating the need to deal directly with the shipper.

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

Results of Operations

The following summary of our results of operations, for the three and nine month periods ended July 31, 2013 and 2012, and period from inception (March 16, 2011) to July 31, 2013, should be read in conjunction with our audited consolidated financial statements, for the year ended October 31, 2012, as included in our Prospectus.

Our operations commenced in October 2012, as such comparative numbers prior to this are not reflective of our results for the period ended July 31, 2013, due to the recent start of these operations.

Our financial results for the three and nine month periods ended July 31, 2013 and 2012 are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Operating revenues	$91,152	$-	$257,081	$-
Operating expenses	90,408	93	259,049	643
Operating income (loss)	744	(93)	(1,968)	(643)
Other income (expense)	(2,252)	148	3,697	496
Recovery (provision) for income tax	796	-	(342)	-
Net Income (Loss)	$(712)	$55	$1,387	$(147)

Revenue

Revenue commenced during October 2012 from our trucking operations through our wholly-owned subsidiary LGT, Inc.  We earned revenues of $91,152 for the three months ended July 31, 2013 compared to revenues of $0 for the three months ended July 31, 2012.  We earned revenues of $257,081 for the nine months ended July 31, 2013 compared to revenues of $0 for the nine months ended July 31, 2012.    For the nine months ended we earned $223,631 from direct trucking revenues, $25,543 in brokerage income from our independent contractors, and $7,907 from fuel surcharges.

Expenses

Our total operating expenses for the three and nine month periods ended July 31, 2013 and 2012 are outlined in the table below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012
Fuel and fuel taxes	$31,874	$-	$100,043	$-
Salaries and wages	22,485	-	67,295	-
Operations and maintenance	19,077	-	50,482	-
Professional fees	7,937	-	20,006	550
Depreciation and amortization	3,854	-	8,499	-
General and administrative	5,181	93	12,724	93
Total	$90,408	$93	$259,049	$643

Expenses for the three and nine month periods ended July 31, 2013, increased as compared to the period in 2012 as a result of commencing operations in October 2012.

Our fuel costs represented 42% and 39% of trucking revenues for the three and nine months ended July 31, 2013, respectively.  This is high for what is expected going forward, however, fuel is one of our largest direct expenses.  Fuel for the periods was high, mainly as a result of our trucking revenues being low on a per mileage basis, due to the competitive tender system of dealing with freight brokers. Wages of $22,485 and 67,295, which represent 25% and 26% of trucking revenue for three and nine months ended July 31, 2013, respectively, are for the costs of our two drivers and the salary one of our officers.  Operations and maintenance costs of $19,077 and $50,482, or 21% and 20% of trucking revenue for the three and nine months ended July 31, 2013, respectively, represents cost related to parts and maintenance of our tractors and trailers as well as general operational expenses, such as for insurance, tolls, and scales. Maintenance costs, as a percentage of revenues, are expected to be consistent in future periods. Professional fees of $20,006 for the nine months ended July 31, 2013 as compared to $550 for 2012, are primarily due to the cost of filing our S-1 registration statement and continued compliance with the SEC.  We expect professional fees, mainly from legal and accounting, to increase significantly due to ongoing SEC reporting requirements.  Our general and administrative fees are for general office expenses and other operating costs not directly related to our trucking business.   General and administrative fees increased $12,631 for the nine months ended July 31, 2013 from the comparative period 2012.

Liquidity and Capital Resources

General

As of July 31, 2013, the Company had $37,151 in cash and cash equivalents.  The Company expects current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.  To meet our need for cash in order to expand our operations, we are attempting to raise money from our Offering.  We cannot guarantee that we will be able to sell all the shares.  If we are successful, the money raised will be applied to the items set forth in this plan of operations.

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

Liquidity and Financial Condition

Working Capital
	At	At
	July 31,	October 31,	Increase/
	2013	2012	(Decrease)
Current Assets	$87,058	$38,348	$48,710
Current Liabilities	$64,245	$4,325	$59,920
Working Capital	$22,813	$34,023	$(11,210)

Cash Flows
	Nine Months Ended July 31,
	2013	2012
Net Cash Provided by (Used in) Operating Activities	$(6,601)	$403
Net Cash Provided by (Used in) Investing Activities	$(59,975)	$2,604
Net Cash Provided by Financing Activities	$77,323	$-
Net Increase (decrease) in Cash During the Period	$10,747	$3,007

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

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of July 31, 2013 and October 31, 2012.

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

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single  individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of July 31, 2013.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended July 31, 2013.

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

LOAD GUARD LOGISTICS, INC.

Dated: September 13, 2013	/s/ Yosbani Mendez

Yosbani Mendez,
President and Chief Financial Officer.
Principle Executive Officer
Principle Financial Officer