Form 10-K
period 2013-10-31
LOAD GUARD LOGISTICS, INC.
filed 2014-01-27
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number: 333-186321

LOAD GUARD LOGISTICS, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-0692882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6317 SW 16TH STREET, MIAMI, FL	33155
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (786) 505-4434

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on April 30, 2013, was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. (There was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

3,623,500 as of January 22, 2014

DOCUMENTS INCORPORATED BY REFERENCE

None.

.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, this annual report contains forward-looking statements.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to “Company,” “Load Guard Logistics,” “Load Guard,” “we,” “us” or “our” mean Load Guard Logistics, Inc. and its subsidiary, LGT, Inc., through which we conduct our activities, unless otherwise indicated.

Item 1.      Business

Business Development

Load Guard Logistics, Inc. was incorporated in the State of Nevada on March 16, 2011, as Load Guard Transportation, Inc.  The Company changed its name to Load Guard Logistics, Inc. on November 6, 2012.  Load Guard Logistics, incorporated a wholly owned subsidiary in the State of Florida on March 18, 2011, called LGT, Inc. Our fiscal year end is October 31.  The company's business address is 6317 SW 16th Street, Miami, FL  33155. The telephone number is 786-505-4434.

Load Guard Logistics, Inc. has revenues of $339,926 and had a net loss of $3,782 for the year ended October 31, 2013, and had $52,186 of cash on hand at October 31, 2013.  In addition to revenues, we have relied upon the sale of our securities to our corporate officers and directors and to unrelated shareholders.

Load Guard has never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

Principal Products, Services and Their Markets

We are a transportation and logistics company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. Our truckload shipments are comprised of regional short-haul transport of a variety of consumer nondurable products and other commodities in truckload quantities within geographic regions across the United States using dry van trailers.  We can operate throughout the 48 contiguous U.S. states pursuant to operating authority, both common and contract, granted by the DOT and pursuant to intrastate authority granted by various U.S. states. The principal types of freight we transport include retail store merchandise, consumer and grocery products and manufactured products. We focus on transporting consumer nondurable products that generally ship more consistently throughout the year and whose volumes are generally more stable during a slowdown in the economy.

We aim to provide superior on-time customer service for our brokers.  We do this by maintaining our equipment in the best possible condition and monitoring our drivers on performance.  We are not large enough to engage specific shippers directly, so we focus on building relationships with large brokers.  By providing reliable service to our brokers, we have been able to obtain repeat contracts and are offered more lucrative routes on occasion. Being based in Miami, FL we strive to serve mainly the southern states.  We frequently service FL, AL, SC, NC, LA, MS, GA, and TX.  We occasionally will go further north and provide service to states such as IN, VA, OH and IL.  We try to maintain routes with whom our drivers are most familiar, for consistency and to avoid extreme weather conditions in the winter months.

As we grow our business, we will aim to deal directly with customers on their shipping needs.  At this time we are not equipped to provide consistent service to select customers, and as a consequence large trucking companies and brokers dominate direct access to shippers.  While brokers are reliable for finding loads and for providing quick payment, they are also earning fees for these services.  Further, brokers advertise their loads internally amongst all brokers and externally on their websites.  Small trucking companies, such as ourselves, do actively monitor these postings and all loads are contracted on a first come tender basis.  During slow periods, we can encounter excessive competition for loads on our routes.  For example, we have found that being located in Miami, FL it is frequently difficult for obtaining good rates leaving the state, whereas, we tend to earn a premium on rates coming back to Miami.  We recently added a temperature-controlled (“reefer”) trailer to assist with our shipments out of FL, as we feel we can earn premiums on loads that are perishable and that need to be shipped out of Florida.  Additionally, our reefer can operate as a regular dry van for non-perishable loads.

Revenue Equipment

As of January 1, 2014, we operated one (1) company tractor and trailer and have three (3) tractors and trailers owned by independent contractors.

We currently own the following equipment:

•         2005 Freightliner tractor

•         2004 Utility Thermo King 53’ temperature-controlled (reefer) trailer

We generate revenues from the movement of freight.

Insurance and Claims

The primary risks for which we obtain insurance are cargo loss and damage, personal injury, and property damage.  We maintain insurance with licensed insurance carriers in amounts that are required by our brokers with whom we contract for loads.  Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits.  While we have experienced relatively good conditions in the insurance markets, since inception, an unexpected loss or changing conditions in the insurance market could adversely affect premium levels.  As a result, our insurance and claims expense could increase.  If these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which coverage is not provided, our results of operations and financial condition would be materially and adversely affected.

Seasonality

In the trucking industry, revenues generally follow a seasonal pattern. Peak freight demand has historically occurred in the months of September, October and November. After the December holiday season and during the remaining winter months, freight volumes are typically lower because some customers reduce shipment levels. Operating expenses historically are higher in the winter months due primarily to decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs attributed to adverse winter weather conditions. Revenue can also be affected by bad weather, holidays and the number of business days that occur during a given period because revenue is directly related to the available working days of shippers.

Employee Associates and Independent Contractors

As of January 1, 2014, we employed one (1) driver for the trucking operation and have three (3) service contracts with an independent contractor who provides both a tractor and a driver. Our professional drivers are compensated on a per-mile basis.

We also recognize that our independent contractors complement our company-employed drivers. The independent contractors supply their own tractor and driver and are responsible for their operating expenses. Because the independent contractors provide their own tractor, less financial capital is required from us. We intend to maintain our emphasis on independent contractor recruiting, in addition to company driver recruitment.

The Company’s officers and directors are the only other employees of the Company at this time.  Francisco Mendez is being paid $500 per week for his services as corporate Secretary and to work with maintaining the equipment and monitoring contractors.  He also has a commercial driver’s license and has agreed to act as a back-up driver.  He will be paid for any loads he delivers in addition to his weekly salary.

As of the date of this Report, there are no contracts with any employees or our independent contractors.  Employees and/or our independent contractors can leave and work with other firms at any time.

Regulation

We are a motor carrier regulated by the Department of Transportation (“DOT”) in the United States. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, drivers’ hours of service and certain mergers, consolidations and acquisitions. A conditional or unsatisfactory DOT safety rating could adversely affect us because some of our customer contracts require a satisfactory rating. Equipment weight and dimensions are also subject to federal, state and international regulations with which we strive to comply.

The FMCSA (“Federal Motor Carrier Safety Administration”) continues its implementation of the new Compliance, Safety, Accountability (“CSA”) safety initiative, which monitors the safety performance of both individual drivers and carriers. In December 2010, the FMCSA made public on its website the Safety Measurement System (“SMS”), which includes specific safety rating measurement and percentile ranking scores for over 500,000 trucking companies. Through the SMS, the public can access carrier scores and data (including a carrier’s roadside safety inspection, out-of-service and moving violation histories) for five Behavior Analysis and Safety Improvement Categories (“BASICs”).

All truckload carriers are subject to the hours of service (“HOS”) regulations (the “HOS Regulations”) issued by the FMCSA. In December 2011, the FMCSA adopted and issued a final rule that amended the HOS Regulations as follows: (i) drivers can only use the 34-hour restart once every seven calendar days and the 34-hour period must include two periods between 1:00 a.m. and 5:00 a.m.; (ii) drivers may drive only if eight hours or less have passed since the end of the driver’s last off-duty period of at least 30 minutes; (iii) on-duty time does not include any time resting in a parked commercial motor vehicle (“CMV”) and in a moving property-carrying CMV; it does not include up to two hours in the passenger seat immediately before or after the eight consecutive hours in the sleeper-berth; and (iv) driving (or allowing a driver to drive) three or more hours beyond the driving-time limit may be considered an egregious violation and may be subject to the maximum civil penalties. The final rule for the limitations on the minimum 34-hour restarts and the rest breaks is effective on July 1, 2013, and the final rule for the on-duty time and penalties is effective on February 27, 2012. When implemented, more drivers and more trucks may be needed to transport the existing amount of truck freight in the market, and the resulting negative effect would likely be cost increases to carriers, shippers and consumers. We are currently evaluating the new provisions and the expected impact, if any, on our truck productivity and operating costs.

Our operations are subject to various federal, state and local environmental laws and regulations, many of which are implemented by the EPA and similar state regulatory agencies. These laws and regulations govern the management of hazardous wastes, discharge of pollutants into the air and surface and underground waters and disposal of certain substances. We do not believe that compliance with these regulations has a material effect on our capital expenditures, earnings and competitive position.

The EPA mandated a series of stringent engine emissions standards for all newly manufactured truck engines, which became effective in October 2002, January 2007 and January 2010, resulting in increases in the costs of new trucks. The 2010 regulations required a significant decrease in particulate matter (soot and ash) and nitrogen oxide emitted from on-road diesel engines. Engine manufacturers responded to the 2010 standards by modifying engines to produce cleaner combustion with selective catalytic reduction (“SCR”) or exhaust gas recirculation (“EGR”) technologies to remove pollutants from exhaust gases exiting the combustion chamber. The SCR technology also requires the ongoing periodic use of a urea-based diesel exhaust fluid. Trucks with 2010-standard engines have a higher purchase price than trucks manufactured to meet the 2007 standards, but are more fuel efficient.

California also enacted restrictions on transport refrigeration unit (“TRU”) emissions that require companies to operate compliant TRUs in California. The California regulations apply not only to California intrastate carriers, but also to carriers outside of California who wish to enter the state with TRUs. In January 2009, the EPA enabled California to phase in its Low-Emission TRU In-Use Performance Standards over several years. Enforcement of California’s in-use performance standards for TRU engines began in January 2010 for 2002 and older TRUs and will be phased in annually for later model years. We have complied with all compliance deadlines through December 31, 2011, that applied to model year 2004 and older TRU engines. California also required the registration of all California-based TRUs by July 31, 2009. For compliance purposes, we won’t complete the California TRU registration process and thus it is our plan not to transport to California.

California also adopted new regulations to improve the fuel efficiency of heavy-duty tractors that pull 53-foot or longer box-type trailers within the state. The tractors and trailers subject to these regulations must either use EPA SmartWay-certified tractors and trailers or retrofit their existing fleet with SmartWay-verified technologies that have been demonstrated to meet or exceed fuel savings percentages specified in the regulations. Examples of these technologies include tractor and trailer aerodynamics packages (such as tractor fairings and trailer skirts) and the use of low-rolling resistance tires on both tractors and trailers. Enforcement of these regulations for 2011 model year equipment began in January 2010, and will be phased in over several years for older equipment. Going forward, we will evaluate the complying with these CARB regulations. We do not currently ship to California and do not plan to add California to our routes.

Industry and Competition

The freight transportation industry is highly competitive and includes thousands of trucking and non-asset-based logistics companies. We have no share of the markets we target. Competition for the freight we transport is based primarily on service, efficiency, available capacity and, to some degree, on freight rates alone. We are insignificant in the truckload transportation industry.

The principle means of competition in the truckload segment of the industry are service and price, with rate discounting being particularly intense during the economic downturns.  We are forced to compete primarily on the basis of rates, although we strive to offer the best service possible. However, we are dependent on large freight brokers to post rates in public that are then bid on by other smaller trucking companies, such as ourselves, and have no control on what other companies will accept for shipments.  We are striving to build strong service relationships with companies for specific routes in our geographic area.  It is our desire to move toward the dedicated freight segment, whereby we agree to make our equipment and drivers available to a specific customer for shipments over particular routes at specific times.  We feel offering drivers specific routes will further aid us in driver recruitment and retention.  Not being able to get stronger revenues more consistently will hamper our cash flow and thus our ability to purchase newer equipment.  We are extremely sensitive to price fluctuations in fuel, maintenance costs and driver expenses.

Internet Website

We maintain an Internet website where you can find additional information regarding our business and operations. The website address is www.loadguardlogistics.com. On the website, we make certain investor information available free of charge, including our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. This information is included on our website as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). The website also includes Interactive Data Files required to be posted pursuant to Rule 405 of SEC Regulation S-T. Information provided on our website is not incorporated by reference into this Form 10-K.

Item 1A.  Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.    Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.      Properties

Load Guard Logistics’ principal business and corporate address is 6317 SW 16th St, Miami, FL 33155; the telephone number is (786) 505-4434.  The space is being provided by our President on a rent-free basis.  We have no intention of finding, in the near future, another office space to rent during the development stage of the company.

Load Guard Logistics does not currently have any investments or interests in any real estate, nor do we have investments or an interest in any real estate mortgages or securities of persons engaged in real estate activities.

Item 3.      Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.      Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is not yet quoted on the OTC Bulletin Board (OTCBB).  Accordingly, there is no present market for our securities.

Holders

As of January 1, 2014, there were 29 stockholders of record and an aggregate of 3,623,500 shares of our common stock were issued and outstanding.   Of these common shares, 2,302,500 are restricted shares held by our 2 officers and directors and 1,321,000 common shares are issued in registered form to 27 unrelated investors.  The transfer agent of our company's common stock is ClearTrust, LLC. Clear Trust is located at 16540 Pointe Village Dr., Suite 206, Lutz, FL  33558.

Description of Securities

The authorized capital stock of our company consists of 100,000,000 of common stock, at $0.001 par value, and 10,000,000 shares of preferred stock, at $0.001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our Board of Directors.

Equity Compensation Plan Information

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended October 31, 2013, that were not otherwise disclosed on our current reports on Form 8-K filed during the year ended October 31, 2013.

During October 2013, we sold 476,000 shares at $0.05 per share for total proceeds of $23,800 under our recent S-1 Registration Statement offering.  On November 1, 2013, the Company closed its Offering and will not sell any additional shares under the Prospectus.

Our use of proceeds, of $23,800, from our prospectus will be allocated solely to working capital needs.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended October 31, 2013.

Item 6.      Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information required by this Item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report,.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the consolidated financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

Results of Operations

The following summary of our results of operations, for the years ended October 31, 2013 and 2012, should be read in conjunction with our audited consolidated financial statements, for the year ended October 31, 2013, as included in this Form 10-K.

Our operations commenced in October 2012, as such comparative numbers prior to this are not reflective of our results for the year ended October 31, 2013, due to the recent start of these operations.

Our financial results for the years ended October 31, 2013 and 2012, are summarized as follows:

	Year Ended October 31,
	2013	2012
Operating revenues	$339,926	$16,243
Operating expenses	347,168	12,126
Operating income (loss)	(7,242)	4,117
Other income (expense)	3,460	638
Recovery (provision) for income tax	-	-
Net Income (Loss)	$(3,782)	$4,755

Revenue

Revenue commenced during October 2012 from our trucking operations through our wholly-owned subsidiary LGT, Inc.  We earned revenues of $339,926 for the year ended October 31, 2013, compared to revenues of $16,243 for the year ended October 31, 2012. For the year ended October 31, 2013, we earned $290,265 from direct trucking revenues, $41,753 in brokerage income from our independent contractors, and $7,907 from fuel surcharges.

Expenses

Our total operating expenses for the years ended October 31, 2013 and 2012 are outlined in the table below:

	Year Ended October 31,
	2013	2012
Fuel and fuel taxes	$131,341	$5,356
Salaries and wages	87,870	2,639
Operations and maintenance	67,298	396
Professional fees	32,164	1,204
Depreciation and amortization	10,873	-
General and administrative	17,622	2,531
Total	$347,168	$12,126

Expenses for the years ended October 31, 2013, increased as compared to the period in 2012 as a result of commencing operations in October 2012.

Our fuel costs represented 44% of trucking revenues and fuel surcharges for the year ended October 31, 2013.  This is high for what is expected going forward, however, fuel is one of our largest direct expenses.  Fuel for the periods was high, mainly as a result of our trucking revenues being low on a per mileage basis, due to the competitive tender system of dealing with freight brokers. Wages of $87,870, which represent 30% of trucking revenue for the year ended October 31, 2013, are for the costs of our drivers and the salary one of our officers.  Operations and maintenance costs of $67,298 or 23% of trucking revenue for the year ended October 31, 2013, represents cost related to parts and maintenance of our tractors and trailers as well as general operational expenses, such as for insurance, tolls, and scales. Maintenance costs, as a percentage of trucking revenues, are expected to be consistent in future periods. Professional fees of $32,164 for the year ended October 31, 2013 as compared to $550 for 2012, are primarily due to the cost of filing our S-1 registration statement and continued compliance with the SEC.  We expect professional fees, mainly from legal and accounting, to increase somewhat due to ongoing SEC reporting requirements.  Our general and administrative fees are for general office expenses and other operating costs not directly related to our trucking business.   General and administrative fees increased $15,091for the year ended October 31, 2013 from the comparative period 2012.

Liquidity and Capital Resources

General

As of October 31, 2013, the Company had $52,186 in cash and cash equivalents.  The Company expects current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.  To meet our need for cash we raised money from our recent Offering.  We sold 476,000 shares for total proceeds of $23,800, prior to closing the Offering on November 1, 2013.  Additionally, our officers and directors have loaned us funds for the purchase of property and equipment.  As of October 31, 2013, Francisco Mendez is owed $25,000 for the sale of his truck to the Company.  This loan is non-interest bearing.  Yosbani Mendez loaned the Company $32,000 for the purchase of a truck and trailer.  The loan carries an interest rate of 8%.  As of October 31, 2013, there was $22,000 still owning on this loan.

Liquidity and Financial Condition

Working Capital
	At	At
	October 31,	October 31,	Increase/
	2013	2012	(Decrease)
Current Assets	$106,134	$38,348	$67,786
Current Liabilities	$62,317	$4,325	$57,992
Working Capital	$43,817	$34,023	$9,794

Cash Flows
	Year Ended October 31,
	2013	2012
Net Cash Provided by (Used in) Operating Activities	$(14,495)	$1,928
Net Cash Used in Investing Activities	$(38,116)	$-
Net Cash Provided by Financing Activities	$78,393	$-
Net Increase (decrease) in Cash During the Period	$25,782	$10,562

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance.  We were previously a development stage company and have generated minimal revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise in a highly competitive industry, including limited capital resources, and possible cost overruns due to the price and cost increases in supplies and services.

The Company believes it has enough cash on hand or will be able to generate enough income from operations to pay operating costs for the next twelve months.  However, should there be any unforeseen circumstances, the officers and directors have generally indicated a willingness to provide services and financial contributions if necessary.

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the first year of operations.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources.

We had no material commitments for capital expenditures as of October 31, 2013 and 2012.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to our company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on our company's present or future consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.      Financial Statements and Supplementary Data

INDEX TO AUDITED FINANCIAL STATEMENTS

For the Years Ended October 31, 2013 and 212:

Messineo & Co., CPAs LLC 2471 N McMullen Booth Rd, Ste. 302 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Load Guard Logistics, Inc.

We have audited the consolidated balance sheet of Load Guard Logistics, Inc. as of October 31, 2013 and the related consolidated statement of operations, changes in stockholders' equity, and consolidated cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Load Guard Logistics, Inc. as of October 31, 2012, were audited by other auditors whose report dated January 30, 2013, expressed an unqualified opinion on those statements, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Load Guard Logistics, Inc. as of October 31, 2012 and results of its consolidated operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company does not have a history of sustained net income and has earned insufficient revenue to satisfy its operating cash flow requirements. The Company requires additional equity or debt financing to meet the operating and capital cash flows required to fully implement its business plan.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans in regard to this uncertainty were also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs, LLC

Clearwater, Florida

December 23, 2013

2451 North McMullen Booth Road Suite 308 Clearwater, FL 33759 855.334.0934 Toll free

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Load Guard Logistics, Inc.

We have audited the consolidated balance sheet of Load Guard Logistics, Inc. (a development stage company) as of October 31, 2012 and the related consolidated statement of operations, changes in stockholders' equity, and consolidated cash flows for the year ended October 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility was to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the financial position of Load Guard Logistics, Inc. as of October 31, 2012 and results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has earned minimal revenue since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Further information and management's plans in regard to this uncertainty were also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

January 30, 2013

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS

	October 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$52,186	$26,404
Accounts receivable, less allowance of $0	25,338	6,906
Prepaid expenses	15,591	-
Notes receivable	13,019	-
Note receivable, related party	-	5,038
Total current assets	106,134	38,348

Note receivable, related party - non-current	-	4,536
Equipment, net of accumulated depreciation of $7,912 and $0, respectively	39,560	-
Total assets	$145,694	$42,884

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$15,079	$4,079
Taxes payable	-	246
Notes payable, related parties	47,238	-
Total current liabilities	62,317	4,325

Total liabilities	62,317	4,325
Stockholders' equity:
Preferred stock, $0.001 par value,20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
3,623,500 and 2,527,500 shares issued and outstanding, respectively	3,623	2,527
Additional paid-in capital	83,077	35,573
Retained earnings (deficit)	(3,323)	459
Total stockholders' equity	83,377	38,559
Total liabilities and stockholders' equity	$145,694	$42,884

	See Notes to Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended October 31,
	2013	2012

Operating revenues	$339,926	$16,243
Operating expenses:
Fuel and fuel taxes	131,341	5,356
Salaries and wages	87,870	2,639
Operations and maintenance	67,298	396
Professional fees	32,164	1,204
General and administrative	28,495	2,531
Total operating expenses	347,168	12,126
Operating income (loss)	(7,242)	4,117
Other income (expense)
Interest expense	(2,151)	-
Interest income	789	638
Gain on insurance claim	6,506	-
Loss on disposal of equipment	(1,684)	-
Total other income (expense)	3,460	638
Income (loss) before income taxes	(3,782)	4,755
Provision for income taxes	-	(246)
Net income (loss)	$(3,782)	$4,509

Basic and diluted income (loss) per common share	$(0.00)	$0.00

Weighted-average number of common shares outstanding	3,119,184	2,332,746

See Notes to Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Retained	Total
	Preferred Stock		Common Stock		Additional	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	(Deficit)	Equity

BALANCE, October 31, 2011	-	$-	2,325,000	$2,325	$27,675	$(4,050)	$25,950

Common shares issued for cash at $0.04 per share on October 18, 2012	-	-	202,500	202	7,898	-	8,100
Net income	-	-	-	-	-	4,509	4,509
BALANCE, October 31, 2012	-	-	2,527,500	2,527	35,573	459	38,559

Common shares issued for cash at $0.04 per share on November 25, 2012	-	-	620,000	620	24,180	-	24,800
Common shares issued for cash at $0.05 per share on October 28, 2013	-	-	476,000	476	23,324	-	23,800
Net income	-	-	-	-	-	(3,782)	(3,782)
BALANCE, October 31, 2013	-	$-	3,623,500	$3,623	$83,077	$(3,323)	$83,377

See Notes to Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended October 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(3,782)	$4,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,872	-
Loss on disposal of equipment	1,684	-
Changes in certain working capital items:
Accounts receivable, net	(18,432)	(6,906)
Prepaid expenses	(15,591)	-
Accounts payable and accrued liabilities	10,754	4,325
Net cash provided by (used in) operating activities	(14,495)	1,928
Cash flows from investing activities:
Purchases of equipment	(49,116)	-
Proceeds from sale of equipment	11,000	-
Net cash used in investing activities	(38,116)	-
Cash flows from financing activities:
Issuance of notes receivable	(7,500)	-
Payments received from notes receivable	15,055	-
Proceeds from loans	32,000	2,462
Repayments on loans	(9,762)	-
Proceeds from issuance of common stock	48,600	8,100
Net cash provided by financing activities	78,393	10,562

Net increase (decrease) in cash and cash equivalents	25,782	12,490
Cash and cash equivalents, beginning of period	26,404	13,914
Cash and cash equivalents, end of the period	$52,186	$26,404

Supplemental cash flow disclosure:
Interest paid	$2,151	$-
Income taxes paid	$106	$-

Non-cash transactions
Purchase of equipment in exchange for note payable	$25,000	$-
Sale of equipment for cash and exchange of note receivable	$11,000	$-

	See Notes to Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

October 31, 2013 and 2012

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

The Company operates as a transportation and delivery services company.  We generate revenues from the actual movement of freight from shippers to consignees as well as serving as a logistics provider by arranging for others to provide the transportation services.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

These financial statements include the accounts of the Company and the wholly-owned subsidiary, LGT, Inc.  All material intercompany balances and transactions have been eliminated.

Basis of Presentation

The Consolidated Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported income.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of three months or less.

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company performs ongoing credit evaluations and generally does not require collateral.  Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts.  The Company evaluates the adequacy of its allowance for doubtful accounts quarterly.  Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability.  The Company maintains reserves for potential credit losses based upon its loss history and specific receivables aging analysis.  Receivable balances are written off when collection is deemed unlikely.  Management’s evaluation of outstanding balances determined that an allowance, as of October 31, 2013 and 2012 was not considered necessary, based on history and its subsequent collections.

Concentration Risk

For the year ending October 31 2013, the Company recognized revenues from two customers, in the amount of approximately $195,800 or 67.4% of total revenues.   The same two customers account for approximately $20,500 or 81.1% of total receivables.

Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (5 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at October 31, 2013 and 2012.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

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

The following table sets forth the computation of basic and diluted earnings per share, for the years ended October 31, 2013 and 2012:

	Year Ended October 31,
	2013	2012

Net income (loss)	$(3,782)	$4,509

Weighted average common shares outstanding (Basic)	3,119,184	2,332,746

Net income (loss) per share (Basic)	$(0.00)	$0.00

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

NOTE 3 -      GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of October 31, 2013, the Company has a loss from operations of $3,782 and negative cash flows from operations of $14,495.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2014.

The ability of the Company to fully commence its operations is dependent upon, among other things, obtaining additional financing to continue operations, and execution of its business plan.  In response to these concerns, management intends to raise additional funds through public or private placement offerings and through loans from officers and directors.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management's plan will be successful.

NOTE 4 -      EQUIPMENT

The following table shows the Company’s equipment detail as of October 31, 2013 and October 31, 2012:

	2013	2012
Tractor	$19,231	$-
Trailer	28,241	-
Gross equipment at cost	47,472	-
Accumulated depreciation and amortization	(7,912)	-
Net equipment	$39,560	$-

Depreciation expense totaled $10,872 and $0 at October 31, 2013 and 2012, respectively.

NOTE 5 -   NOTES RECEIVABLE

Cash was issued in exchange for promissory notes from unrelated contractors, for the specific purpose of purchasing truck and trailers to be used in operations of Load Guard Transportation.

	October 31, 2013	October 31, 2012
On July 8, 2013, we issued a one-year, secured $11,000 fixed rate Promissory Note (the “note”) to an independent contractor, with an interest rate of 8%, which matures in July 2014. The note was issued for the financing of a tractor and trailer we sold for $22,000. The note calls for weekly payments of $228.46, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	$7,827	$-

On July 8, 2013, we issued a one-year, secured $7,500 fixed rate Promissory Note (the “note”) to an independent contractor, with an interest rate of 10%, which matures in July 2014. The note was issued for the financing of a trailer valued at $7,500. The note calls for weekly payments of $144.23, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	5,192	-

Total notes receivable	$13,019	$-
Less current portion of notes receivable	(13,019)	-

Long-term portion of notes receivable	$-	$-

During the year ended October 31, 2013 and 2012, the Company earned interest revenue of $789 and $0, respectively.

NOTE 6 -      RELATED PARTY   TRANSACTIONS

Note Receivable - Related Party

Note receivable, from a related party, at October 31, 2013 and, 2012 consisted of:

	October 31, 2013	October 31, 2012
On March 31, 2011, we issued a three-year, secured $15,000 fixed rate Promissory Note (the “note”) to a shareholder, with an interest rate of 6%, which matures in March 2014. The note was originally issued for the financing of a trailer of a contractor, to be used for the benefit of the Company. The note calls for monthly payments of $456.33, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	$-	$9,574

Less current portion of note receivable	-	5,038

Long-term portion of note receivable	$-	$4,536

During the year ended October 31, 2013 and 2012, the Company earned interest revenue of $304 and $638, respectively. During February 2013, the note was paid in full.

Notes Payable – Related Party

Notes payable, from related parties, at October 31, 2013 and 2012 consisted of:

	October 31, 2013	October 31, 2012
On March 13, 2013 an officer, director, and shareholder of the Company sold his tractor and trailer to the Company for a $25,000 unsecured, non-interest bearing Promissory Note, due March 12, 2014.	$25,000	$-

On January 11, 2013, we issued an eighteen-month, $32,000 fixed rate Promissory Note payable (the “note”) to a Director, who is also an Officer and shareholder, with an interest rate of 8%, which matures in June 11, 2014. The note was issued for the financing of a tractor and trailer, to be used for the benefit of the Company. The note calls for monthly payments of $1,829.49, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	22,238	-

Total notes payable	$47,238	$-
Less current portion of notes payable	(47,238)	-

Long-term portion of notes payable	$-	$-

During the year ended October 31, 2013, the Company recorded interest expense of $2,038 and made $11,800 in payments on the notes.

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

The controlling shareholders and management have pledged support to fund continuing operations through temporary loans to meet the Company’s cash flow requirements; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties until such time that the Company receives adequate equity capital or other long-term financing.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

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

There were no preferred shares issued and outstanding as of October 31, 2013 and 2012.

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

Since March 16, 2011 (Inception) to October 31, 2013, the Company has issued 3,623,500 common shares for $86,700 in cash.

There were 3,623,500 and 2,527,500 common shares issued and outstanding at October 31, 2013 and 2012, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income before provision for income taxes for the following reasons:

	October 31, 2013	October 31, 2012
Income tax (benefit) expense at statutory rate	$(1,300)	$1,623
Valuation allowance	1,300	(1,377)
Income tax expense per books	$-	$246

The net operating loss of $3,323 begins expiring in 2031.

NOTE 9 -      COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of October 31, 2013 and 2012.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 14, 2013, (the “Dismissal Date”), we dismissed Drake Klein Messineo, CPAs, PA (“DKM”) as our independent registered public accounting firm. Our Company’s Board of Directors approved of the dismissal on June 14, 2013. The reports of DKM on the Company’s financial statements for the years ended October 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle, except to indicate that there was substantial doubt as to our Company’s ability to continue as a going concern.

On June 14, 2013 (the “Engagement Date”), our Company engaged Messineo & Co, CPAs LLC  (“M&Co”), as our new independent registered public accounting firm.  The engagement of M&Co was approved by our Company’s Board of Directors on June 14, 2013.  During the years ended October 31, 2012 and 2011, and through the Engagement Date, we did not consult with M&Co regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company’s financial statements by M&Co, in either case where written or oral advice provided by M&Co would be an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Items 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective and that material weaknesses described below exists in our internal control over financial reporting based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer also acting as chief financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management concluded that as of October 31, 2013, our internal controls over financial reporting were not effective and that a material weakness exists in our internal control over financial reporting.  The material weakness consists of controls associated with segregation of duties.  To address the material weakness we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding this material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Yosbani Mendez	President, Chief Executive Officer (CEO), Chief Financial Officer (CFO), Treasurer and Director	42	March 16, 2011
Francisco Mendez	Secretary and Director	45	March 16, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Yosbani Mendez – President, Chief Executive Officer, Secretary, Treasurer and Director

Yosbani Mendez has held the positions of Director since March 16, 2011 and of president, CEO, CFO, treasurer, since March 18, 2011.

Mr. Mendez graduated with a Bachelor of Science Degree in Physical Education in 1995, from the Instituto Superior de Educacion Fisica Manuel Fajardo, in Pinar del Rio, Cuba. Mr. Mendez had his Bachelor of Science Degree validated from the University of Central Florida in 1998. From 2000 until present, Mr. Mendez has been working for the city of Miami Beach, in their Ocean Rescue Division. His responsibility is as a Lifeguard on Miami Beach.  Since March 2011, Mr. Mendez serves as President, CFO, Treasurer and Director, of our wholly-owned subsidiary, LGT, Inc. From 2008 to present he is the President of Load Guard, Inc. a private Florida company that ceased trucking operations in October 2012.  Load Guard, Inc. was founded with his brother Francisco Mendez. From June 2006 to March 2010, he was Secretary and Director of El Palenque Vivero, Inc., a company that was quoted on the OTCBB.  El Palenque Vivero, Inc., was a development stage company that intended to operate a plant nursery in Cuernavaca, Mexico.  The Company believes based upon Mr. Mendez’ experience running a trucking operation similar to the Company’s, and because he has previously served as an officer and director of a public company, he is qualified to serve as an officer and director.

Francisco Mendez – Secretary and Director

Francisco Mendez has held the positions of Director since March 16, 2011 and secretary since March 18, 2011.

Mr. Mendez graduated in 1998 as a Physical Education technician in Havana, Cuba. Mr. Mendez obtained his Commercial Drivers License (CDL) in 2003.  He worked for different interstate companies in Florida from January to March 2008, when he worked as an owner operator for L&M an intrastate carrier company located in Miami, FL.  Since March 2011, Mr. Mendez serves as Secretary and Director, of our wholly-owned subsidiary, LGT, Inc.   March 2008 he incorporated Load Guard, Inc. a company incorporated in the state of Florida.  Load Guard, Inc. operated as a trucking Company until it ceased operations in October 2012. He served as the company’s Vice President and was a driver until December 2011.  During 2012, in addition to his work with Load Guard Logistics, Mr. Mendez worked as a pool cleaning employee for Vegas Pool service, Inc. a Private company located in Miami, FL.  Mr. Mendez is now devoting all his time to Load Guard Logistics, Inc.  The Company chose Mr. Mendez as a director of the Company in order to benefit from his experience as a commercial driver, truck maintenance experience, and with managing companies operating in the intrastate trucking business.

Employment Agreements

For the year ended October 31 2013, we had no formal employment agreements with any of our employees, directors or officers.

Family Relationships

Messrs. Mendez are brothers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.                  A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.                  Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.                  Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.                  Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.                  Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.                  Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.                  Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.                  Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our company’s common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our Board of Directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.      honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.      full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.      compliance with applicable governmental laws, rules and regulations;

4.      the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.      accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly senior officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any senior officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is attached hereto as Exhibit 14. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Load Guard Logistics, Inc., 6317 SW 16th St., Miami, FL  33155.

Board and Committee Meetings

Our Board of Directors currently consists of Messrs. Yosbani and Francisco Mendez. The Board held no formal meetings during the year ended October 31, 2013. As our company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of October 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has determined that it does not have a member of the audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that members of our Board of Directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our directors do not believe that it is necessary to have such committees because they believe the functions of such committees can be adequately performed by the members of our Board of Directors.

Item 11.    Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended October 31, 2013 and 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended October 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than the principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yosbani Mendez(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Francisco Mendez(2) Secretary and Director	2013 2012	32,736 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	32,736 Nil

(1)	Mr. Yosbani Mendez has held the positions of Director since March 16, 2011 and of president, CEO, CFO, treasurer, since March 18, 2011.

(2)	Mr. Francisco Mendez held the positions of Director since March 16, 2011 and of secretary since March 18, 2011.

Narrative Disclosure to Summary Compensation Table

Other than set out below there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our Board of Directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our Board of Directors.

While there are no written employment agreements with our officers and directors, the Company has verbally agreed to pay Mr. Francisco Mendez a weekly salary of $550 for his services as operations manager and as corporate secretary, effective November, 2012.  Mr. Francisco Mendez will also be paid a fee for any loads he delivers as an alternate driver for the Company.  No fees were paid to Mr. Mendez during the year ended October 31, 2012.

At this time, Mr. Yosbani Mendez is volunteering his time and is not receiving compensation.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Grants of Plan-Based Awards

There were no grants of plan-based awards during the year ended October 31, 2013.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards at the year ended October 31, 2013.

Option Exercises and Stock Vested

During our fiscal year ended October 31, 2013, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 1, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.

Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Yosbani Mendez(2) 6317 SW 16th Street Miami, FL 33155	1,802,500 Common shares Direct ownership	49.7%
Francisco Mendez(3) 6317 SW 16th Street Miami, FL 33155	500,000 common shares Direct ownership	13.8%
Directors and Executive Officers as a Group(1)	2,302,500 common shares	63.5% common shares

(1)           Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 1, 2014. As of January 1, 2014, there were 3,623,500 shares of our company’s common stock issued and outstanding.

(2)         Mr. Yosbani Mendez has held the positions of Director since March 16, 2011 and of president, CEO, CFO, treasurer, since March 18, 2011.

(3)        Mr. Francisco Mendez held the positions of Director since March 16, 2011 and secretary, since March 18, 2011.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Transactions with related persons

There have been no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a director or indirect material interest.

Corporate Governance

Messrs. Mendez, our only directors, are not independent directors as they also serve as our executive officers.

Item 14.    Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended October 31, 2013 and 2012, for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended October 31, 2013	Year Ended October 31, 2012
Audit Fees (1)	$12,500	$5,000
Audit Related Fees (2)	$0	$0
Tax Fees (3)	$700	$0
All Other Fees (4)	$350	$0
Total	$13,550	$5,000

(1)     Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)     Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)     Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)     All other fees consist of fees billed for all other services.

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description of Exhibit
(14)	Code of Ethics
14.1*	Code of Ethics
(21)	Subsidiaries of the Company
21.1*	Subsidiary of the Company
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer.
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Financial Officer.
101	Interactive Data File
101**	Interactive Data File (Form 10-K for the year ended October 31, 2013 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

LOAD GUARD LOGISTICS, INC.
(Registrant)

Dated: January 27, 2014	/s/ Yosbani Mendez
Yosbani Mendez
President, Chief Executive Officer, Treasurer, and Director
(Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 27, 2014	/s/ Yosbani Mendez
Yosbani Mendez
President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial, and Accounting Officer)

Date: January 27, 2014	/s/ Francisco Mendez
Francisco Mendez
Secretary and Director