Form 10-Q
period 2014-01-31
LOAD GUARD LOGISTICS, INC.
filed 2014-03-17
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

(786) 505-4434
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

As of March 11, 2014 there were 3,623,500 shares of the issuer's common stock, par value $0.001, outstanding.

LOAD GUARD LOGISTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

For the Period Ended January 31, 2014:
(Unaudited)

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS

	January 31,	October 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,476	$52,186
Accounts receivable, less allowance of $0	34,802	25,338
Prepaid expenses	13,978	15,591
Notes receivable	8,394	13,019
Total current assets	103,650	106,134

Equipment, net of accumulated depreciation of $10,286 and $7,912, respectively	37,186	39,560
Total assets	$140,836	$145,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$12,791	$15,079
Notes payable, related parties	41,048	47,238
Total current liabilities	53,839	62,317

Total liabilities	53,839	62,317
Stockholders' equity:
Preferred stock, $0.001 par value,20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
3,623,500 shares issued and outstanding	3,623	3,623
Additional paid-in capital	83,077	83,077
Retained earnings (deficit)	297	(3,323)
Total stockholders' equity	86,997	83,377
Total liabilities and stockholders' equity	$140,836	$145,694

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,
	2014	2013

Operating revenues	$63,421	$57,130
Operating expenses:
Fuel and fuel taxes	20,524	24,581
Salaries and wages	18,226	16,316
Operations and maintenance	14,299	9,820
Professional fees	2,975	7,537
General and administrative	8,627	5,070
Total operating expenses	64,651	63,324
Operating loss	(1,230)	(6,194)
Other income (expense)
Interest expense	(410)	(213)
Interest income	407	143
Gain on insurance claim	4,853	6,506
Total other income (expense)	4,850	6,436
Income before income taxes	3,620	242
Provision for income taxes	-	82
Net income	$3,620	$160

Basic and diluted income per common share	$0.00	$0.00

Weighted-average number of common shares outstanding	3,623,500	2,963,505

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Retained	Total
	Preferred Stock		Common Stock		Additional	Earngings	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	(Defitcit)	Equity

BALANCE, Ocober 31, 2012	-	$-	2,527,500	$2,527	$35,573	$459	$38,559

Common shares issued for cash at $0.04 per share on November 25, 2012	-	-	620,000	620	24,180	-	24,800
Common shares issued for cash at $0.05 per share on October 28, 2013	-	-	476,000	476	23,324	-	23,800
Net loss	-	-	-	-	-	(3,782)	(3,782)
BALANCE, October 31, 2013	-	-	3,623,500	3,623	83,077	(3,323)	83,377

Net income (unaudited)	-	-	-	-	-	3,620	3,620
BALANCE, January 31, 2014 (unaudited)	-	$-	3,623,500	$3,623	$83,077	$297	$86,997

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended January 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,620	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,374	791
Changes in certain working capital items:
Accounts receivable, net	(9,464)	(14,726)
Prepaid expenses	1,613	-
Accounts payable and accrued liabilities	(2,288)	1,286
Net cash used in operating activities	(4,145)	(12,489)
Cash flows from investing activities:
Purchases of equipment	-	(47,471)
Net cash used in investing activities	-	(47,471)
Cash flows from financing activities:
Payments received from notes receivable	4,625	17
Repayments on loans	(6,190)	-
Proceeds from issuance of common stock	-	24,800
Note payable, related party	-	32,000
Net cash provided by financing activities	(1,565)	56,817
Net increase (decrease) in cash and cash equivalents	(5,710)	(3,143)
Cash and cash equivalents, beginning of period	52,186	26,404
Cash and cash equivalents, end of the period	$46,476	$23,261

Supplemental cash flow disclosure:
Interest paid	$410	$-
Income taxes paid	$-	$-

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
January 31, 2014
(Unaudited)

NOTE 1 -    ORGANIZATION AND DESCRIPTION OF BUSINESS

Load Guard Logistics, Inc. (the "Company") is a Nevada corporation incorporated on March 16, 2011, and is based in Miami, FL.  The company was originally incorporated as Load Guard Transportation, Inc. and changed its name to Load Guard Logistics, Inc. on November 6, 2012.  The Company incorporated a wholly-owned subsidiary, "LGT, Inc." in Florida on March 18, 2011.  The Company's fiscal year end is October 31.

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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended October 31, 2013 filed Form 10-K on January 27, 2014.

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

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company performs ongoing credit evaluations and generally does not require collateral.  Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts.  The Company evaluates the adequacy of its allowance for doubtful accounts quarterly.  Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability.  The Company maintains reserves for potential credit losses based upon its loss history and specific receivables aging analysis.  Receivable balances are written off when collection is deemed unlikely.  Management's evaluation of outstanding balances determined that an allowance, as of January 31, 2014 and October 31, 2013 was not considered necessary, based on history and its subsequent collections.

Concentration Risk

For the period ending January 31, 2014, the Company recognized revenues from one customer, in the amount of approximately $30,000 or 47.4% of total revenues.   The same customer accounts for approximately $15,900 or 45.6% of total receivables.

Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (5 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at January 31, 2014 and October 31, 2013.

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

Net Income (Loss) Per Share of Common Stock

The Company follows ASC 260, "Earnings per Share," ("EPS") which requires presentation of basic EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended January 31, 2014 and 2013:

	Three Months Ended January 31,
	2014	2013

Net income	$3,620	$160

Weighted average common shares outstanding (Basic)	3,623,500	2,963,505

Net income (loss) per share (Basic)	$0.00	$0.00

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company's management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Financial Instruments

The Company's balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, "Fair Value Measurements and Disclosures," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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
The Company's financial instruments consist principally of cash, accounts receivable; related party notes payable; and, accounts payable and accrued liabilities.

Revenue Recognition

The Company recognizes revenue from the sale of services in accordance with ASC 605, "Revenue Recognition."  The Company recognizes revenue only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;
ii)	Service has been provided;
iii)	The fee is fixed or determinable; and
iv)	Collection is reasonably assured.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  We have reviewed the FASB issued Accounting Standards Update ("ASU") accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 -GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of January 31, 2014, the Company has a loss from operations of $1,230 and negative cash flows from operations of $4,145.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2014.

The ability of the Company to fully commence its operations is dependent upon, among other things, obtaining additional financing to continue operations, and execution of its business plan.  In response to these concerns, management intends to raise additional funds through public or private placement offerings and through loans from officers and directors.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management's plan will be successful.

NOTE 4 - EQUIPMENT

The following table shows the Company's equipment detail as of January 31, 2014 and October 31, 2013:

	2014	2013
Tractor	$19,231	$19,231
Trailer	28,241	28,241
Gross equipment at cost	47,472	47,472
Accumulated depreciation and amortization	(10,286)	(7,912)
Net equipment	$37,186	$39,560

Depreciation expense totaled $10,286 and $7,912 at January 31, 2014 and October 31, 2013, respectively.

NOTE 5 -   NOTES RECEIVABLE

Cash was issued in exchange for promissory notes from unrelated contractors, for the specific purpose of purchasing truck and trailers to be used in operations of Load Guard Transportation.

	January 31, 2014	October 31, 2013
On July 8, 2013, we issued a one-year, secured $11,000 fixed rate Promissory Note (the "note") to an independent contractor, with an interest rate of 8%, which matures in July 2014. The note was issued for the financing of a tractor and trailer we sold for $22,000. The note calls for weekly payments of $228.46, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	$5,077	$7,827

On July 8, 2013, we issued a one-year, secured $7,500 fixed rate Promissory Note (the "note") to an independent contractor, with an interest rate of 10%, which matures in July 2014. The note was issued for the financing of a trailer valued at $7,500. The note calls for weekly payments of $144.23, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	3,317	5,192

Total notes receivable	$8,394	$13,019
Less current portion of notes receivable	(8,394)	(13,019)

Long-term portion of notes receivable	$-	$-

During the periods ended January 31, 2014 2013, the Company earned interest revenue of $407 and $143, respectively.

NOTE 6 -   RELATED PARTY  TRANSACTIONS

Notes Payable – Related Party

Notes payable, from related parties, at January 31, 2014 and October 31, 2013 consisted of:

	January 31, 2014	October 31, 2013
On March 13, 2013 an officer, director, and shareholder of the Company sold his tractor and trailer to the Company for a $25,000 unsecured, non-interest bearing Promissory Note, due March 12, 2014.	$24,000	$25,000

On January 11, 2013, we issued an eighteen-month, $32,000 fixed rate Promissory Note payable (the "note") to a Director, who is also an Officer and shareholder, with an interest rate of 8%, which matures in June 11, 2014. The note was issued for the financing of a tractor and trailer, to be used for the benefit of the Company. The note calls for monthly payments of $1,829.49, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	17,048	22,238

Total notes payable	$41,048	$47,238
Less current portion of notes payable	(41,048)	(47,238)

Long-term portion of notes payable	$-	$-

During the periods ended January 31, 2014 and 2103, the Company recorded interest expense of $410 and made $213 in payments on the notes.

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

The controlling shareholders and management have pledged support to fund continuing operations through temporary loans to meet the Company's cash flow requirements; however there is no written commitment to this effect.  The Company is dependent upon the continued support of these parties until such time that the Company receives adequate equity capital or other long-term financing.

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

There were no preferred shares issued and outstanding as of January 31, 2014 and October 31, 2013.

Common Stock

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.  Holders have equal ratable rights to dividends from funds legally available and are entitled to share in assets available for distribution upon liquidation.  Holders do not have preemptive, subscriptive, conversion or cumulative voting rights, and there are no redemption or sinking find provisions or rights.  Holders of common stock have the right to approve any amendment of the Articles of Incorporation, elect directors, approve any plan of merger and approve a plan for the sale, lease or exchange of all of the Company's assets as proposed by the Board of Directors.

Since March 16, 2011 (Inception) to October 31, 2013, the Company has issued 3,623,500 common shares for $86,700 in cash.

There were 3,623,500 common shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 8 -PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income before provision for income taxes for the following reasons:

	January 31, 2014	October 31, 2013
Income tax (benefit) expense at statutory rate	$100	$(1,300)
Valuation allowance	(100)	1,300
Income tax expense per books	$-	$-

There are no net operating losses to apply against future income. The Internal Revenue Service may audit tax returns for six years from their respective filing date.  Our initial tax return was for the fiscal year ended October 31, 2011 and each subsequent year through October 31, 2013 remain open.

NOTE 9 -COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of January 31, 2014 and October 31, 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the "Description of Business – Risk Factors" section in our Annual Report on Form 10-K, as filed on January 27, 2014.  You should carefully review the risks described in our 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the "Company," "Load Guard," "we," "us," or "our" are to Load Guard Logistics, Inc.

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

Results of Operations

The following summary of our results of operations, for the three months ended January 31, 2014 and 2013, should be read in conjunction with our audited consolidated financial statements for the year ended October 31, 2013, as included in our Form 10-K.  Our operations commenced in October 2012.

Our financial results for the three months ended January 31, 2014 and 2013 are summarized as follows:

	Three Months Ended January 31,
	2014	2013
Operating revenues	$63,421	$57,130
Operating expenses	64,651	63,324
Operating income (loss)	(1,230)	(6,194)
Other income (expense)	4,850	6,436
Provision for income tax	-	82
Net Income	$3,620	$160

Revenue

Revenue commenced during October 2012 from our trucking operations through our wholly-owned subsidiary LGT, Inc.  We earned revenues of $63,421 for the three months ended January 31, 2014 compared to revenues of $57,130 for the three months ended January 31, 2013.  For the three months ended January 31, 2014 we earned $47,554 from direct trucking revenues and $15,867 in brokerage income from our independent contractors.
.
Expenses

Our total operating expenses for the three months ended January 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended January 31,
	2014	2013
Fuel and fuel taxes	$20,524	$24,581
Salaries and wages	18,226	16,316
Operations and maintenance	14,299	9,820
Professional fees	2,975	7,537
General and administrative	8,627	5,070
Total	$64,651	$63,324

Expenses for the three months ended January 31, 2014 barely increased as compared to the period in 2013.

Our fuel costs represented 43% of trucking revenues for the three months ended January 31, 2014.  This is high for what is expected going forward, however, fuel is one of our largest direct expenses. Fuel cost for the periods was high mainly as a result of our trucking revenues being low on a per mileage basis, due to the competitive tender system of dealing with freight brokers. Wages of $18,226, which represent 38% of trucking revenue for three months ended January 31, 2014, respectively, are for the costs of one driver who is also one of our officers.  Operations and maintenance costs of $14,299, or 30% of trucking revenue for the three months ended January 31, 2014, represents cost related to parts and maintenance of our tractors and trailers as well as general operational expenses, such as for insurance, tolls, and scales. Maintenance costs, as a percentage of revenues, are expected to be consistent in future periods. Professional fees of $2,975 for the three months ended January 31, 2014 as compared to $7,537 for 2013, are primarily due to the cost of continued compliance with the SEC. Fees were higher in the previous period due to the costs for filing our registration statement. We expect professional fees, mainly legal and accounting fees, to increase significantly due to ongoing SEC reporting requirements.  Our general and administrative fees are for depreciation on equipment, general office expenses and other operating costs not directly related to our trucking business.  General and administrative fees increased $3,557 for the three months ended January 31, 2014 from the comparative period of 2013.

Liquidity and Capital Resources

General

As of January 31, 2014, the Company had $46,476 in cash and cash equivalents.  The Company expects current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.  To meet our need for cash we raised money from our recent Offering.  We sold 476,000 shares for total proceeds of $23,800, prior to closing the Offering on November 1, 2013.  Additionally, our officers and directors have loaned us funds for the purchase of property and equipment.  As of January 31, 2014, Francisco Mendez is owed $24,000 for the sale of his truck to the Company.  This loan is non-interest bearing.  Yosbani Mendez loaned the Company $32,000 for the purchase of a truck and trailer.  The loan carries an interest rate of 8%.  As of January 31, 2014, there was $17,048 still owing on this loan.

Liquidity and Financial Condition

Working Capital
	At	At
	January 31,	October 31,	Increase/
	2014	2013	(Decrease)
Current Assets	$103,650	$106,134	$(2,484)
Current Liabilities	$53,839	$62,317	$(8,478)
Working Capital	$49,811	$43,817	$5,994

Cash Flows
	Three Months Ended January 31,
	2014	2013
Net Cash Provided by (Used in) Operating Activities	$(4,145)	$(12,489)
Net Cash Provided by (Used in) Investing Activities	$-	$(47,471)
Net Cash Provided by Financing Activities	$(1,565)	$56,817
Net Increase (decrease) in Cash During the Period	$(5,710)	$(3,143)

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

We have no plans to undertake any product research and development during the next twelve months.  There are also no plans or expectations to acquire or sell any plant or plant equipment in the next year of operations.

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2014 and October 31, 2013.

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

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 4.                          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of January 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by a single  individual without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of January 31, 2014.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                          RISK FACTORS

As a "smaller reporting company", we are not required to provide the information required by this Item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue unregistered equity securities during the quarter ended January 31, 2014.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                          OTHER INFORMATION

None.

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

LOAD GUARD LOGISTICS, INC.

Dated: March 14, 2014	/s/ Yosbani Mendez
Yosbani Mendez,
President and Chief Financial Officer.
Principle Executive Officer
Principle Financial Officer