Form 10-Q
period 2014-04-30
LOAD GUARD LOGISTICS, INC.
filed 2014-06-05
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

As of June 4, 2014 there were 3,623,500 shares of the issuer's common stock, par value $0.001, outstanding.

LOAD GUARD LOGISTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

For the Period Ended April 30, 2014:
(Unaudited)

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,	October 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,952	$52,186
Accounts receivable, less allowance of $0	35,425	25,338
Prepaid expenses	-	15,591
Notes receivable	2,538	13,019
Total current assets	87,915	106,134

Equipment, net of accumulated depreciation of $12,659 and $7,912, respectively	34,813	39,560
Total assets	$122,728	$145,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$13,992	$15,079
Notes payable, related parties	35,355	47,238
Total current liabilities	49,347	62,317

Total liabilities	49,347	62,317
Stockholders' equity:
Preferred stock, $0.001 par value,20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
3,623,500 shares issued and outstanding	3,623	3,623
Additional paid-in capital	83,077	83,077
Accumulated deficit	(13,319)	(3,323)
Total stockholders' equity	73,381	83,377
Total liabilities and stockholders' equity	$122,728	$145,694

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Operating revenues	$72,840	$108,929	$136,175	$166,059
Operating expenses:
Fuel and fuel taxes	23,605	43,587	44,129	68,168
Salaries and wages	21,646	28,494	39,873	44,810
Operations and maintenance	16,618	21,601	30,917	31,406
Professional fees	17,318	4,210	20,293	11,746
General and administrative	7,084	7,425	15,727	12,511
Total operating expenses	86,271	105,317	150,939	168,641
Operating income (loss)	(13,431)	3,612	(14,764)	(2,582)
Other income (expense)
Interest expense	(307)	(649)	(717)	(862)
Interest income	224	162	632	305
Gain on insurance claim	-	-	4,853	6,506
Total other income (expense)	(83)	(487)	4,768	5,949
Income (loss) before income taxes	(13,514)	3,125	(9,996)	3,367
Provision for income taxes	-	(1,056)	-	(1,138)
Net income (loss)	$(13,514)	$2,069	$(9,996)	$2,229

Basic and diluted income (loss) per common share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted-average number of common shares outstanding	3,623,500	3,147,500	3,623,500	3,053,978

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD OF OCTOBER 31, 2012 THROUGH APRIL 30, 2014

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Defitcit	Equity

BALANCE, Ocober 31, 2012	-	$-	2,527,500	$2,527	$35,573	$459	$38,559

Common shares issued for cash at $0.04 per share on November 25, 2012	-	-	620,000	620	24,180	-	24,800
Common shares issued for cash at $0.05 per share on October 28, 2013	-	-	476,000	476	23,324	-	23,800
Net loss	-	-	-	-	-	(3,782)	(3,782)
BALANCE, October 31, 2013	-	-	3,623,500	3,623	83,077	(3,323)	83,377

Net loss (unaudited)	-	-	-	-	-	(9,996)	(9,996)
BALANCE, April 30, 2014 (unaudited)	-	$-	3,623,500	$3,623	$83,077	$(13,319)	$73,381

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net income	$(9,996)	$2,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,747	4,645
Changes in certain working capital items:
Accounts receivable, net	(10,087)	(25,172)
Prepaid expenses	15,591	(3,107)
Accounts payable and accrued liabilities	(1,087)	7,455
Net cash used in operating activities	(832)	(13,950)
Cash flows from investing activities:
Purchases of equipment	-	(49,116)
Net cash used in investing activities	-	(49,116)
Cash flows from financing activities:
Payments received from notes receivable	10,481	9,574
Proceeds from loans	-	32,000
Repayments on loans	(11,883)	-
Proceeds from issuance of common stock	-	24,800
Net cash provided by financing activities	(1,402)	66,374
Net increase (decrease) in cash and cash equivalents	(2,234)	3,308
Cash and cash equivalents, beginning of period	52,186	26,404
Cash and cash equivalents, end of the period	$49,952	$29,712

Supplemental cash flow disclosure:
Interest paid	$717	$862
Income taxes paid	$-	$-

Non-cash transactions
Purchase of equipment in exchange for note payable	$-	$25,000

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
April 30, 2014
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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended April 30, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended October 31, 2013 filed Form 10-K on January 27, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of three months or less.  The Company had $49,952 and $52,186 in cash and cash equivalents at April 30, 2014 and October 31, 2013, respectively.

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company performs ongoing credit evaluations and generally does not require collateral.  Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts.  The Company evaluates the adequacy of its allowance for doubtful accounts quarterly.  Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability.  The Company maintains reserves for potential credit losses based upon its loss history and specific receivables aging analysis.  Receivable balances are written off when collection is deemed unlikely.  Management's evaluation of outstanding balances determined that an allowance, as of April 30, 2014 and October 31, 2013 was not considered necessary, based on history and its subsequent collections.

Concentration Risk

For the period ending April 30, 2014, the Company recognized revenues from one customer, in the amount of approximately $63,425 or 47% of total revenues.   The same customer accounts for approximately $6,240 or 18% of total receivables.

Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (5 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at April 30, 2014 and October 31, 2013.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended April 30, 2014 and 2013:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Net income (loss)	$(13,514)	$2,069	$(9,996)	$2,229

Weighted average common shares outstanding (Basic)	3,623,500	3,147,500	3,623,500	3,053,978

Net income (loss) per share (Basic)	$(0.00)	$0.00	$(0.00)	$0.00

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

NOTE 3 - GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of April 30, 2014, the Company has a loss from operations of $14,764 and negative cash flows from operations of $832.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2014.

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

NOTE 4 - EQUIPMENT

The following table shows the Company's equipment detail as of April 30, 2014 and October 31, 2013:

	2014	2013
Tractor	$19,231	$19,231
Trailer	28,241	28,241
Gross equipment at cost	47,472	47,472
Accumulated depreciation and amortization	(12,659)	(7,912)
Net equipment	$34,813	$39,560

Depreciation expense totaled $4,747 and $4,645 for the periods ended April 30, 2014 and 2013, respectively.

NOTE 5 -  NOTES RECEIVABLE

Cash was issued in exchange for promissory notes from unrelated contractors, for the specific purpose of purchasing truck and trailers to be used in operations of Load Guard Transportation.

	April 30, 2014	October 31, 2013
On July 8, 2013, we issued a one-year, secured $11,000 fixed rate Promissory Note (the "note") to an independent contractor, with an interest rate of 8%, which matures in July 2014. The note was issued for the financing of a tractor and trailer we sold for $22,000. The note calls for weekly payments of $228.46, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	$2,538	$7,827

On July 8, 2013, we issued a one-year, secured $7,500 fixed rate Promissory Note (the "note") to an independent contractor, with an interest rate of 10%, which matures in July 2014. The note was issued for the financing of a trailer valued at $7,500. The note calls for weekly payments of $144.23, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	-	5,192

Total notes receivable	$2,538	$13,019
Less current portion of notes receivable	(2,538)	(13,019)

Long-term portion of notes receivable	$-	$-

During the periods ended April 30, 2014 and 2013, the Company earned interest revenue of $632 and $305, respectively.

NOTE 6 -  RELATED PARTY  TRANSACTIONS

Notes Payable – Related Party

Notes payable, from related parties, at April 30, 2014 and October 31, 2013 consisted of:

	April 30, 2014	October 31, 2013
On March 13, 2013 an officer, director, and shareholder of the Company sold his tractor and trailer to the Company for a $25,000 unsecured, non-interest bearing Promissory Note, due March 12, 2014.	$23,400	$25,000

On January 11, 2013, we issued an eighteen-month, $32,000 fixed rate Promissory Note payable (the "note") to a Director, who is also an Officer and shareholder, with an interest rate of 8%, which matures in June 11, 2014. The note was issued for the financing of a tractor and trailer, to be used for the benefit of the Company. The note calls for monthly payments of $1,829.49, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	11,955	22,238

Total notes payable	$35,355	$47,238
Less current portion of notes payable	(35,355)	(47,238)

Long-term portion of notes payable	$-	$-

During the periods ended April 30, 2014 and 2013, the Company recorded interest expense of $717 and made $862 in payments on the notes.

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

There were no preferred shares issued and outstanding as of April 30, 2014 and October 31, 2013.

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

Since March 16, 2011 (Inception) to October 31, 2014, the Company has issued 3,623,500 common shares for $86,700 in cash.

There were 3,623,500 common shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income before provision for income taxes for the following reasons:

	April 30, 2014	October 31, 2013
Income tax (benefit) expense at statutory rate	$(3,399)	$(1,300)
Valuation allowance	3,399	1,300
Income tax expense per books	$-	$-

There are no net operating losses to apply against future income. The Internal Revenue Service may audit tax returns for six years from their respective filing date.  Our initial tax return was for the fiscal year ended October 31, 2011 and each subsequent year through October 31, 2013 remain open.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of April 30, 2014 and October 31, 2013.

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

Results of Operations

The following summary of our results of operations, for the three and six month periods ended April 30, 2014 and 2013, should be read in conjunction with our audited consolidated financial statements, for the year ended October 31, 2013, as included in our Form 10-K.

Our financial results for the three and six month periods ended April 30, 2014 and 2013 are summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Operating revenues	$72,840	$108,929	$136,175	$166,059
Operating expenses	86,271	105,317	150,939	168,641
Operating income (loss)	(13,431)	3,612	(14,764)	(2,582)
Other income (expense)	(83)	(487)	4,768	5,949
Provision for income tax	-	(1,056)	-	(1,138)
Net Income (Loss)	$(13,514)	$2,069	$(9,996)	$2,229

Revenue

Revenue commenced during October 2012 and is solely from our trucking and brokerage operations through our subsidiary LGT, Inc. We earn direct trucking revenues from our one company owned and operated tractor and trailer and brokerage income from commissions we charge to our independent contractors. We earned revenues of $72,840 for the three months ended April 30, 2014, compared to revenues of $108,929 for the three months ended April 30, 2013.  We earned revenues of $136,175 for the six months ended April 30, 2014, compared to revenues of $166,059 for the six months ended April 30, 2013.

For the six months ended April 30, 2014, we earned $105,874 from direct trucking revenues and $30,301 in brokerage income from our independent contractors, as compared to $152,527 from trucking and $13,532 in brokerage for the six months ended April 30, 2013.  Our revenues from trucking decreased $46,653 or 30% due to a reduction in drivers. During 2013 we had as many as three drivers, whereas for 2014 we had one full time driver and for periods one part-time driver.  Our revenues from brokerage income increased $16,769 or 124% due to adding independent contractors in the current period, as compared to the previous period when we had one independent contractor.

For the three months ended April 30, 2014, we earned $58,407 from direct trucking revenues and $14,433 in brokerage income from our independent contractors, as compared to $102,087 from trucking and $6,842 in brokerage for the three months ended April 30, 2013.  Our revenues from trucking decreased $43,680 or 43% due to a reduction in drivers. During 2013 we had as many as three drivers, whereas for 2014 we had one full time driver for the entire three month period.  Our revenues form brokerage income increased $7,591 or 111% due to adding independent contractors in the current period, as compared to the previous period.

Expenses

Our total operating expenses for the three and six month periods ended April 30, 2014 and 2013 are outlined in the table below:

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013
Fuel and fuel taxes	$23,605	$43,587	$44,129	$68,168
Salaries and wages	21,646	28,494	39,873	44,810
Operations and maintenance	16,618	21,601	30,917	31,406
Professional fees	17,318	4,210	20,293	11,746
General and administrative	7,084	7,425	15,727	12,511
Total	$86,271	$105,317	$150,939	$168,641

Expenses for the three and six month periods ended April 30, 2014, decreased as compared to the periods in 2013 as a result of reducing company drivers and shifting the focus more to managing independent contractors.

Six Months

Our fuel costs represented 42% and 45% of trucking revenues for the six months ended April 30, 2014 and 2013, respectively. Fuel for the periods was high, as a percentage of revenue, mainly as a result of our trucking revenues being low on a per mileage basis, due to the competitive tender system of dealing with freight brokers.  Fuel is our highest direct trucking expense. Wages of $39,873 and 44,810, or 38% and 29% of trucking revenue for six months ended April 30, 2014 and 2013, respectively, represents the wages paid for company drivers and fees paid to an officer and director of the company, who is also is a driver. During 2014, we operated only one company tractor and trailer, and primary driver is also an officer of the company, therefore wages were higher during 2014 as compared to 2013 as we had up to three drivers during the previous period.  Operations and maintenance costs of $30,917 and 31,406, or 29% and 21% of trucking revenue for the six months ended April 30, 2014 and 2013, respectively, represents cost related to parts and maintenance of our tractors and trailers as well as general operational expenses, such as for insurance, tolls, and scales. Maintenance costs, as a percentage of revenues, are expected to be consistent in future periods. Professional fees increased $8,547 or 72% for the six months ended April 30, 2014 as compared to $11,746 for 2013, primarily due to the cost of filing our Depository Trust Corporation (DTC) application, after having obtained our trading symbol.  We expect continued professional fees, mainly from legal and accounting, due to ongoing SEC reporting requirements.  Our general and administrative fees are for general office expenses and other operating costs not directly related to our trucking business.   General and administrative fees increased $3,216 for the six months ended April 30, 2014, from the comparative period ended April 30, 2013.

Three Months

Our fuel costs represented 40% and 43% of trucking revenues for the three months ended April 30, 2014 and 2013, respectively. Wages of $21,646 and $28,494, which represent 37% and 28% of trucking revenue for the three months ended April 30, 2014 and 2013, respectively.  Operations and maintenance costs of $16,618 and 21,601, or 28% and 21% of trucking revenue for the three months ended April 30, 2014 and 2013, respectively. Professional fees increased $13,108 or 311% for the three months ended April 30, 2014 as compared to $4,210 for 2013, primarily due to the cost of filing our Depository Trust Corporation (DTC) application, after having obtained our trading symbol.  General and administrative fees decreased $341 for the three months ended April 30, 2014 from the comparative period ended April 30, 2013.

Liquidity and Capital Resources

General

As of April 30, 2014, the Company had $49,952 in cash and cash equivalents.  The Company expects current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.  To meet our need for cash we raised money from our recent Offering.  We sold 476,000 shares for total proceeds of $23,800, prior to closing the Offering on November 1, 2013.  Additionally, our officers and directors have loaned us funds for the purchase of property and equipment.  As of April 30, 2014, Francisco Mendez, our corporate Secretary, is owed $23,400 for the sale of his tractor to the Company.  This loan is non-interest bearing.  Yosbani Mendez, our President, loaned the Company $32,000 for the purchase of a tractor and trailer.  The loan carries an interest rate of 8%.  As of April 30, 2014, $11,955 is outstanding on this loan.

Liquidity and Financial Condition

Working Capital
	At	At
	April 30,	October 31,	Increase/
	2014	2013	(Decrease)
Current Assets	$87,915	$106,134	$(18,219)
Current Liabilities	$49,347	$62,317	$(12,970)
Working Capital	$38,568	$43,817	$(5,249)

Cash Flows
	Six Months Ended April 30,
	2014	2013
Net Cash Used in Operating Activities	$(832)	$(13,950)
Net Cash Used in Investing Activities	$-	$(49,116)
Net Cash Provided by (Used in) Financing Activities	$(1,402)	$66,374
Net Increase (decrease) in Cash During the Period	$(2,234)	$3,308

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance.  We were previously a development stage company and have generated minimal revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise in a highly competitive industry, including limited capital resources, and possible cost overruns due to the price and cost increases in supplies and services.

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

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of April 30, 2014 and October 31, 2013.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of April 30, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of April 30, 2014.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended April 30, 2014.

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

LOAD GUARD LOGISTICS, INC.

Dated: June 5, 2014	/s/ Yosbani Mendez
Yosbani Mendez,
President and Chief Financial Officer.
Principle Executive Officer
Principle Financial Officer