Form 10-Q
period 2014-06-30
LOAD GUARD LOGISTICS, INC.
filed 2014-09-15
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

As of September 11, 2014 there were 3,623,500 shares of the issuer's common stock, par value $0.001, outstanding.

LOAD GUARD LOGISTICS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

For the Period Ended July 31, 2014:
(Unaudited)

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,236	$52,186
Accounts receivable, less allowance of $0	26,528	25,338
Prepaid expenses	-	15,591
Notes receivable - current	12,827	13,019
Total current assets	78,591	106,134

Equipment, net of accumulated depreciation of $10,639 and $7,912, respectively	85,434	39,560
Note receivable - non-current	3,600	-
Total assets	$167,625	$145,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,048	$15,079
Notes payable, related parties	30,772	47,238
Note payable - current portion	6,658	-
Total current liabilities	43,478	62,317

Note payable - non-current	43,006
Total liabilities	86,484	62,317
Stockholders' equity:
Preferred stock, $0.001 par value,20,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
3,623,500 shares issued and outstanding	3,623	3,623
Additional paid-in capital	83,077	83,077
Accumulated deficit	(5,559)	(3,323)
Total stockholders' equity	81,141	83,377
Total liabilities and stockholders' equity	$167,625	$145,694

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Operating revenues	$71,097	$91,152	$207,271	$257,081
Operating expenses:
Fuel and fuel taxes	19,417	31,874	63,546	100,043
Salaries and wages	21,469	22,485	61,342	67,295
Operations and maintenance	14,239	19,077	45,155	50,482
Professional fees	2,700	7,937	22,993	20,006
General and administrative	9,220	9,035	24,947	21,223
Total operating expenses	67,045	90,408	217,983	259,049
Operating income (loss)	4,052	744	(10,712)	(1,968)
Other income (expense)
Interest expense	(776)	(662)	(1,493)	(1,523)
Interest income	587	94	1,219	398
Gain on insurance claim	-	-	4,853	6,506
Gain (loss) on disposal of equiment	3,897	(1,684)	3,897	(1,684)
Total other income (expense)	3,708	(2,252)	8,476	3,697
Income (loss) before income taxes	7,760	(1,508)	(2,236)	1,729
Provision for income taxes	-	796	-	(342)
Net income (loss)	$7,760	$(712)	$(2,236)	$1,387

Basic and diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$0.00

Weighted-average number of common shares outstanding	3,623,500	3,147,500	3,623,500	3,085,495

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD OF OCTOBER 31, 2012 THROUGH JULY 31, 2014

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

BALANCE, October 31, 2012	-	$-	2,527,500	$2,527	$35,573	$459	$38,559

Common shares issued for cash at $0.04 per share on November 25, 2012	-	-	620,000	620	24,180	-	24,800
Common shares issued for cash at $0.05 per share on October 28, 2013	-	-	476,000	476	23,324	-	23,800
Net loss	-	-	-	-	-	(3,782)	(3,782)
BALANCE, October 31, 2013	-	-	3,623,500	3,623	83,077	(3,323)	83,377

Net loss (unaudited)	-	-	-	-	-	(2,236)	(2,236)
BALANCE, July 31, 2014 (unaudited)	-	$-	3,623,500	$3,623	$83,077	$(5,559)	$81,141

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net income	$(2,236)	$1,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,855	8,499
Loss on disposal of equipment	(3,897)	1,684
Changes in certain working capital items:
Accounts receivable, net	(1,190)	(21,760)
Prepaid expenses	15,591	(3,808)
Accounts payable and accrued liabilities	(9,031)	8,259
Net cash used in operating activities	7,092	(5,739)
Cash flows from investing activities:
Purchases of equipment	(67,832)	(49,116)
Proceeds from sale of equipment	-	11,000
Net cash used in investing activities	(67,832)	(38,116)
Cash flows from financing activities:
Issuance of notes receivable	(6,639)	(7,500)
Payments received from notes receivable	21,231	10,641
Proceeds from loans	50,000	32,000
Repayments on loans	(16,802)	(5,339)
Proceeds from issuance of common stock	-	24,800
Net cash provided by financing activities	47,790	54,602
Net increase (decrease) in cash and cash equivalents	(12,950)	10,747
Cash and cash equivalents, beginning of period	52,186	26,404
Cash and cash equivalents, end of the period	$39,236	$37,151

Supplemental cash flow disclosure:
Interest paid	$1,493	$1,523
Income taxes paid	$-	$-

Non-cash transactions
Purchase of equipment in exchange for note payable	$-	$25,000
Sale of equipment for exchange of note receivable	$18,000	$11,000

See Notes to the Interim Consolidated Financial Statements.

LOAD GUARD LOGISTICS, INC.
(A Development Stage Company)
Notes to the Interim Consolidated Financial Statements
July 31, 2014
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

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended July 31, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the year ended October 31, 2013 filed Form 10-K on January 27, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of three months or less.  The Company had $39,236 and $52,186 in cash and cash equivalents at July 31, 2014 and October 31, 2013, respectively.

Accounts Receivable

The Company extends credit to its customers in the normal course of business.  The Company performs ongoing credit evaluations and generally does not require collateral.  Trade accounts receivable are recorded at their invoiced amounts, net of allowance for doubtful accounts.  The Company evaluates the adequacy of its allowance for doubtful accounts quarterly.  Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability.  The Company maintains reserves for potential credit losses based upon its loss history and specific receivables aging analysis.  Receivable balances are written off when collection is deemed unlikely.  Management's evaluation of outstanding balances determined that an allowance, as of July 31, 2014 and October 31, 2013 was not considered necessary, based on history and its subsequent collections.

Concentration Risk

For the period ending July 31, 2014, the Company recognized revenues from one customer, in the amount of approximately $90,166 or 44% of total revenues.   The same customer accounts for approximately $8,516 or 32% of total receivables.

Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives (5 years).  Historical costs are reviewed and evaluated for their net realizable value of the assets.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment existed at July 31, 2014 and October 31, 2013.

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

The following table sets forth the computation of basic and diluted earnings per share, for the periods ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Net income (loss)	$7,760	$(712)	$(2,236)	$1,387

Weighted average common shares outstanding (Basic)	3,623,500	3,147,500	3,623,500	3,085,495

Net income (loss) per share (Basic)	$0.00	$(0.00)	$(0.00)	$0.00

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Recent Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity's liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity's liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity's liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity's ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

NOTE 3 -GOING CONCERN AND LIQUIDITY CONSIDERATIONS

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of July 31, 2014, the Company had a net loss from operations of $10,712 and cash flows provided from operations of $7,092.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending October 31, 2014.

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

NOTE 4 - EQUIPMENT

The following table shows the Company's equipment detail as of July 31, 2014 and October 31, 2013:

	2014	2013
Tractor	$28,241	$28,241
Trailer	67,832	19,231
Gross equipment at cost	96,073	47,472
Accumulated depreciation and amortization	(10,639)	(7,912)
Net equipment	$85,434	$39,560

Depreciation expense totaled $7,855 and $8,499 for the periods ended July 31, 2014 and 2013, respectively.

NOTE 5 -   NOTES RECEIVABLE

Cash was issued in exchange for promissory notes from unrelated contractors, for the specific purpose of purchasing truck and trailers to be used in operations of Load Guard Transportation.

	July 31, 2014	October 31, 2013

On May 13, 2014, we issued an eighteen month, secured $18,000 fixed rate Promissory Note (the "note") to an independent contractor, with an interest rate of 10%, which matures in November 2015. The note was issued for the financing of a trailer we sold for $18,000. The note calls for weekly payments of $258.75, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	$15,975	$-

On May 2, 2014, we issued an un-secured $4,300 non-interest bearing Promissory Note to an independent contractor. The note calls for weekly payments of $268.75, until the balance is paid in full, and can be repaid before maturity in whole or part, without penalty	$452	$-

On July 8, 2013, we issued a one-year, secured $11,000 fixed rate Promissory Note (the "note") to an independent contractor, with an interest rate of 8%, which matures in July 2014. The note was issued for the financing of a tractor and trailer we sold for $22,000. The note calls for weekly payments of $228.46, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	$-	$7,827

On July 8, 2013, we issued a one-year, secured $7,500 fixed rate Promissory Note (the "note") to an independent contractor, with an interest rate of 10%, which matures in July 2014. The note was issued for the financing of a trailer valued at $7,500. The note calls for weekly payments of $144.23, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	-	5,192

Total notes receivable	$16,427	$13,019
Less current portion of notes receivable	(12,827)	(13,019)

Long-term portion of notes receivable	$3,600	$-

During the periods ended July 31, 2014 and 2013, the Company earned interest revenue of $1,219 and $398, respectively.

NOTE 6 -   NOTE PAYABLE

	July 31, 2014	October 31, 2013

On May 19, 2014, we issued a 72 month, $50,000 fixed rate note payable (the "note") with an interest rate of 8.75%, which matures on June 5, 2020. The note was issued for the financing of a trailer, to be used for the benefit of the Company. The note calls for monthly payments of $895.09, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	$49,664	$-

Total note payable	$49,664	$-
Less current portion of note payable	(6,658)	-

Long-term portion of note payable	$43,006	$-

NOTE 7 -  RELATED PARTY  TRANSACTIONS

Notes Payable – Related Party

Notes payable, from related parties, at July 31, 2014 and October 31, 2013 consisted of:

	July 31, 2014	October 31, 2013
On March 13, 2013 an officer, director, and shareholder of the Company sold his tractor and trailer to the Company for a $25,000 unsecured, non-interest bearing Promissory Note, due March 12, 2015	$22,400	$25,000

On January 11, 2013 and as extended on June 11, 2014, we issued an eighteen-month, $32,000 fixed rate Promissory Note payable (the "note") to a Director, who is also an Officer and shareholder, with an interest rate of 8%, which matures on June 10, 2015. The note was issued for the financing of a tractor and trailer, to be used for the benefit of the Company. The note calls for monthly payments of $1,829.49, until the balance and accrued interest is paid in full, and can be repaid before maturity in whole or part, without penalty.	8,372	22,238

Total notes payable	$30,772	$47,238
Less current portion of notes payable	(30,772)	(47,238)

Long-term portion of notes payable	$-	$-

During the periods ended July 31, 2014 and 2013, the Company recorded interest expense of $1,493 and made $1,523 in payments on the notes.

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

NOTE 8 -   EQUITY

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

There were no preferred shares issued and outstanding as of July 31, 2014 and October 31, 2013.

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

Since March 16, 2011 (Inception) to October 31, 2014, the Company has issued 3,623,500 common shares for $86,700 in cash.

There were 3,623,500 common shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 9 -  PROVISION FOR INCOME TAXES

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net income before provision for income taxes for the following reasons:

	July 31, 2014	October 31, 2013
Income tax (benefit) expense at statutory rate	$(760)	$(1,300)
Valuation allowance	760	1,300
Income tax expense per books	$-	$-

There are no net operating losses to apply against future income. The Internal Revenue Service may audit tax returns for six years from their respective filing date.  Our initial tax return was for the fiscal year ended October 31, 2011 and each subsequent year through October 31, 2013 remain open.

NOTE 10 -  COMMITMENTS AND CONTINGENCIES

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of July 31, 2014 and October 31, 2013.

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

Results of Operations

The following summary of our results of operations, for the three and nine month periods ended July 31, 2014 and 2013, should be read in conjunction with our audited consolidated financial statements, for the year ended October 31, 2013, as included in our Form 10-K.

Our financial results for the three and nine month periods ended July 31, 2014 and 2013 are summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Operating revenues	$71,097	$91,152	$207,271	$257,081
Operating expenses	67,045	90,408	217,983	259,049
Operating income (loss)	4,052	744	(10,712)	(1,968)
Other income (expense)	3,708	(2,252)	8,476	3,697
Provision for income tax	-	796	-	(342)
Net Income (Loss)	$7,760	$(712)	$(2,236)	$1,387

Revenue

Revenue commenced during October 2012 and is solely from our trucking and brokerage operations through our subsidiary LGT, Inc. We earn direct trucking revenues from our one company owned and operated tractor and trailer and brokerage income from commissions we charge to our independent contractors. We earned revenues of $71,097 for the three months ended July 31, 2014, compared to revenues of $91,152 for the three months ended July 31, 2013.  We earned revenues of $207,271 for the nine months ended July 31, 2014, compared to revenues of $257,081 for the nine months ended July 31, 2013.

For the nine months ended July 31, 2014, we earned $158,401 from direct trucking revenues and $48,870 in brokerage income from our independent contractors, as compared to $231,538 from trucking and $25,543 in brokerage for the nine months ended July 31, 2013.  Our revenues from trucking decreased $73,137 or 32% due to a reduction in drivers. During 2013 we had as many as three drivers, whereas for 2014 we had one full time driver and for periods one part-time driver.  Our revenues from brokerage income increased $23,327 or 91% due to adding independent contractors in the current period, as compared to the previous period when we had one independent contractor.

For the three months ended July 31, 2014, we earned $52,527 from direct trucking revenues and $18,570 in brokerage income from our independent contractors, as compared to $79,141 from trucking and $12,011 in brokerage for the three months ended July 31, 2013.  Our revenues from trucking decreased $26,614 or 34% due to a reduction in drivers. During 2013 we had as many as three drivers, whereas for 2014 we had one full time driver for the entire three month period.  Our revenues form brokerage income increased $6,559 or 55% due to adding independent contractors in the current period, as compared to the previous period.

Expenses

Our total operating expenses for the three and nine month periods ended July 31, 2014 and 2013 are outlined in the table below:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013
Fuel and fuel taxes	$19,417	$31,874	$63,546	$100,043
Salaries and wages	21,469	22,485	61,342	67,295
Operations and maintenance	14,239	19,077	45,155	50,482
Professional fees	2,700	7,937	22,993	20,006
General and administrative	9,220	9,035	24,947	21,223
Total	$67,045	$90,408	$217,983	$259,049

Expenses for the three and nine month periods ended July 31, 2014, decreased as compared to the periods in 2013 as a result of reducing company drivers and shifting the focus more to managing independent contractors.

Nine Months

Our fuel costs represented 40% and 43% of trucking revenues for the nine months ended July 31, 2014 and 2013, respectively. Fuel for the periods was high, as a percentage of revenue, mainly as a result of our trucking revenues being low on a per mileage basis, due to the competitive tender system of dealing with freight brokers.  Fuel is our highest direct trucking expense. Wages of $61,342 and 67,295, or 39% and 29% of trucking revenue for nine months ended July 31, 2014 and 2013, respectively, represents the wages paid for company drivers and fees paid to an officer and director of the company, who is also a driver. During 2014, we operated only one company tractor and trailer, and primary driver is also an officer of the company, therefore wages were lower during 2014 as compared to 2013 as we had up to three drivers during the previous period.  Operations and maintenance costs of $45,155 and 50,482, or 29% and 22% of trucking revenue for the nine months ended July 31, 2014 and 2013, respectively, represents cost related to parts and maintenance of our tractors and trailers as well as general operational expenses, such as for insurance, tolls, and scales. Maintenance costs, as a percentage of revenues, are expected to be consistent in future periods. Professional fees increased $2,987 or 15% for the nine months ended July 31, 2014 as compared to $20,006 for 2013, primarily due to costs to report with the Securities and Exchange Commission ("SEC").  We expect continued professional fees, mainly from legal and accounting, due to ongoing SEC reporting requirements.  Our general and administrative fees are for general office expenses and other operating costs not directly related to our trucking business.   General and administrative fees increased $3,724 for the nine months ended July 31, 2014, from the comparative period ended July 31, 2013.

Three Months

Our fuel costs represented 37% and 40% of trucking revenues for the three months ended July 31, 2014 and 2013, respectively. Wages of $21,469 and $22,485, which represent 41% and 28% of trucking revenue for the three months ended July 31, 2014 and 2013, respectively.  Operations and maintenance costs of $14,239 and $19,077, or 27% and 24% of trucking revenue for the three months ended July 31, 2014 and 2013, respectively. Professional fees decreased $5,237 or 66% for the three months ended July 31, 2014 as compared to $7,937 for 2013.  General and administrative fees increased $185 for the three months ended July 31, 2014 from the comparative period ended July 31, 2013.

Liquidity and Capital Resources

General

As of July 31, 2014, the Company had $39,236 in cash and cash equivalents.  The Company expects current cash and operating income to be sufficient to meet its financial needs for continuing operations over the next twelve months.  To meet our need for cash we raised money from our recent Offering.  We sold 476,000 shares for total proceeds of $23,800, prior to closing the Offering on November 1, 2013.  Additionally, our officers and directors have loaned us funds for the purchase of property and equipment.  As of July 31, 2014, Francisco Mendez, our corporate Secretary, is owed $22,400 for the sale of his tractor to the Company.  This loan is non-interest bearing.  Yosbani Mendez, our President, loaned the Company $32,000 for the purchase of a tractor and trailer.  The loan carries an interest rate of 8%.  As of July 31, 2014, $8,322 is outstanding on this loan.

Liquidity and Financial Condition

Working Capital
	At	At
	July 31,	October 31,	Increase/
	2014	2013	(Decrease)
Current Assets	$78,591	$106,134	$(27,543)
Current Liabilities	$43,478	$62,317	$(18,839)
Working Capital	$35,113	$43,817	$(8704)

Cash Flows
	Nine Months Ended July 31,
	2014	2013
Net Cash Provided by (Used in) Operating Activities	$7,092	$(5,739)
Net Cash Used in Investing Activities	$(67,832)	$(38,116)
Net Cash Provided by Financing Activities	$47,790	$54,602
Net Increase (decrease) in Cash During the Period	$(12,950)	$10,747

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

Liquidity

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of July 31, 2014 and October 31, 2013.

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

ITEM 4.                           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of July 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee, (2) lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (3) inadequate segregation of duties consistent with control objectives; and (4) management dominated by two individuals without adequate compensating controls. The aforementioned material weaknesses were identified by our Chief Executive and Financial Officer in connection with the review of our financial statements as of July 31, 2014.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not issue unregistered equity securities during the quarter ended July 31, 2014.

ITEM 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                          OTHER INFORMATION

None.

ITEM 6.                          EXHIBITS

Exhibit Number	Description

(3)	(i) Articles of incorporation, (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on January 30, 2013)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on January 30, 2013)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
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

LOAD GUARD LOGISTICS, INC.

Dated: September 15, 2014	/s/ Yosbani Mendez

Yosbani Mendez,
President and Chief Financial Officer.
Principle Executive Officer
Principle Financial Officer