Form 10-Q
period 2014-09-30
Nemus Bioscience, Inc.
filed 2014-11-14
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number: 000-55136

Nemus Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0692882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 Town Center Drive, Suite 620, Costa Mesa, CA 92626
(Address of principal executive offices) (Zip Code)

(949) 396-0330
(Registrant's telephone number, including area code)
________________________________________________
(Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of November 13, 2014, there were 16,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not descriptions of historical facts are forward-looking statements that are based on management's current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would" or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled "Risk Factors" including, without limitation, risks relating to:

•	the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates;
•	the early stage of our product candidates presently under development;
•	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;
•	our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;
•	our ability to retain or hire key scientific or management personnel;
•	our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;
•	our dependence on the University of Mississippi, third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;
•	our ability to develop successful sales and marketing capabilities in the future as needed;
•	the size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;
•	competition in our industry; and
•	regulatory developments in the United States and foreign countries

We operate in a rapidly-changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements included in this report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

ASSETS

	(Unaudited)
	September 30,	December 31,
	2014	2013
Current assets
Cash and cash equivalents	$1,025,023	$-
Prepaid expenses and other current assets	79,728	-
Total current assets	1,104,751	-

Property and equipment, net	12,045	-

Other assets
Deposits and other assets	9,000	-
Total other assets	9,000	-

Total assets	$1,125,796	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	(Unaudited)
	September 30,	December 31,
	2014	2013
Current liabilities
Accounts payable	$-	$2,153
Accrued expenses	349,508	180,000
Total current liabilities	349,508	182,153

Commitments and contingencies
(Note 3)

Stockholders' equity (deficit)
Common stock, no par value; 100 million shares
authorized; 11,770,000 issued and outstanding as
of September 30, 2014 and 7,770,000 issued and
outstanding as of December 31, 2013	1,800,980	1,000
Warrants issued and outstanding - 4,000,000 at
September 30, 2014; and 3,000,000 at
December 31, 2013	190,000	-
Accumulated deficit	(1,214,692)	(183,153)

Total stockholders' equity (deficit)	776,288	(182,153)

Total liabilities and stockholders' equity	$1,125,796	$-

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Operating expenses
Research and development	$195,000	$-	$195,000	$-
General and administrative	662,613	30,101	835,634	90,303

Total operating expenses	857,613	30,101	1,030,634	90,303

Operating loss	(857,613)	(30,101)	(1,030,634)	(90,303)

Provision for income taxes	905	-	905	-

Net loss	$(858,518)	$(30,101)	$(1,031,539)	$(90,303)

Basic and diluted (loss)
per common share	$(0.08)	$(0.00)	$(0.12)	$(0.01)

Shares used in computing basic
and diluted (loss) per share	10,502,609	7,770,000	8,805,766	7,770,000

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For The Nine	For The Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,031,539)	$(90,303)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	344	-
Changes in assets and liabilities:
Prepaid expenses, deposits, and other assets	(88,728)	-
Accounts payable and accrued expenses	167,355	90,303

Net cash used in operating activities	(952,568)	-

Cash flows from investing activities:
Purchases of property and equipment	(12,389)	-

Net cash used in investing activities	(12,389)	-

Cash flows from financing activities:
Proceeds from common stock issuance, net of offering costs of $10,020	1,989,980	-

Net cash provided by financing activities	1,989,980	-

Net decrease in cash and cash equivalents	1,025,023	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$1,025,023	$-

Supplemental disclosures of cash-flow information:

Cash paid during the period for:
Interest	$-	$303

Income taxes	$905	$-

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine-months ended September 30, 2014 and 2013 is unaudited)

1.	Nature of Operations, Business Activities and Summary of Significant Accounting Policies
Nature of Operations and Basis of Presentation
Nemus Bioscience, Inc. is a biopharmaceutical company that plans to develop and commercialize therapeutics from cannabinoids through a partnership with the University of Mississippi. The University of Mississippi ("UM") is federally permitted and licensed to cultivate cannabis for research and commercial purposes. Unless otherwise specified, references in these Notes to the Unaudited Consolidated Financial Statements to the "Company," "we" or "our" refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. ("LGL"), together with its wholly-owned subsidiary, Nemus, a California corporation ("Nemus"). Nemus became the wholly owned subsidiary of Nemus Bioscience, Inc. through the Merger (as defined below).
   Nemus Bioscience, Inc. (formerly LGL) was incorporated in Nevada on March 16, 2011. Nemus was incorporated in California on July 17, 2012. Our headquarters are located in Costa Mesa, California.
As of September 30, 2014, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations. Accordingly, the Company is considered to be in the development stage.
The accompanying interim consolidated financial statements have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and, therefore, do not necessarily include all information and footnotes necessary for a fair statement of its financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the U.S., or GAAP.
In the opinion of management, the unaudited financial information for the interim periods presented reflects all adjustments, which are only normal and recurring, that are necessary for a fair statement of financial position, results of operations and cash flows. These consolidated financial statements should be read in conjunction with the financial statements included in the Company's Form 8-K filed on November 3, 2014. Operating results for the interim periods are not expected to be indicative of operating results for the Company's 2014 fiscal year.
Business Activities
On October 31, 2014, pursuant to an Agreement and Plan of Merger, dated October 17, 2014 (the "Merger Agreement"), LGL, Nemus Acquisition Corp. ("Acquisition Sub"), Nemus Bioscience, Inc. ("Name Change Merger Sub"), and Nemus , Acquisition Sub merged with and into Nemus and Nemus survived as a wholly-owned subsidiary of LGL (the "Merger"). Immediately after the Merger, LGL changed its name to "Nemus Bioscience, Inc." by merging with Name Change Merger Sub.  Pursuant to the Merger Agreement, each share of Nemus was exchanged for 12,880,000 shares of LGL.  Upon consummation of the Merger, we had 16,000,000 shares of common stock, no shares of preferred stock, and warrants to purchase 4,000,000 shares of common stock issued and outstanding.
The Merger is being accounted for as a reverse-merger and recapitalization. Nemus is the acquirer for financial reporting purposes and LGL is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of Nemus and will be recorded at the historical cost basis of Nemus, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of LGL and Nemus, the historical operations of Nemus and the operations of the Nemus from and after the closing date of the Merger.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine-months ended September 30, 2014 and 2013 is unaudited)
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since our inception. As of September 30, 2014, we had cash and cash equivalents of $1,025,023. In August of 2014, we raised an additional $1,100,000 (see note 4) to be utilized to fund ongoing operations. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations beyond September 2015. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
The Company plans to continue to fund its losses from operations and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company is unable to secure adequate additional funding, the Company may be forced to make a reduction in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs.
Cash and Cash Equivalents
  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk.

Fair Value Measurements
Certain assets and liabilities are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:
Level 1:	Valuations for assets and liabilities traded in active markets from readily available pricing sources such as quoted prices in active markets for identical assets or liabilities.
Level 2:	Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
Level 3:
Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have financial assets or liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine-months ended September 30, 2014 and 2013 is unaudited)

Property and Equipment, Net
As of September 30, 2014, the Company had $12,045, of property and equipment, net, consisting primarily of computers for its employees. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line methods based on the estimated useful life of the related assets. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount exceeds its estimated future undiscounted cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset.
The costs incurred for the rights to use licensed technologies in the research and development process, including licensing fees and milestone payments, will be charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where there is an identified alternative future use. No cost associated with the use of licensed technologies has been capitalized to date.
Income Taxes
The Company accounts for our deferred income tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carry forwards (the "NOLs") and other tax credit carry forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Any interest or penalties would be recorded in the Company's statement of operations in the period incurred.
The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. As a result there are no income tax benefits reflected in the statement of operations to offset pre-tax losses.
The Company recognizes a tax benefit from uncertain tax positions when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.
Revenue Recognition
The Company is a development stage enterprise and has not generated any revenue since inception.
Research and Development Expenses
Research and development ("R&D") costs are expensed when incurred. These costs may consist of external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants; employee-related expenses, which include salaries, benefits and stock-based compensation for the personnel involved in our preclinical and clinical drug development activities; and facilities expense, depreciation and other allocated expenses; and equipment and laboratory supplies.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine-months ended September 30, 2014 and 2013 is unaudited)
Stock-Based Compensation Expenses
Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. We use the Black-Scholes option pricing model for estimating the grant date fair value of stock options and warrants using the following assumptions:
●	Exercise price - We determined the exercise price based on valuations using the best information available to management at the time of the valuations.
●	Volatility – We estimate the stock price volatility based on industry peers who are also in the early development stage given the limited market data available in the public arena.
●	Expected term - The expected term is based on a simplified method which defines the life as the average of the contractual term of the options and warrants and the weighted-average vesting period for all open awards.
●	Risk-free rate - The risk-free interest rate for the expected term of the option or warrant is based on the average market rate on U.S. treasury securities in effect during the quarter in which the awards were granted.
●	Dividends – The dividend yield assumption is based on our history and expectation of paying no dividends.
There was no stock-based compensation for the nine month periods ended September 30, 2014 and 2013.
Segment Information
The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 280, "Segment Reporting" establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group ("CODM"), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. Based on the early development stage of our operation, we operate in a single reportable segment.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, net of their related tax effect, arrived at a comprehensive loss. For the nine month periods ended September 30, 2014 and 2013, the comprehensive loss was equal to the net loss.
Earnings per share

   The Company applies FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings or loss per share would include the dilutive effect of awards granted to employees under stock-based compensation plans, if any. There were no dilutive awards outstanding at September 30, 2014.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine-months ended September 30, 2014 and 2013 is unaudited)
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 "Development Stage Entities" (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 "Consolidation" for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier adoption is permitted for any annual or interim period for which financial statements have not yet been issued. Accordingly, the Company has elected to adopt these changes effective July 17, 2012.
In June 2014, the FASB issued ASU No. 2014-12 "Compensation – Stock Compensation" (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. Those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. The Company is currently evaluating the potential impact that adoption may have on its financial statements.
2.	University of Mississippi ("UM") Agreements
In July 2013, the Company entered into a Memorandum of Understanding (MOU) with the UM to engage in joint research of extracting, manipulating, and studying cannabis in certain forms to develop intellectual property (IP) with the intention to create and commercialize therapeutic medicines. Nemus will own all IP developed solely by its employees and will jointly own all IP developed jointly between Nemus and UM employees. The term of the MOU agreement is five years and the parties agree to negotiate separate Research agreements upon the identification of patentable technologies as well as any deemed to be a trade secret. The agreement can be terminated by either party upon providing a three month written notice.
On May 15, 2014, the Company entered into an Option Agreement in which UM granted Nemus a three-month option for conducting due diligence to exclusively license a suppository dosage form containing Dronabinol Hemi succinate and other esters ("NPC 4718"). UM waived its normal option fee of $7,500 per month during the option period. Upon exercise of the option, the Company agreed to negotiate in good faith a license agreement, which is discussed below.
On July 1, 2014, the Company entered into three additional Option Agreements, pursuant to which UM granted Nemus three-month exclusive options for conducting due diligence on the following three cannabinoid extracts to exclusively license them for the purposes of obtaining FDA approval and commercializing the extracts:
1)	UM 1490 – trans mucosal delivery of cannabinoids
2)	UM 5070 – treatment for methicillin-resistant Staphylococcus aureus infections
3)	UM 8790 – ocular delivery of cannabinoids
On August 12, 2014, Nemus provided the requisite written notice to UM and exercised its option to exclusively license UM's rights to UM 1490, UM 5070 and UM 8790.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine-months ended September 30, 2014 and 2013 is unaudited)

On September 29, 2014, the Company executed these three license agreements for UM 1490, UM 5070 and UM 8790, respectively, which contain certain milestone and royalty payments, as defined therein. There is a one-time upfront payment of $65,000 per license agreement, payable in four equal monthly installments starting on October 1, 2014. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. These licenses also require the Company to reimburse UM for patent cost incurred related to these products under license and in the case of UM 8790 the Company is required to reimburse sunk patent expenses of approximately $70,000. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.
3.	Commitments and Contingencies
Lease Commitments
The Company leases temporary headquarters facilities under month-to-month operating lease agreements. There are no future minimum commitments in excess of one year for the operating lease in place as of September 30, 2014. Monthly rent expense under this lease is $2,259, commencing June 23, 2014. Rent expense for the nine months ended September 30, 2014 was $6,844 and for the nine month period ended September 30, 2013 was $0.
UM Lease Agreement
On September 1, 2014, the Company signed an operating lease for laboratory and office space at the Innovation Hub, Insight Park located on the University of Mississippi campus. The lease term commences on October 1, 2014 and expires on December 31, 2017. There are annual escalating rent provisions and two months of free rent in the agreement. The total cash payments over the life of the lease will be divided by the total number of months in the lease period and the average rent will charged to expense each month during the lease period. The monthly amount to be charged to rent expense will be approximately $9,000.
Independent Contractor Agreements
The Company has entered into independent contractor agreements with individuals that are operating in the capacity of our management team, or that are serving in an advisory role. These agreements were effective at various dates commencing July 17, 2012, and can be terminated upon 30 days’ notice.  Independent contractor expense for the nine months ended September 30, 2014 and 2013 was $353,000 and $90,000, respectively.  Two of these contractors accounted for 15% and 11% respectively of our total expenditures for the nine months ended September 30, 2014 and one accounted for 100% of our total expenditures for the nine months ended September 30, 2013.
Legal Matters
General Litigation and Disputes
From time to time, in the normal course of our operations, we may be a party to litigation and other dispute matters and claims. Currently Nemus is not party to any litigation, dispute matters or claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and our view of these matters may change in the future as the litigation and events related thereto unfold. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations.
Government Proceedings
Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of September 30, 2014, the Company had no current proceedings or inquiries.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine-months ended September 30, 2014 and 2013 is unaudited)

4.	Equity
Common Stock
On July 17, 2012, the Company issued 7,770,000 common shares with no par value and warrants (see first paragraph under warrants below)  to its founders and one board member in exchange for the services provided to establish Nemus, valued at approximately $1,000.
In June of 2014, the Company sold 1,800,000 shares of common stock with no par value and warrants for a purchase price of $900,000 (the "June 2014 Stock Purchase Agreement") to a group of private investors. See additional discussion on warrants below.
In August of 2014, the Company sold 2,200,000 shares of common stock with no par value and warrants for a purchase price of $1,100,000 to a group of private investors. See additional discussion on warrants below.
Warrants
On July 17, 2012, the Company issued warrants to purchase up to 3,000,000 shares of our common stock to its founders and two advisors in consideration for services provided in the start-up of operations. The warrants are exercisable at a price of $1.00 per share and expire on June 20, 2023. The Company valued these warrants utilizing the Black-Scholes valuation model and they were determined to be of nominal value given the start-up nature of the Company's operations at the time of grant.
In conjunction with the June 2014 Stock Purchase Agreement, the Company issued warrants to purchase up to 450,000 shares of common stock to a group of private investors. The warrants are exercisable at a price of $1.00 per share and expire on June 12, 2020. The Company valued these warrants at $85,500. This amount was recorded as Warrants and was reclassified from the total consideration received for both the common stock and warrants purchased.
In August 2014 as part of the June 2014 Stock Purchase Agreement, the Company issued warrants to purchase up to 550,000 shares of common stock with an exercise price of $1.00 per share that expire in August 2020. The Company valued these warrants at $104,500. This amount was recorded as Warrants and was reclassified from the total consideration received for both the common stock and warrants purchased.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine-months ended September 30, 2014 and 2013 is unaudited)

The Company's board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:
●	Contemporaneous valuation prepared by an independent third-party valuation specialist effective as of June 30, 2014,
●	Its results of operations, financial position and the status of research and development efforts and achievement of enterprise milestones,
●	The composition of, and changes to, the Company's management team and board of directors,
●	The lack of liquidity of its common stock as a private company,
●	The Company's stage of development, business strategy and the material risks related to its business and industry,
●	The valuation of publicly-traded companies in the biotechnology sectors,
●	External market conditions affecting the biotechnology industry sectors,
●	The likelihood of achieving a liquidity event for the holders of its common stock, such as an initial public offering, or IPO, or a sale of the Company, given prevailing market conditions, and
●	The state of the IPO market for similarly situated privately held biotechnology companies.
There are significant judgments and estimates inherent in the determination of the fair value of the Company's warrants. These judgments and estimates include the assumptions regarding its future operating performance, the time to completing an IPO or other liquidity event and the determination of the appropriate valuation methods. If the Company had made different assumptions, its warrant valuation could have been significantly different.
5.	Income Taxes
At September 30, 2014, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $1,200,000 which, if not used, expire in 2034. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.
The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at September 30, 2014. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.
The Company has no uncertain tax positions as of September 30, 2014 due to limited nature of its operations.
6.	Subsequent Events
Common Stock Issuance to Individual Investors
In October 2014, the Company issued 1,110,000 common shares with no par value to eighteen individual investors that had participated in a prior entity founded by Nemus' then current president. Such entity has been insolvent and not operating since the inception date of Nemus. The issuance of these shares was in exchange for the signing of a release of claims against the Company, its President, and the former entity. The Company will record the settlement expense in the fourth quarter of 2014.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the nine-months ended September 30, 2014 and 2013 is unaudited)

Corporate Headquarters Lease
In October, 2014, we signed a lease agreement for our corporate office headquarters that consists of approximately 3,684 square feet located at 650 Town Center Drive, Suite 620, Costa Mesa, CA 92626.   The lease expires on October 31, 2016 and our annual rent is $64,470, payable in equal monthly installments with annual escalations.
University of Mississippi Option Agreement.
  On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There is a one-time up-front option payment of $10,000 due on November 15, 2014 and the option period is for six months expiring on March 31, 2015. At the end of the option period, the Company has the right to renew for an additional six months under the same financial terms and conditions.
Stock Incentive Plans
On October 31, 2014, after the closing of the Merger, our Board of Directors approved the Nemus Bioscience, Inc. 2014 Omnibus Incentive Plan (the "2014 Plan") and granted 1,080,000 options to purchase shares of its common stock pursuant to the 2014 Plan, with the exercise price for such options to be determined based on the fair value of a share of the Company's common stock on the date of grant, as determined by the Company's next available independent third-party valuation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our with our financial statements for the nine months ended September 30, 2014, the year ended December 31, 2013, and the period from inception to December 31, 2012 together with notes thereto.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.
Unless otherwise provided in this Quarterly Report,  references to "we," "us," "our" and "Nemus" in this discussion and analysis refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. ("LGL"), together with its wholly-owned subsidiary,  Nemus, a California corporation ("Nemus"). Nemus became the wholly owned subsidiary of Nemus Bioscience, Inc. through the closing of a reverse merger transaction (the "Merger") pursuant to which a wholly owned subsidiary of LGL formed solely for the purpose of the Merger merged with and into Nemus and LGL changed its name to Nemus Bioscience, Inc.
The Merger is accounted for as a reverse merger and recapitalization, with Nemus as the acquirer and LGL as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of Nemus and will be recorded at the historical cost basis of Nemus, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of LGL and Nemus, the historical operations of Nemus  and the operations of the combined enterprise of LGL and Nemus from and after the closing date of the Merger.
Overview
We are a biopharmaceutical company focused on the discovery, development, and the commercialization of cannabis-based therapeutics through our partnership with the University of Mississippi, or UM.  UM has held the only contract to cultivate cannabis for research purposes on behalf of the Federal Government since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts.  We are currently UM's sole partner for the development and commercialization of drugs derived from cannabis extracts, or cannabinoids, and the realization of this partnership will depend on the successful navigation of the complex regulatory framework for the cultivation and handling of cannabis in the United States.
Recent Events
On September 29, 2014, we executed three license agreements with UM which contain certain milestone and royalty payments. A one-time upfront payment of $65,000 per license agreement is payable in four equal monthly installments starting on October 1, 2014. An annual fee of $25,000 per license agreement is payable on the anniversary of each effective date. The license agreements also require us to reimburse UM for patent costs incurred related to these products under license at a minimum of $70,000. The license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by us to UM.
Critical Accounting Policy and Estimates
Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

During the quarter ended September 30, 2014, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the six months ended June 30, 2014 contained in our Current Report on Form 8-K as filed with the SEC on November 3, 2014.
Results of Operations
For the three months ended September 30, 2014 and 2013
Revenues.    To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.
Operating Expenses.   For the three months ended September 30, 2014, our total operating expenses were $857,613 as compared to $30,101 for the three months ended September 30, 2013. The increase in operating expenses was due primarily to an increase in research and development costs and consulting and professional fees in the three months ended September 30, 2014, as discussed below.
Research and development. Research and development expenses for the three months ended September 30, 2014,  were $195,000 which consisted of license fees payable to the University of Mississippi to obtain rights to the following three cannabinoid extracts for the purposes of obtaining FDA approval and commercialization of products developed from such extracts:
1)	UM 1490 – trans mucosal delivery of cannabinoids
2)	UM 5070 – treatment for methicillin-resistant Staphylococcus aureus infections
3)	UM 8790 – ocular delivery of cannabinoids
For the three months ended September 30, 2013, our research and development expense were $0.
General and administrative. General and administrative expenses for the three months ended September 30, 2014 were $662,613 which primarily consisted of consulting fees and professional fees associated with our costs of becoming a public company. By comparison, our general and administrative expenses for the three months ended September 30, 2013 were $30,101 which primarily consisted of consulting fees paid to an entity owned by Reg Lapham, our former officer and director.
Net Loss. For the three months ended September 30, 2014, we had a net loss of $858,518, as compared a net loss of $30,101 for the three months ended September 30, 2013. We expect to incur net losses for the foreseeable future.
For the nine months ended September 30, 2014 and 2013
Revenues.    To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.
Operating Expenses.   For the nine months ended September 30, 2014, our total operating expenses were $1,030,634 as compared to $90,303 for the nine months ended September 30, 2013. The increase in operating expenses was due primarily to an increase in research and development costs and consulting and professional fees in the nine months ended September 30, 2014, as discussed below.

Research and development. Research and development expenses for the nine months ended September 30, 2014 were $195,000 which consisted of license fees payable to the University of Mississippi to obtain rights to the following three cannabinoid extracts for the purposes of FDA approval and commercialization:
1)	UM 1490 – trans mucosal delivery of cannabinoids
2)	UM 5070 – treatment for methicillin-resistant Staphylococcus aureus infections
3)	UM 8790 – ocular delivery of cannabinoids
For the nine months ended September 30, 2013, our research and development expense were $0.
General and administrative. General and administrative expenses for the nine months ended September 30, 2014 were $835,634 which primarily consisted of consulting fees and professional fees associated with our costs of becoming a public company. By comparison, our general and administrative expenses for the nine months ended September 30, 2013 were $90,303 which primarily consisted of consulting fees paid to an entity owned by Reg Lapham, our former officer and director.
Net Loss. For the nine months ended September 30, 2014, we had a net loss of $1,031,539, as compared a net loss of $90,303 for the nine months ended September 30, 2013. We expect to incur net losses for the foreseeable future.
Liquidity and Capital Resources
We had cash and cash equivalents of $1,025,023 as of September 30, 2014, as compared to $0 as of September 30, 2013. We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company.  Without additional funding, management believes that we will not have sufficient funds to meet its obligations beyond September 2015. These conditions give rise to substantial doubt as to our ability to continue as a going concern.
We have been, and intend to continue, working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future.  Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.
                If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts.

               During the next twelve months, we expect to incur significant research and development expenses with respect to our products. The majority of our research and development activity is focused on development of potential drug candidates and preclinical trials.

We also expect to incur significant legal and accounting costs in connection with becoming a public company. We expect those fees will be significant and will continue to impact our liquidity. Those fees will be higher as our business volume and activity increases.
                We anticipate that we will need to hire additional employees or independent contractors for our new laboratory at UM. We do not anticipate that we will need to purchase or lease additional equipment for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our  disclosure controls and procedures  as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal controls. Management determined there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, we are not a party to any legal proceedings that, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

Item 1A. Risk Factors.

Any investment in our common stock involves a high degree of risk.  Investors should carefully consider the risks described below and all of the information contained in this Quarterly Report on Form 10-Q before deciding whether to purchase our common stock.  Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  Our common stock is quoted on the OTCBB under the symbol "LGLRD". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock.  As of November 13, 2014, no shares of our common stock have publicly traded.  If and when our common stock is publicly traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment.  Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.  This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Risks Related to our Business and Capital Requirements:

Since we have a limited operating history in our business, it is difficult for potential investors to evaluate our business.

Our short operating history may hinder our ability to successfully meet our objectives and makes it difficult for potential investors to evaluate our business or prospective operations. We have not generated any revenues since inception and we are not currently profitable and may never become profitable. As an early stage company, we are subject to all the risks inherent in the financing, expenditures, operations, complications and delays inherent in a new business. Accordingly, our business and success faces risks from uncertainties faced by developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

We currently have no product revenues and no products approved for marketing and need substantial additional funding to continue our operations. We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

We expect to need substantial additional funding to pursue the clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval.

We expect our existing cash and cash equivalents will not be sufficient to fund our capital requirements for at least the next two months. We require additional capital for the development and commercialization of our product candidates. Furthermore, upon the closing of the Merger, we expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations. As noted in our audited financial statement for the six months ended June 30, 2014, the uncertainties surrounding our ability to fund our operations raise substantial doubt about our ability to continue as a going concern.

To date, we have financed our operations entirely through investments by founders and other investors. We may seek additional funds through public or private equity or debt financing, via strategic transactions or collaborative arrangements. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of indebtedness, we would likely become subject to covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support research and development, clinical or commercialization activities. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish rights to our technology or product candidates and could result in our receipt of only a portion of the revenues associated with the partnered product.

There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we may need to reduce, defer or cancel pre-clinical and lab work, planned clinical trials, or overhead expenditures to the extent necessary.  The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Any of these events could significantly harm our business, financial condition and prospects.

We rely heavily on UM for our research and development programs, and UM is joint owner of the intellectual property resulting from its pre-clinical research and development.

We rely heavily on our relationship with UM for our research and development programs. Under the terms of our agreements with UM, we are required to fund pre-clinical and clinical trials required for cannabinoid-based products developed by UM. If UM were to terminate our agreements, we would be required to return all the rights, materials, and data developed during our partnership, associated with the University, or face substantial delays in, or possible termination of, that program.

In addition, the agreements provide that all intellectual property rights (including any patents and non-manufacturing related know-how) that was conceived by UM or us during the course of the collaboration is to be jointly owned by UM and us. Because UM exercises some control over this jointly owned intellectual property, we may need to seek UM's consent to pursue, use, license and/or enforce some of this collaboration intellectual property in the future. An unexpected deterioration in our relationship with UM would have a material adverse effect on our business, reputation, results of operations and financial condition.

We are heavily dependent on the success of our early-stage product candidates, which will require significant additional efforts to develop and may prove not to be viable for commercialization.

We are very early in our development efforts.  We have no products approved for sale and all of our product candidates are in preclinical development including development of cannabinoid-based formulations with delivery methods via the eye and a transmucosal patch. Further preclinical testing is ongoing and if successful, will be part of a regulatory filing to satisfy IND requirements which need to be met in order for the candidate compounds and routes of administration to enter testing in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and commercialization of our product candidates.  Our business depends entirely on the successful development, clinical testing  and commercialization of these and any other product candidates we may seek to develop in the future, which may never occur.

The success of our product candidates will depend on several factors, any one of which we may not be able to successfully complete, such as:

●	receipt of necessary controlled substance registrations from DEA;
●	successful completion of preclinical studies and clinical trials;
●	receipt of marketing approvals from FDA and other applicable regulatory authorities;
●	obtaining, maintaining and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;
●	identifying, making arrangements and ensuring necessary registrations with third-party manufacturers , or establishing, commercial manufacturing capabilities for applicable product candidates;
●	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
●	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other therapies;
●	obtaining and maintaining healthcare coverage and adequate reimbursement of our products; and
●	maintaining a continued acceptable safety profile of our products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

We may not be successful in our efforts to build a pipeline of product candidates.

Our strategy is to use and expand our relationship with UM to build a pipeline of cannabinoid-based products. We may not be able to develop product candidates that are safe and effective for all or any of our targets. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for clinical development for a number of reasons, including due to harmful side effects or other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then we may not be able to obtain product revenue in future periods, which would make it unlikely that we would ever achieve profitability.

We expect to face intense competition, often from companies with greater resources and experience than we have.

The pharmaceutical industry is highly competitive and subject to rapid change. The industry continues to expand and evolve as an increasing number of competitors and potential competitors enter the market. Many of these competitors and potential competitors have substantially greater financial, technological, managerial and research and development resources and experience than we have. Some of these competitors and potential competitors have more experience than we have in the development of pharmaceutical products, including validation procedures and regulatory matters. In addition, our pipeline products, if successfully developed, will compete with product offerings from large and well-established companies that have greater marketing and sales experience and capabilities than we or our collaboration partners have. If we are unable to compete successfully, we may be unable to grow and sustain our revenue.

We have substantial capital requirements that, if not met, may hinder our operations.

We anticipate that we will make substantial capital expenditures for laboratory and pre-clinical work and for future clinical trials. If we cannot raise sufficient capital, we may have limited ability to expend the capital necessary to undertake or complete laboratory and pre-clinical work and future clinical trials. There can be no assurance that debt or equity financing will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations or prospects.

Additional capital may be costly or difficult to obtain.

Additional capital, whether through the offering of equity or debt securities, may not be available on reasonable terms or at all, especially in light of the recent downturn in the economy and dislocations in the credit and capital markets. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Current global financial conditions have been characterized by increased volatility which could negatively impact our business, prospects, liquidity and financial condition.

Current global financial conditions and recent market events have been characterized by increased volatility and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guaranty that debt or equity financing, the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

If we are not able to attract and retain highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our success depends in large measure on certain key personnel, including John Hollister, our Chief Executive Officer, and Dr. Brian Murphy, our Chief Medical Officer. The loss of the services of one or both of these officers could significantly hinder our operations.  We do not currently have key person insurance in effect for Mr. Hollister or Dr. Murphy.  In addition, the competition for qualified personnel in the pharmaceutical industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, with contractual provisions and other procedures, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employers. Litigation may be necessary to defend against any such claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact contributes to the development of intellectual property that we regard as our own. Further, the terms of such assignment agreements may be breached and we may not be able to successfully enforce their terms, which may force us to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of intellectual property rights we may regard and treat as our own.

We will need to grow the size of our organization, and we may experience difficulties in managing any growth we may achieve.

As of the date of this report, we have three full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our company.

If we breach any of the agreements under which we license from UM the commercialization rights to our product candidates, we could lose license rights that are important to our business and our operations could be materially harmed.

We license from UM the use, development and commercialization rights for our product candidates. As a result, our current business plans are dependent upon our maintenance of the license agreements and the rights we license under it. If we fail to comply with any of the conditions or obligations or otherwise breach the terms of our license agreement with UM, or any future license agreement we may enter on which our business or product candidates are dependent, UM may have the right to terminate the applicable agreement in whole or in part and thereby extinguish our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates. The loss of the rights licensed to us under our license agreement with UM, or any future license agreement that we may enter granting rights on which our business or product candidates are dependent, would eliminate our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.

As our products and company are in a highly regulated industry, significant and unforeseen changes in policy may have material impacts on our business.

A primary reason for our company to develop the cannabis-derived pharmaceuticals is the changing regulatory and social landscape, in terms of cannabis.  State efforts to decriminalize and/or legalize, as well as the growth of state level medical marijuana rulings, have created the opportunity to develop the medical potential for cannabis.  However, cannabis is still illegal on a Federal level, outside of the areas described above.  We do not know what impact might occur to our development plans, if the Federal law were to change dramatically in the near-term.  While we believe the licensed intellectual property, the institutional knowledge, and our management experience will provide us with what is necessary to achieve our goals, we cannot predict the impact of any changes in the current regulatory environment.

We anticipate that our product candidates may contain naturally-derived cannabis extracts, which may generate public controversy.

We anticipate that our product candidates will contain naturally-derived cannabis extracts, and their regulatory approval, if any, may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates. These pressures could also limit or restrict the introduction and marketing of our product candidates. Adverse publicity from cannabis misuse or adverse side effects from cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by our product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

The use of "medical marijuana" or "recreational marijuana" in the United States may impact our business.

There is a substantial amount of change occurring in various states of the United States regarding the use of "medical marijuana."  While cannabis is a Schedule I substance as defined under federal law, and its possession and use is not permitted in accordance with federal law, a number of individual states have enacted state laws to authorize possession and use of cannabis for medical purposes, and in some states for recreational purposes.  While our product candidates are distinct from crude herbal cannabis, our prospects may nevertheless be impacted by these laws at the state level in the United States.

As with all medicines, it is very difficult to gauge accurately market acceptance of our potential drug candidates.

While we are taking and will take significant efforts in selecting drug candidates that we believe represent the best opportunities for market adoption, such as unsatisfied needs, competitive environment, partnering potential, therapeutic potential, and target product profile potential, the ultimate market acceptance of a pre-clinical candidate is very difficult to predict.  The ultimate acceptance will be impacted by the performance in clinical trials (efficacy and safety), reimbursement and development of competitive compounds.  Also, the healthcare reimbursement environment has been changing over the recent past and is likely to continue to evolve.  If we are unable to gain market acceptance for our product candidates, if approved, then we may not be able to generate substantial product revenues.

We currently have no marketing and sales experience or capabilities to market and sell our product candidates, if approved.

We currently do not have experience in the marketing, sales and distribution of any of our product candidates that are able to attain regulatory approval. If our product candidates receive regulatory approval, we will need to establish sales and marketing capabilities to commercialize our product candidates, which will be expensive and time consuming. Any failure or delay in the development of our internal sales and marketing capabilities would adversely impact the commercialization of any of our products that we obtain approval to market. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians and patients.

Even if approved by the FDA, our product candidates may not gain market acceptance among physicians and patients, which is vital to our commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

●	the clinical indications for which the drug is approved and efficacy and safety as demonstrated in clinical trials;
●	the timing of market introduction of the product candidate and/or competitive products;
●	acceptance of the drug as a safe and effective treatment by physicians and patients;
●	the potential and perceived advantages of the product candidate over alternative treatments;
●	the cost of treatment in relation to alternative treatments; and
●	the prevalence and severity of adverse side effects.

If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians and patients, we will not be able to generate significant revenues, and we may not become or remain profitable.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Some of our employees were previously employed at other biotechnology or pharmaceutical companies. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee's former employers. We may have to litigation those matters to defend against any such claims.
In addition, even though our policy is to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact contributes to the development of intellectual property that we regard as our own. Further, the terms of such assignment agreements may be breached and we may not be able to successfully enforce their terms, which may force us to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of intellectual property rights we may regard and treat as our own.

We may expend our limited resources to pursue a particular product candidate or indication and may fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we must focus our efforts on particular research programs and product candidates for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Any such failure to improperly assess potential product candidates could result in missed opportunities and/or our focus on product candidates with low market potential, which would harm our business and financial condition.

Risks Related to Controlled Substances:

The product candidates we are developing will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during non-clinical and clinical development and post-approval, and our financial condition.

The product candidates we plan to develop will contain controlled substances as defined in the CSA.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA.  The DEA classifies controlled substances into five schedules:  Schedule I, II, III, IV or V substances.  Schedule I substances by definition have a high potential for abuse, no currently "accepted medical use" in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States.  Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substance considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk among such substances.  Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation.  In addition, dispensing of Schedule II drugs is further restricted.  For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts must be placed on Schedules II-V, since approval by the FDA satisfies the "accepted medical use" requirement.  No drug product containing natural cannabis or naturally-derived cannabis extracts have been approved by the FDA for use in the United States.

If approved by the FDA, we expect the finished dosage forms of our cannabinoid-derived drug product candidates to be listed by the DEA as a Schedule II or III controlled substance.  Consequently, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA.  In addition, the scheduling process may take one or more years, thereby delaying the launch of the drug product in the United States.  Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any of our drug product candidates may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of the drug product.

Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining the necessary registrations may result in delay of the manufacturing, development, or distribution of our product candidates. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Individual states have also established controlled substance laws and regulations. Though state-controlled substances laws often mirror federal law, because the states are separate jurisdictions, they may separately schedule our product candidates. While some states automatically schedule a drug based on federal action, other states schedule drugs through rulemaking or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners or clinical sites must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

To conduct clinical trials with our product candidates in the United States prior to approval, each of our research sites must obtain and maintain a DEA researcher registration that will allow those sites to handle and dispense the product candidate and to obtain the product. If the DEA delays or denies the grant of a research registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites.

Manufacturing of our product candidates is, and, if approved, our commercial products will be, subject to DEA's annual manufacturing and procurement quota requirements.  The annual quota allocated to us or our contract manufacturers for the controlled substances in our product candidates may not be sufficient to meet commercial demand or complete clinical trials. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers', procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

If, upon approval of any of our product candidates, the product is scheduled as Schedule II or III, we would also need to identify wholesale distributors with the appropriate DEA registrations and authority to distribute the product to pharmacies and other health care providers. The failure to obtain, or delay in obtaining, or the loss any of those registrations could result in increased costs to us. Furthermore, state and federal enforcement actions, regulatory requirements, and legislation intended to reduce prescription drug abuse, such as the requirement that physicians consult a state prescription drug monitoring program may make physicians less willing to prescribe, and pharmacies to dispense, our products, if approved.

Our ability to research, develop and commercialize our drug product candidates is dependent on our ability to obtain and maintain the necessary controlled substance registrations from DEA.

In the United States, the DEA regulates activities relating to the cultivation, possession and supply of cannabis for medical research and/or commercial development, including the requirement to obtain annual registrations to manufacture or distribute pharmaceutical products derived from cannabis extracts.  NIDA also plays a role in oversight of the cultivation of cannabis for medicinal research.  We do not currently handle any controlled substances, but we plan to engage in the research, development, and commercialization of cannabinoids and cannabinoid-derived drug products for medical purposes in the future.  This will require that we and/or our third party contractors obtain and maintain the necessary DEA registrations, and be subject to other regulatory requirements.  If DEA fails to issue or renew such registrations, we will be unable to develop, commercialize and distribute any product in the United States and our business may suffer.  For example, DEA may adopt an interpretation of domestic law or of the Single Convention on Narcotic Drugs that restricts our, or our third party contractors', ability to obtain the registrations needed for any of these purposes.

The cultivation of cannabis is strictly regulated in the United States under a complex legal framework and our partners may be unable to obtain or maintain the necessary authorizations to cultivate cannabis for the development and commercialization of cannabinoid-derived drug products.

We are partnering with UM to develop and commercialize cannabis-derived drug products.  Pursuant to that partnership, UM plans to cultivate cannabis and provide us with cannabis extracts.  The regulation of cannabis is complex and subject to stringent controls.  UM has indicated that its plan for cultivating cannabis for the purification of cannabis extracts is in compliance with applicable law, including the CSA, DEA regulations, and the United States' obligations under the 1961 Single Convention on Narcotic Drugs.  However, there is a risk that regulatory authorities may disagree or may decline to authorize UM to engage in the contemplated activities under the partnership.  Interpretations of law that DEA adopted in the past may evolve or change.  If UM cannot obtain or maintain the necessary regulatory authorizations that we anticipate will be required for the contemplated development program, our business may suffer and we may not be able to pursue the development and commercialization of naturally-derived marijuana extracts.

Risks Related to Government Regulation:

If we fail to demonstrate the safety and efficacy of any product candidate that we develop to the satisfaction of the FDA or comparable foreign regulatory authorities we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidate.  This would adversely impact our ability to generate revenue, our business and our results of operations.

We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the EMA, and we may never receive such approvals. To gain approval to market a drug product, we must complete extensive preclinical development and clinical trials that demonstrate the safety and efficacy of the product for the intended indication to the satisfaction of the FDA or other regulatory authority.

We have not previously submitted an NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval.  Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approval for our product candidates, we may not be able to continue our operations.  Even if we successfully obtain regulatory approval to market our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights.

The FDA or any foreign regulatory bodies could delay, limit or deny approval of our product candidates for many reasons, including:
●	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;
●	the FDA's or the applicable foreign regulatory agency's disagreement with the interpretation of data from preclinical studies or clinical trials;
●	our inability to demonstrate that the clinical and other benefits of the product candidate outweigh any safety or other perceived risks;
●	the FDA's or the applicable foreign regulatory agency's requirement for additional preclinical or clinical studies;

●	the FDA's or the applicable foreign regulatory agency's non-approval of the formulation, labeling or the specifications of the product candidate;
●	the FDA's or the applicable foreign regulatory agency's failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
●	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.
Even if we eventually complete clinical testing and receive approval of an NDA or foreign regulatory filing for a product candidate, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve the product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of the product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of the product candidate and would materially adversely impact our business and prospects.

Preclinical and clinical drug development involves a lengthy and expensive process with an uncertain outcome.  We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Clinical testing is expensive and can take several years to complete, and its outcome is inherently uncertain. Moreover, obtaining sufficient quantities of product for clinical testing is subject to regulation by DEA and, in some cases, NIDA.  It is impossible to predict when or if any of our product candidates will prove effective or safe in humans  or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or subsequently to commercialize our product candidates, including:
●	FDA, DEA or NIDA may not authorize the use and distribution of sufficient quantities of product for clinical testing;
●	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
●	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
●	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

●	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	the cost of clinical trials of our product candidates may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.
If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:
●	be delayed in obtaining marketing approval for our product candidates;
●	not obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
●	be subject to additional post-marketing testing requirements; or
●	have the product removed from the market after obtaining marketing approval.
Our product development costs will also increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Our pool of suitable patients may be smaller for some of our product candidates, which will impact our ability to enroll a sufficient number of suitable patients.  In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates. Patient enrollment is affected by other factors including:
●	the severity of the disease under investigation;

●	the eligibility criteria for the study in question;
●	the perceived risks and benefits of the product candidate under study;
●	the efforts to facilitate timely enrollment in clinical trials;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective patients.
Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Even if we receive regulatory approval for a product candidate, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to restrictions, withdrawal from the market, or penalties if we fail to comply with applicable regulatory requirements or if we experience unanticipated problems with our product candidates, when and if approved.

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA, DEA and/or non-U.S. regulatory authorities. Any regulatory approval that we receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies or surveillance to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion, recordkeeping and submission of safety and other post-market information. Manufacturers of our products and manufacturers' facilities are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning advertising and promotion for our products. If we, any future collaboration partner or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the collaboration partner, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.

Any DEA registrations that we receive may also be subject to limitations.  For example, if approved, our commercial products will be subject to DEA's annual manufacturing and procurement quota requirements.  The annual quota allocated to us or our contract manufacturers for the controlled substances in our product candidates may not be sufficient to meet commercial demand.  Our facilities that handle controlled substances, and those of our third-party contractors, will also be subject to registration requirements and periodic inspections.  Additionally, if approved by the FDA, the finished dosage forms of our cannabinoid-derived drug product candidates will be subject to DEA's rescheduling process, which may delay product launch and impose additional regulatory burdens.  Failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.  For additional information, see Risk Factor, "The product candidates we are developing will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during non-clinical and clinical development and post-approval, and our financial condition."

The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA also imposes stringent restrictions on manufacturers' communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:
●	warning letters or untitled letters;
●	mandated modifications to promotional materials or the required provision of corrective information to healthcare practitioners;
●	restrictions imposed on the product or its manufacturers or manufacturing processes
●	restrictions imposed on the labeling or marketing of the product;
●	restrictions imposed on product distribution or use;
●	requirements for post-marketing clinical trials;
●	suspension of any ongoing clinical trials;
●	suspension of or withdrawal of regulatory approval;
●	voluntary or mandatory product recalls and publicity requirements;
●	refusal to approve pending applications for marketing approval of new products or supplements
●	restrictions on operations, including costly new manufacturing requirements;
●	seizure or detention of our products;
●	refusal to permit the import or export of our products;
●	required entry into a consent decree, which can include imposition of various fines (including restitution or disgorgement of profits or revenue), reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	civil or criminal penalties; or
●	injunctions.
Widely publicized events concerning the safety risk of certain drug products have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the imposition by the FDA of risk evaluation and mitigation strategies, or REMS, to ensure that the benefits of the drug outweigh its risks. In addition, because of the serious public health risks of high profile adverse safety events with certain products, the FDA may require, as a condition of approval, costly REMS programs.

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. If we or any future collaboration partner are not able to maintain regulatory compliance, we or such collaboration partner, as applicable, will not be permitted to market our future products and our business will suffer.

Serious adverse events or undesirable side effects or other unexpected properties of any of our product candidates may be identified during development or after approval that could delay, prevent or cause the withdrawal of regulatory approval, limit the commercial potential, or result in significant negative consequences following marketing approval.

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, an institutional review board, or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If any of our product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

Undesirable side effects or other unexpected adverse events or properties of any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates. If such an event occurs after such product candidates are approved, a number of potentially significant negative consequences may result, including:
●	regulatory authorities may withdraw the approval of such product;
●	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;
●	regulatory authorities may require one or more post-market studies;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate, if approved, or could substantially increase commercialization costs and expenses, which could delay or prevent us from generating revenue from the sale of our products and harm our business and results of operations.

We expect to rely on third parties, such as contract research organizations, or CROs, to conduct some or all of our preclinical amd clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our product candidates.

We expect to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct our preclinical and clinical studies on our product candidates in compliance with applicable regulatory requirements. These third parties will not be our employees and, except for restrictions imposed by our contracts with such third parties, we will have limited ability to control the amount or timing of resources that they devote to our programs. Although we expect to rely on these third parties to conduct our preclinical studies and clinical trials, we will remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and the applicable legal, regulatory, and scientific standards, and our reliance on these third parties will not relieve us of our regulatory responsibilities. These entities must maintain and comply with valid DEA registrations and requirements.  The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as current good clinical practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. If we or any of our third party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, we are required to report certain financial interests of our third party investigators if these relationships exceed certain financial thresholds and meet other criteria.  The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services.  Our clinical trials must also generally be conducted with products produced under current good manufacturing practice, or cGMP, regulations.  Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Some of the third parties with whom we contract may also have relationships with other commercial entities, some of which may compete with us. If the third parties conducting our preclinical studies or our clinical trials do not perform their contractual duties or obligations or comply with regulatory requirements we may need to enter into new arrangements with alternative third parties. This could be costly, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, or to commercialize such product candidate being tested in such studies or trials. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third party contractors or to do so on commercially reasonable terms.  Though we plan to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely on, and expect to continue relying on, third-party contract manufacturing organizations to manufacture and supply product candidates for us, as well as certain raw materials used in the production thereof. If one of our suppliers or manufacturers fails to perform adequately we may be required to incur significant delays and costs to find new suppliers or manufacturers.

We currently have no experience in, and we do not own facilities for, manufacturing our product candidates. We rely on, and expect to continue relying upon, third-party manufacturing organizations to manufacture and supply our product candidates and certain raw materials used in the production thereof. Some of our key components for the production of our product candidates may have a limited number of suppliers.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We expect that we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with the regulatory requirements, known as cGMPs, for manufacture of our drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, DEA or others, they will not be able to secure and/or maintain DEA registrations and regulatory approval for their manufacturing facilities. In addition, we expect that we will have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates, or if DEA does not register these facilities for the manufacture of controlled substances, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We do not have commercial supply agreements with our suppliers.  In the event that we and our suppliers cannot agree to the terms and conditions for them to provide clinical and commercial supply needs, we would not be able to manufacture our product or candidates until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, our product candidates.

The failure of third-party manufacturers or suppliers to perform adequately or the termination of our arrangements with any of them may adversely affect our business.

We could be subject to costly product liability claims related to our clinical trials and product candidates.

Because we plan to conduct clinical trials with human subjects, we face the risk that the use of our product candidates may result in adverse side effects to our patients in our clinical trials.  We face even greater risks upon any commercialization of our product candidates.  An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use.  Any product liability claim brought against us, with or without merit, could result in:

●	withdrawal of clinical trial volunteers, investigators, patients or trial sites;
●	the inability to commercialize our product candidates;
●	decreased demand for our product candidates;
●	regulatory investigations that could require costly recalls or product modifications;
●	loss of revenue;
●	substantial costs of litigation;
●	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;
●	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
●	the diversion of management's attention from our business; and
●	damage to our reputation and the reputation of our products.

Product liability claims may subject us to the foregoing and other risks, which could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees, independent contractors, principal investigators, CROs, consultants and vendors may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates:  (1) FDA regulations, including those laws requiring the reporting of true, complete and accurate information to the FDA; (2) manufacturing standards; (3) federal and state healthcare fraud and abuse laws and regulations; or (4) laws that require the true, complete and accurate reporting of financial information or data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We are subject to uncertainty relating to coverage and reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our products' commercial success.

Our ability to commercialize our product candidates, if approved, successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors establish appropriate coverage and reimbursement levels for our product candidates. As a threshold for coverage and reimbursement, third-party payors generally require that drug products have been approved for marketing by the FDA. A primary trend in the U.S. healthcare industry is cost containment.  Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and procedures.  Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.  We cannot assure you that coverage and reimbursement will be available for any product that we commercialize and, if coverage is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval.  If coverage and reimbursement are not available or are available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

Healthcare reform measures could hinder or prevent our products candidates' commercial success, if approved.

In the United States, there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any of our products profitably if approved. In the United States, the Federal government recently passed healthcare reform legislation, the Patient Protection and Affordable Care Act,  as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA.

The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the ACA:

●	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;
●	requires collection of rebates for drugs paid by Medicaid managed care organizations;
●	requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D; and
●	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell "branded prescription drugs" to specified federal government programs.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation's automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and will stay in effect through 2024 unless Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved, or additional pricing pressure.  The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to make and implement healthcare reforms may adversely affect:

●	our ability to set a price we believe if fair for our products;
●	our ability to generate revenues and achieve or maintain profitability;
●	the availability of capital; and
●	our ability to obtain timely approval of our products.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
●	the federal physician sunshine requirements under the ACA, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Risks Related to our Common Stock:

We are subject to the reporting requirements of federal securities laws, which is expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders causes our expenses to be higher than they would be if we remained a privately-held company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls is time consuming, difficult and costly.

We are a reporting company with the SEC and therefore must comply with Sarbanes-Oxley Act and SEC rules concerning internal controls.  It is time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. In order to expand our operations, we will need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures.

 Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTCBB, where our shares of common stock will be quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

●	variations in our operating results;
●	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
●	changes in operating and stock price performance of other companies in our industry;
●	additions or departures of key personnel; and
●	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been initiated.

Our common shares are thinly-traded, and in the future, may continue to be thinly-traded, and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate such shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock may be particularly volatile given our status as a relatively small company and lack of revenues that could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or "risky" investment due to our lack of revenues or profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Because we became public by means of a "reverse merger," we may not be able to attract the attention of major brokerage firm or investors in general.

Additional risks may exist since we will become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future. In addition, the SEC has recently issued an investor bulletin warning investors about the risks of investing in companies that enter the U.S. capital markets through a "reverse merger." The release of such information from the SEC may have the effect of reducing investor interest in companies, such as us, that enter the U.S. capital markets through a "reverse merger."

Shares issued pursuant to the Merger are "restricted securities" subject to certain important limitations on their resale.

Holders of shares issued pursuant to the Merger will not be able to resell the shares in the public market, unless those shares are registered pursuant to the Securities Act of 1933, as amended, or an exemption from registration for such sale is available. Holders of shares issued pursuant to the Merger must bear the economic risk of holding those shares for an indefinite period of time.

We cannot assure you that our common stock will become eligible for listing or quotation on any exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

In order for our common stock to become eligible for listing or quotation on any exchange, reverse merger companies must have had their securities traded on an over-the-counter market for at least one year, maintained a certain minimum closing price for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since consummation of the reverse merger, including one annual report containing audited financial statements for a full fiscal year commencing after the date of the filing of this Current Report on  Form 8-K. We may not be able to meet all of the filing requirements above and may not be able to satisfy the initial standards for listing or quotation on any exchange in the foreseeable future or at all. Even if we are able to become listed or quoted on an exchange, we may not be able to maintain a listing of the common stock on such stock exchange.

We do not anticipate paying any cash dividends.

We presently do not anticipate that we will pay any dividends on any of our capital stock in the foreseeable future. The payment of dividends, if any, would be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, to implement our business plan; accordingly, we do not anticipate the declaration of any dividends in the foreseeable future.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC.  Penny stocks generally are equity securities with a price of less than $5.00 per share.  The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. Immediately after the closing of the Merger, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own approximately 45.5% of our outstanding voting stock. Accordingly, even after giving effect to the Merger, our directors and executive officers have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders' interest and adversely impact the rights of holders of our common stock.

We have a total of 236,000,000 shares of common stock authorized for issuance and up to 10,000,000 shares of preferred stock with the rights, preferences and privileges that our Board of Directors may determine from time to time. We have reserved 1,080,000 shares for issuance upon the exercise of outstanding options and 4,000,000 shares for issuance upon the exercise of outstanding warrants. As of October 31, 2014, we had 214,920,000 shares of common stock available for issuance.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act of 1933, as amended, or the Securities Act, may significantly and negatively affect the prevailing market price for our common stock.  The future sales of shares of our common stock issuable upon the exercise of outstanding warrants may have a depressive effect on the market price of our common stock, as such warrants would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

We may have material liabilities that are not discovered until after the closing of the Merger.

As a result of the Merger, the Former Business and management of LGL have been replaced with the business and management team of Nemus. Prior to the Merger, there were no relationships or other connections among the businesses or individuals associated with those two entities. As a result, LGL may have material liabilities that are not discovered until after the Merger is completed. We could experience losses as a result of any such undisclosed liabilities that are discovered following the Merger, which could materially harm our business and financial condition. Although the Merger Agreement contains customary representations and warranties from LGL concerning its assets, liabilities, financial condition and affairs, there may be limited or no recourse against LGL's pre-Merger stockholders or principals in the event those representations prove to be untrue. As a result, the stockholders of the Company following the closing of the Merger will bear some, or all, of the risks relating to any such unknown or undisclosed liabilities.

There is not now, and there may never be, an active, liquid and orderly trading market for our common stock, which may make it difficult for you to sell your shares of our common stock.

There is not now, nor has there been since our inception, any trading activity in our common stock or a market for shares of our common stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. Although our common stock is quoted on the OTCBB, an over-the-counter quotation system, trading of our common stock is extremely limited and sporadic and at very low volumes. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange. We presently anticipate that our common stock will continue to be quoted on the OTCBB or another over-the-counter quotation system in the foreseeable future. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price for which you purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ending December 31, 2014, provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We are in the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer an emerging growth company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

If we are unable to conclude that our internal control over financial reporting is effective, or when we are no longer an emerging growth company, if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future.

We currently only have one independent director and do not have an audit committee composed solely of independent directors.

The Sarbanes-Oxley Act requires us as a public corporation to have independent directors and an audit committee composed solely of independent directors. Currently, we have one independent director and lack an Audit Committee of the Board of Directors.  Audit committee communications currently go directly to board members and addressed with the Board of Directors. We can provide no assurances that we will be able to attract and maintain independent directors on our Board or form an Audit Committee in compliance with the Sarbanes-Oxley Act.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

 Item 6. Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
 + Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc., a Nevada corporation

November 14, 2014	By:	/s/ John Hollister
	Its:	John Hollister Chief Executive Officer (Principal Executive Officer)

November 14, 2014	By:	/s/ Elizabeth Berecz
	Its:	Elizabeth Berecz Chief Financial Officer (Principal Financial and Accounting Officer)