Form 10-K
period 2014-12-31
Nemus Bioscience, Inc.
filed 2015-03-27
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

Commission File Number: 000-55136

Nemus Bioscience, Inc.
 (Exact name of registrant as specified in its charter)
Nevada	45-0692882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
650 Town Center Drive, Suite 1770, Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (949) 396-0330

Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.  As of June 30, 2014, approximately $330,250.

As of March 23, 2015, there were 16,265,663 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PAGE

PART I

PART II

PART III

PART IV
Item 15.	Exhibits, Financial Statement Schedules	49

PART I

As used in this report, unless otherwise indicated, the terms "we," "our," "Company" and "Nemus" refer to Nemus Bioscience, Inc., a Nevada corporation, formerly known as Load Guard Logistics, Inc., together with its wholly-owned subsidiary Nemus, a California corporation.

Item 1. Business.

History

The Company was incorporated in the State of Nevada on March 16, 2011, as Load Guard Transportation, Inc., and changed its name to Load Guard Logistics, Inc. on November 6, 2012.  The Company incorporated a wholly owned subsidiary in the State of Florida on March 18, 2011, called LGT, Inc. ("LGT").

On October 31, 2014, the Company closed a reverse merger transaction (the "Merger") pursuant to which the Company became the 100% parent of our subsidiary Nemus ("Nemus Sub") and assumed the operations of Nemus Sub. On November 3, 2014, the Company changed its name to Nemus Bioscience, Inc. by merging with Nemus Bioscience, Inc., a subsidiary of the Company.

On October 31, 2014, the Company entered into an Assignment and Assumption Agreement with LGT, pursuant to which the Company transferred all of its assets and liabilities to LGT immediately prior to the consummation of the Merger.

On October 31, 2014, the Company entered into a Share Repurchase and Cancellation Agreement with LGT, Yosbani Mendez and Francisco Mendez, pursuant to which the Company repurchased 5,431,460 shares of its common stock (the "Repurchased Shares") from Yosbani Mendez and Francisco Mendez for a repurchase price of all of the issued and outstanding shares of LGT.  Upon the repurchase, the Company cancelled all of the Repurchased Shares.

Prior to the Merger, we were a transportation and logistics company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce ("Former Business").  Nemus Sub was incorporated in the State of California on July 17, 2012.

Business Overview

We are a biopharmaceutical company focused on the discovery, development, and the commercialization of therapeutics based on naturally-derived or synthetically manufactured cannabis compounds through our partnership with the University of Mississippi, or UM.  UM has held the only contract to cultivate cannabis for research purposes on behalf of the Federal Government since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts.  We are currently UM's sole partner for the development and commercialization of drugs developed from cannabis extracts, or cannabinoids, and the success of this partnership will depend on the successful navigation of the complex regulatory framework for the cultivation and handling of cannabis, conducting research on cannabis extracts, and developing and commercializing controlled substances in the United States.

Our Strategic Partnership

In July 2013, we entered into a Memorandum of Understanding, or MOU, with UM to engage in joint research activities including extracting, manipulating, and studying cannabis in every form to develop intellectual property with the intention to create and commercialize therapeutic medicines. The MOU provides that we own all intellectual property developed solely by our employees and will jointly own all intellectual property developed jointly between Nemus Sub and UM employees. The term of the agreement is five years and the parties agree to enter into separate research agreements upon the identification of patentable technologies.

On May 15, 2014, we entered into an option agreement in which UM granted Nemus Sub a three-month option for conducting due diligence to exclusively license a suppository dosage form containing Dronabinol Hemisuccinate and other esters.

On July 1, 2014, we entered into three additional option agreements in which UM granted Nemus Sub three-month exclusive options for conducting due diligence on the following three cannabinoid presentations for the purposes of U.S. Food and Drug Administration, or FDA, approval and commercialization:

1)	UM 1490 – transmucosal delivery of cannabinoids
2)	UM 5070 – treatment for methicillin-resistant Staphylococcus aureus infections
3)	UM 8790 – ocular delivery of cannabinoids

On August 12, 2014, we exercised our option to exclusively license UM's rights to UM 5070, UM 1490 and UM 8790.

On September 29, 2014, we entered into three license agreements with UM pursuant to which UM granted Nemus Sub exclusive, perpetual licenses of all intellectual property related to the optioned new compound elements that UM has previously developed, including the right to sublicense, and we have identified target indications for development and commercialization by us.  The licenses from UM include the rights to UM5050, a pro-drug formulation of tetrahydrocannabinol, or THC.  Data from UM supports the delivery of the pro-drug through absorptive routes other than the gastrointestinal tract, which we believe helps mitigate the issue of first-pass metabolism by the liver, enhancing drug bioavailability. The three licenses are for delivery of UM5050 through ocular, transmucosal and trans-rectal delivery.  Further, we have a renewable option for the rights to use UM5050 for delivery by other means not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds.

In addition, in March of 2015, we entered into a research agreement with UM to conduct studies to assess the utility of cannabinoid-based compounds for the prophylaxis and treatment of methicillin-resistant Staphylococcus aureus, or MRSA, infections.  We also believe there may be the opportunity to study the role of cannabinoids as therapeutic options in other infectious diseases, including those that pose a threat to the public health.

Our Product Candidates

Cannabinoids are a class of chemically diverse compounds that are extracted from the cannabis plant. These cannabis-derived compounds express their physiological response by binding to specific cannabinoid receptors (CB1 and CB2), which are found throughout the body. Some cannabinoids have been noted to exert multiple effects on the human body, including but not limited to:  impacting the immune response, nervous system function and repair, gastrointestinal maintenance and motility, motor function in muscles, pancreatic functionality and blood sugar regulation, and integrity of function in the eye, including the optic nerve.  Cannabis and specific cannabinoids have been studied widely, with published data demonstrating the efficacy of these compounds in treating many disorders or alleviating disease-associated symptoms.

We are focused on the development of early stage product candidates based on cannabinoids. Specifically, UM's  research to date has indicated that proprietary cannabinoid chemistry coupled with the innovative, alternative delivery methods, such as ocular, transmucosal and trans-rectal delivery, could have beneficial effects across a spectrum of diseases, including these primary targets:

•	Glaucoma and other optic nerve-related disorders
•	Conditions associated with muscle spasticity
•	Anxiety
•	Epilepsy
•	Therapeutics directed against MRSA

The following table summarizes certain information regarding our product candidates:

Product Candidate	Indication	Development Status
NB1111	Glaucoma	Preclinical
NB2221	Multiple Sclerosis Spasticity	Preclinical
NB31R1	MRSA	Research
NB23R1	Epilepsy	Research
NB51R1	Anxiety	Research

Our Competitive Strengths

Cannabis is subject to strict regulation in the United States. Cannabis is classified by the U.S. Drug Enforcement Administration, or DEA, as a Schedule I substance, which means that, under federal law, it has no established medicinal use and may not be marketed or sold in the United States. In addition, the United States is a party to the Single Convention on Narcotic Drugs, which imposes certain requirements and restrictions on member parties with respect to the cultivation and wholesale trade in cannabis.  Since 1968, UM has held the only contract with the Federal Government to cultivate cannabis on its behalf for research purposes, and holds the requisite DEA registrations authorizing it to engage in that activity. The contract, which is open for competitive bidding at periodic intervals, is administered by the National Institute on Drug Abuse, or NIDA, an agency within the National Institutes of Health. In March of 2015, UM received approval from NIDA in the competitive bidding process for the next contract interval. As the sole contract holder since 1968, UM has developed significant expertise in extraction, separation, processing and manufacture of cannabinoids. UM has also engaged in the cultivation of cannabis and the extraction of cannabinoids for purposes of developing drug product candidates apart from its role as NIDA contractor. We have entered into commercial and research agreements with UM and view this collaborative association as a significant strategic advantage in the marketplace.

The only cannabinoid products that are currently approved as drugs in the United States (which are synthetically derived) and, to our knowledge, all cannabinoid products in late-stage development, are orally-delivered. Cannabinoids, when ingested orally, are subject to significant first pass metabolism by the liver and potential drug-drug interactions, resulting in very high patient-to-patient variation in bioavailability which can compromise both efficacy and safety.  This has been repeatedly published in the literature and in product labeling by regulatory agencies worldwide.  These independent assessments correlate with highly variable response rates and safety profiles which, in some cases, have been deemed to have marginal clinical utility.

We have licensed from UM the rights to a pro-drug formulation of THC.   Data from UM supports the delivery of the pro-drug through absorptive routes other than the gastrointestinal tract, which we believe may help mitigate the issue of first-pass metabolism by the liver, enhancing drug bioavailability. The three licenses are for delivery of this proprietary formulation through ocular, transmucosal and trans-rectal delivery.

We are also working with UM and other parties on methods to formulate and deliver a variety of other pharmaceutical-grade cannabinoids to treat other symptoms and diseases.

Our Business Strategy

Our goal is to become the premier developer of prescription medicines developed from cannabinoids for global markets with significant unmet medical needs. Our current operating strategy includes:

•	selection of potential clinical targets based on internal and external published data, access to appropriate cannabinoids, and the impact of both developmental and market conditions;
•	prioritization of product candidates based on associated target indications;
•	utilization, where feasible, of both naturally-derived and synthetic cannabinoids;
•	development and execution of an intellectual property strategy;
•	development and advancement of our current product pipeline;
•	outsourcing services, such as use of Clinical Research Organizations, or CROs, and contract manufacturers for the active pharmaceutical ingredient, or API, where possible and appropriate;
•	obtaining necessary DEA registrations;
•	obtaining regulatory approval from the FDA and European Medicines Agency, or EMA, for product candidates;
•	research and development of additional target indications for cannabinoid product candidates; and
•	partnering, out-licensing, or selling approved products, if any, to optimize Company efficiencies to bring state-of-the-art therapeutics to patients.

Sales and Marketing

We have not established a sales, marketing or product distribution infrastructure because our lead candidates are still in discovery or preclinical development. If and when we obtain approval to market any of our product candidates, we will evaluate what we believe to be the optimal commercialization path for the company, the respective product candidate, and patients. Commercialization paths may include licensing, selling, or partnering with other commercial partners.  We may also choose to build a commercial sales and marketing team for some or all of our product candidates.

Manufacturing

We have entered into a lease agreement on a laboratory at UM. The laboratory is in the process of being prepared for development work and is designed to comply with applicable regulatory requirements, including those of the DEA, FDA, and Occupational Safety and Health Administration, or OSHA.  We expect that the site will primarily focus on therapeutic discovery and development work.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for final manufacture. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize. We do not currently have any long-term supply commitments or other arrangements in place, and may obtain our supplies from a manufacturer on a purchase order basis or through a formal supply agreement. For all of our product candidates, we aim to identify and qualify manufacturers to provide the API and fill-and-finish services prior to submission of a new drug application, or NDA, to the FDA. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

One component of any manufacturing process we develop will be the cannabinoid base materials.  Natural cannabis is one potential source of the cannabinoid core materials for all of our product candidates, as well as for research purposes. Working with our partners at the UM, we believe we can optimize the cultivation to yield consistent, high grade product in an environment with as many controls as reasonable and possible. We view the cultivation and manufacture of consistent, high grade product in a controlled environment to be an important step to help minimize risks associated with growing a natural crop. However,  the DEA may decline to issue the registration required for the commercialization of pharmaceutical products derived from natural cannabis based on its interpretation of the applicable legal and regulatory framework governing natural cannabis.

We believe we can also work with our partners at UM and others to explore the manufacture of synthetic cannabinoids, as these may be more economical and predictable from a regulatory and production perspective.

Intellectual Property

The success of most of our product candidates will depend in large part on our ability to:

•	obtain and maintain patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;
•	prosecute our patent applications and defend any issued patents we obtain;
•	preserve the confidentiality of our trade secrets; and
•	operate without infringing the patents and proprietary rights of third parties.

We intend to continue to seek appropriate patent protection for certain of our product candidates, drug delivery systems, molecular modifications, as well as other proprietary technologies and their uses by filing patent applications in the United States and other selected global territories. We intend for these patent applications to cover, where possible, claims for medical uses, processes for preparation, processes for delivery and formulations.

As of date of this report, we have licensed from UM two U.S. patents. In addition to those licenses, we have one trademark application pending in the United States for Nemus Bioscience, Inc. We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position.We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third-party.

Competition

Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies and academic and research institutions. Many of our potential competitors have substantially greater financial, scientific, technical, intellectual property, regulatory and human resources than we do, and greater experience than we do commercializing products and developing product candidates, including obtaining FDA and other regulatory approvals for product candidates. Consequently, our competitors may develop products for indications we pursue that are more effective, better tolerated, more widely-prescribed or accepted, more useful and less costly, and they may also be more successful in manufacturing and marketing their products. We also face competition from third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients for clinical trials and in identifying and acquiring or in-licensing new products and product candidates.

Government Regulation

Government authorities in the United States, at the federal, state and local level, and in other countries, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources. A failure to comply with such laws and regulations or prevail in any enforcement action or litigation related to noncompliance could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Regulation of Cannabis and Cannabinoids

DEA Regulation

Cannabis and cannabinoids are regulated as "controlled substances" as defined in the Controlled Substances Act of 1970, or CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances.  Cannabis is listed by the DEA as a Schedule I controlled substance under the CSA. Consequently, its manufacture, shipment, storage, sale and use is subject to a high degree of regulation. Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. The registered entity must maintain records for the handling of all controlled substances, and must make periodic reports to the DEA.  These include, for example, distribution reports for Schedule I and II controlled substances, Schedule III substances that are narcotics, and other designated substances. The registered entity must also report thefts or losses of any controlled substance, and obtain authorization to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.

In addition, a DEA quota system controls and limits the availability and production of controlled substances in Schedule I or II. Distributions of any Schedule I or II controlled substance must also be accompanied by special order forms, with copies provided to the DEA. The DEA may adjust aggregate production quotas and individual production and procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments. To meet its responsibilities, the DEA conducts periodic inspections of registered establishments that handle controlled substances.  In the event of non-compliance, the DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

We have not yet applied for or been granted any DEA controlled substance registrations, but we are taking steps to ready our UM-based laboratory for compliance with the regulatory requirements for registration.  We believe that UM's knowledge in this area will beneficial to us as we prepare to apply for registrations.

State Regulation

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State Authorities, including Boards of Pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition.

The Single Convention on Narcotic Drugs 1961

Many countries, including the United States, are parties to the 1961 Single Convention on Narcotic Drugs, or the Single Convention, which is an international treaty that governs international trade and domestic control of narcotic substances, including cannabis and cannabis extracts.  The Single Convention requires all parties to take measures to limit the production, manufacture, export, import, distribution of, trade in, and use and possession of cannabis exclusively to medical and scientific purposes.  In particular, the Single Convention requires member countries to establish a government agency to oversee the cultivation of marijuana and establish a monopoly on the wholesale trade of marijuana, and it provides that this role must be filled by a single government agency if the member country's constitution permits.

Party members, including the United States, may interpret and implement their treaty obligations in a way that restricts our ability to develop and obtain marketing approval for, and commercialize, our product candidates in accordance with our current plans and partnership with UM.  To date, no natural cannabis or cannabis-derived product has obtained marketing approval in the United States or obtained DEA registrations for commercial production and the DEA may never issue the registrations required for the commercialization of pharmaceutical products derived from natural cannabis.

NIDA

Pursuant to the Single Convention, NIDA oversees the cultivation of research-grade cannabis for medicinal research on behalf of the United States Government.  NIDA has historically fulfilled this obligation through a contract that it administers with UM.  UM has been the sole NIDA contractor to grow cannabis for research purposes since 1968.  The contract is open for competitive bidding at periodic intervals.  Since 1999, the term of the contract has been five years.  UM recently completed the competitive bidding process for the next contract interval and was notified by NIDA of their selection on March 23, 2015.  Under the NIDA contract, UM grows, harvests, stores, ships and analyzes cannabis of different varieties, as NIDA requires.

To obtain cannabis from NIDA for research purposes, researchers must submit a request package that includes, among other things, the name and quantity of substances being requested and a detailed research proposal. Research proposals undergo an interdisciplinary review process administered by the Public Health Service, or PHS. If the researcher satisfies the review and other criteria established by PHS, the researcher will be eligible to receive cannabis at cost through NIDA. NIDA makes the cannabis available to researchers through its contract with UM. To receive cannabis through NIDA, the researcher must have all appropriate DEA registrations. In addition, if the research involves clinical trials in humans, the protocol for the study must be authorized by FDA under an active investigational new drug, or IND, application.

UM has represented that it also grows cannabis for purposes of researching cannabis extracts, and has in the past grown cannabis, purified cannabis extracts, and distributed extracts for purposes of developing product candidates, separate and apart from its contract with NIDA. UM has indicated that it conducted these activities pursuant to separate registrations from DEA and that it plans to seek the necessary additional DEA registrations to conduct the contemplated activities in connection with our partnership, in compliance with applicable law and the United States' obligations under the Single Convention. However, there is a risk that regulatory authorities may disagree and decline to authorize us or UM to engage in these activities, or require us and UM to utilize NIDA cannabis for the development of our product candidates.

U.S. Food and Drug Administration

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject us to a variety of administrative or judicial sanctions, such as the FDA's refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;
•	submission of an NDA to the FDA;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug's identity, strength, quality and purity; and
•	FDA review and approval of the NDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their www.clinicaltrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•	Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•	Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB's requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product's chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of "filing" of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes at least twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a "filing" decision.  However, if issues arise during the review, FDA may request additional information and the review period may be extended to permit the applicant to provide and FDA to review that information which may significantly extend this time period.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product's continued safety, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

The testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA's satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. For some products, such as our product candidates, an additional step of DEA review and scheduling is required.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product's safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Exclusivity and Approval of Competing Products

Hatch Waxman Patent Exclusivity

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant's product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA, or 505(b)(2) NDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as ''generic equivalents'' to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) NDAs generally are submitted for changes to a previously approved drug product, such as a new dosage form or indication.

The ANDA or 505(b)(2) NDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA's Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except when the ANDA or 505(b)(2) NDA applicant challenges a listed drug. A certification that the proposed product will not infringe the already approved product's listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of notice of the Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

Hatch Waxman Non-Patent Exclusivity

In addition to patent issues, market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance.  During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a Paragraph IV certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for other versions of drug. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a disease or condition that affects populations of fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. Competitors, however, may receive approval of different products for the same  indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication than that for which the orphan product has exclusivity.

Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations

In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict business practices in the pharmaceutical industry. These laws include anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term "remuneration" has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes "any request or demand" for money or property presented to the U.S. government. A violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the civil False Claims Act.  Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies' marketing of products for unapproved, and thus non-covered, uses. In addition, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, also created federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Pharmaceutical companies are also subject to the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other health care providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law on March 2010, created new federal requirements for reporting, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals. Applicable manufacturers are also required to report annually to the government certain ownership and investment interests held by physicians and their immediate family members. In addition, certain states require implementation of commercial compliance programs and compliance with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other health care professionals and entities.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA's privacy and security standards directly applicable to "business associates," defined as independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney's fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements.  If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our products, if approved, could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor's decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. By way of example, in the United States, the ACA contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries, and annual fees based on pharmaceutical companies' share of sales to federal health care programs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

Foreign Regulation

In order to market any product outside of the United States, we must comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales and distribution of our products. While our management and many of our consultants are familiar with and have been responsible for gaining marketing approval in many countries, we have not reviewed the specific regulations in countries outside of the United States, as it pertains to cannabinoids.

Additional Regulation

We are a reporting company with the SEC, and, therefore, subject to the information and reporting requirements of the Securities Exchange act of 1934, or Exchange Act, and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. In addition, our financial reporting is subject to United States generally accepted accounting principles, or U.S. GAAP, and U.S. GAAP is subject to change over time.

We are also subject to federal, state and local laws and regulations applied to businesses generally. We believe that we are in conformity with all applicable laws in all relevant jurisdictions.

Our Scientific Advisory Board

We intend to assemble a scientific advisory board that includes experts in cannabinoids, drug discovery and medicine. Our current scientific advisor, Dr. Mahmoud ElSohly, works in close collaboration with our team to identify new research directions and accelerate our target validation and drug discovery programs. At UM, Dr. ElSohly serves as the Director of the NIDA Marijuana Project where he carries out a wide range of activities dealing with the chemistry, analysis and product development aspects.

Our scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

Employees

As of the date of this Annual Report, we have three full-time employees, including one employee with a M.D. degree.  None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

We anticipate that we will need to hire approximately five employees or independent contractors for our new laboratory at UM. We also intend to utilize independent contractors and outsourced services, such as clinical research organizations ("CROs"), and third-party manufacturers, where possible and appropriate.

Website

Our Internet website, which is located at www.nemusbioscience.com, describes our company and our management and provides information about cannabis-based therapeutics.

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are based on management's current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would" or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled "Risk Factors" including, without limitation, risks relating to:

•	the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates;
•	the early stage of our product candidates presently under development;
•	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;
•	our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;
•	our ability to retain or hire key scientific or management personnel;
•	our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;

•	our dependence on UM, third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;
•	our ability to develop successful sales and marketing capabilities in the future as needed;
•	the size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;
•	competition in our industry; and
•	regulatory developments in the United States and foreign countries.

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

Item 1A. Risk Factors.

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this Annual Report on Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our common stock is quoted on the OTCQB under the symbol "NMUS". This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of the date of this Annual Report, there has been very limited trading of shares of our common stock. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

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

We expect our existing cash and cash equivalents will not be sufficient to fund our capital requirements for at least the next two months. We require additional capital for the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations. As noted in our audited financial statement for the year ended December 31, 2014, the uncertainties surrounding our ability to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

There are no assurances that future funding will be available on favorable terms or at all.  If additional funding is not obtained, we may need to reduce, defer or cancel preclinical and lab work, planned clinical trials, or overhead expenditures to the extent necessary. The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts. Any of these events could significantly harm our business, financial condition and prospects.

We rely heavily on UM for our research and development programs, and UM is joint owner of the intellectual property resulting from its preclinical research and development.

We rely heavily on our relationship with UM for our research and development programs. Under the terms of our agreements with UM, we are required to fund preclinical and clinical trials required for cannabinoid-based products developed by UM. If UM were to terminate our agreements, we would be required to return all the rights, materials, and data developed during our partnership, associated with UM, or face substantial delays in, or possible termination of, that program.

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

The success of our product candidates will depend on several factors, any one of which we may not be able to successfully complete, such as:

•	receipt of necessary controlled substance registrations from DEA;
•	successful completion of preclinical studies and clinical trials;
•	receipt of marketing approvals from FDA and other applicable regulatory authorities;
•	obtaining, maintaining and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;
•	identifying, making arrangements and ensuring necessary registrations with third-party manufacturers, or establishing commercial manufacturing capabilities for applicable product candidates;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement of our products; and
•	maintaining a continued acceptable safety profile of our products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

We may not be successful in our efforts to build a pipeline of product candidates.

Our strategy is to use and expand our relationship with UM to build a pipeline of product candidates based on naturally- or synthetically-derived cannabinoids. We may not be able to develop product candidates that are safe and effective for all or any of our targets. Even if we are successful in building a product pipeline, the potential product candidates that we identify may not be suitable for clinical development for a number of reasons, including due to harmful side effects or other characteristics that indicate a low likelihood of receiving marketing approval or achieving market acceptance. If our methods of identifying potential product candidates fail to produce a pipeline of potentially viable product candidates, then we may not be able to obtain product revenue in future periods, which would make it unlikely that we would ever achieve profitability.

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

We anticipate that we will make substantial capital expenditures for laboratory and preclinical work and for future clinical trials. If we cannot raise sufficient capital, we may have limited ability to expend the capital necessary to undertake or complete laboratory and preclinical work and future clinical trials. There can be no assurance that debt or equity financing will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our financial condition, results of operations or prospects.

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

A primary reason for our company to develop the cannabinoid-based pharmaceuticals is the changing regulatory and social landscape, in terms of cannabis.  State efforts to decriminalize and/or legalize, as well as the growth of state level medical marijuana rulings, have created the opportunity to develop the medical potential for cannabis.  However, cannabis is still illegal on a Federal level, outside of the areas described above.  We do not know what impact might occur to our development plans, if the Federal law were to change dramatically in the near-term.  While we believe the licensed intellectual property, the institutional knowledge, and our management experience will provide us with what is necessary to achieve our goals, we cannot predict the impact of any changes in the current regulatory environment.

We anticipate that our product candidates may contain naturally- or synthetically-derived cannabis extracts, which may generate public controversy.

We anticipate that our product candidates may contain naturally- or synthetically-derived cannabis extracts, and their regulatory approval, if any, may generate public controversy. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates. These pressures could also limit or restrict the introduction and marketing of our product candidates. Adverse publicity from cannabis misuse or adverse side effects from cannabis or other cannabinoid products may adversely affect the commercial success or market penetration achievable by our product candidates. The nature of our business attracts a high level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.

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

While we are taking and will take significant efforts in selecting drug candidates that we believe represent the best opportunities for market adoption, such as unsatisfied needs, competitive environment, partnering potential, therapeutic potential, and target product profile potential, the ultimate market acceptance of a preclinical candidate is very difficult to predict. The ultimate acceptance will be impacted by the performance in clinical trials (efficacy and safety), reimbursement and development of competitive compounds. Also, the healthcare reimbursement environment has been changing over the recent past and is likely to continue to evolve. If we are unable to gain market acceptance for our product candidates, if approved, then we may not be able to generate substantial product revenues.

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

Even if approved by the FDA, our product candidates may not gain market acceptance among physicians and patients, which is vital to our commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the clinical indications for which the drug is approved and efficacy and safety as demonstrated in clinical trials;
•	the timing of market introduction of the product candidate and/or competitive products;
•	acceptance of the drug as a safe and effective treatment by physicians and patients;
•	the potential and perceived advantages of the product candidate over alternative treatments;
•	the cost of treatment in relation to alternative treatments; and
•	the prevalence and severity of adverse side effects.

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

The product candidates we plan to develop will contain controlled substances as defined in the CSA.  Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules:  Schedule I, II, III, IV or V substances.  Schedule I substances by definition have a high potential for abuse, no currently "accepted medical use" in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States.  Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk among such substances.  Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation.  In addition, dispensing of Schedule II drugs is further restricted.  For example, they may not be refilled without a new prescription.

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts must be placed on Schedules II-V, since approval by the FDA satisfies the "accepted medical use" requirement.  No drug product containing natural cannabis or naturally-derived cannabis extracts has been approved by the FDA for use in the United States or obtained DEA registrations for commercial production and the DEA may never issue the registrations required for the commercialization of such products.

If approved by the FDA, we expect the finished dosage forms of our natural or synthetic cannabinoid-derived drug product candidates to be listed by the DEA as a Schedule II or III controlled substance.  Consequently, its manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. In addition, the scheduling process may take one or more years, thereby delaying the launch of the drug product in the United States. Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any of our drug product candidates may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of the drug product.

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

In the United States, the DEA regulates activities relating to the cultivation, possession and supply of cannabis for medical research and/or commercial development, including the requirement to obtain annual registrations to manufacture or distribute pharmaceutical products derived from cannabis extracts.  NIDA also plays a role in oversight of the cultivation of cannabis for medicinal research.  We do not currently handle any controlled substances, but we plan to engage in the research, development, and commercialization of cannabinoids and cannabinoid-derived drug products for medical purposes in the future.  This will require that we and/or our third party contractors obtain and maintain the necessary DEA registrations, and be subject to other regulatory requirements.  To date, no natural cannabis or cannabis-derived product has obtained DEA registrations for commercial production and the DEA may never issue such registrations. If DEA fails to issue or renew such registrations, we will be unable to develop, commercialize and distribute any product in the United States and our business may suffer.  For example, the DEA may adopt an interpretation of domestic law or of the Single Convention on Narcotic Drugs that restricts our, or our third party contractors', ability to obtain the registrations needed for any of these purposes.

The cultivation of cannabis is strictly regulated in the United States under a complex legal framework and our partners may be unable to obtain or maintain the necessary authorizations to cultivate cannabis for the development and commercialization of cannabinoid-derived drug products.

We are partnering with UM to develop and commercialize drug products based on naturally- or synthetically-derived cannabinoids.  Pursuant to that partnership, UM plans to cultivate cannabis and provide us with cannabis extracts.  The regulation of cannabis is complex and subject to stringent controls and there is a risk that regulatory authorities may decline to authorize UM to engage in the contemplated activities under the partnership. Specifically, the DEA may decline to issue the registrations required for commercialization of a naturally-derived cannabis drug product based on its interpretation of applicable laws, including the Single Convention. Interpretations of law that the DEA adopted in the past may evolve or change.  If UM cannot obtain or maintain the necessary regulatory authorizations that we anticipate will be required for the contemplated development program, our business may suffer and we may not be able to pursue the research, development and commercialization of naturally-derived cannabis extracts.

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

The FDA or any foreign regulatory bodies could delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;
•	the FDA's or the applicable foreign regulatory agency's disagreement with the interpretation of data from preclinical studies or clinical trials;
•	our inability to demonstrate that the clinical and other benefits of the product candidate outweigh any safety or other perceived risks;
•	the FDA's or the applicable foreign regulatory agency's requirement for additional preclinical or clinical studies;

•	the FDA's or the applicable foreign regulatory agency's non-approval of the formulation, labeling or the specifications of the product candidate;
•	the FDA's or the applicable foreign regulatory agency's failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

Clinical testing is expensive and can take several years to complete, and its outcome is inherently uncertain. Moreover, obtaining sufficient quantities of product for clinical testing is subject to regulation by DEA and, in some cases, NIDA.  It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or subsequently to commercialize our product candidates, including:

•	the FDA, DEA or NIDA may not authorize the use and distribution of sufficient quantities of product for clinical testing;
•	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Our pool of suitable patients may be smaller for some of our product candidates, which will impact our ability to enroll a sufficient number of suitable patients. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates. Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

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

Even if any of our product candidates are approved by the FDA, it will be subject to the DEA's other requirements, including scheduling and registration, before it can be commercialized.  Any DEA registrations that we receive may also be subject to limitations.  For example, if approved, our commercial products will be subject to DEA's annual manufacturing and procurement quota requirements.  The annual quota allocated to us or our contract manufacturers for the controlled substances in our product candidates may not be sufficient to meet commercial demand.  Our facilities that handle controlled substances, and those of our third-party contractors, will also be subject to registration requirements and periodic inspections.  Additionally, if approved by the FDA, the finished dosage forms of our natural or synthetic cannabinoid-derived drug product candidates will be subject to the DEA's scheduling or rescheduling process, which may delay product launch and impose additional regulatory burdens.  Failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.  For additional information, see Risk Factor, "The product candidates we are developing will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during non-clinical and clinical development and post-approval, and our financial condition."

The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA also imposes stringent restrictions on manufacturers' communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

•	warning letters or untitled letters;
•	mandated modifications to promotional materials or the required provision of corrective information to healthcare practitioners;
•	restrictions imposed on the product or its manufacturers or manufacturing processes
•	restrictions imposed on the labeling or marketing of the product;
•	restrictions imposed on product distribution or use;
•	requirements for post-marketing clinical trials;
•	suspension of any ongoing clinical trials;
•	suspension of or withdrawal of regulatory approval;
•	voluntary or mandatory product recalls and publicity requirements;
•	refusal to approve pending applications for marketing approval of new products or supplements to approved applications filed by us;
•	restrictions on operations, including costly new manufacturing requirements;
•	seizure or detention of our products;
•	refusal to permit the import or export of our products;
•	required entry into a consent decree, which can include imposition of various fines (including restitution or disgorgement of profits or revenue), reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
•	civil or criminal penalties; or
•	injunctions.

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

Serious adverse events or undesirable side effects caused by, or other unexpected properties of, our product candidates could cause us, an IRB, or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If any of our product candidates are associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.

Undesirable side effects or other unexpected adverse events or properties of any of our other product candidates could arise or become known either during clinical development or, if approved, after the approved product has been marketed. If such an event occurs during development, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates. If such an event occurs after such product candidates are approved, a number of potentially significant negative consequences may result, including:

•	regulatory authorities may withdraw the approval of such product;
•	regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;
•	regulatory authorities may require one or more post-market studies;
•	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate, if approved, or could substantially increase commercialization costs and expenses, which could delay or prevent us from generating revenue from the sale of our products and harm our business and results of operations.

We expect to rely on third parties, such as contract research organizations, or CROs, to conduct some or all of our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our product candidates.

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

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit our NDA to the FDA. We expect that we will not control the manufacturing process of, and will be completely dependent on, our contract manufacturing partners for compliance with cGMP requirements, for manufacture of our drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, DEA or others, they will not be able to secure and/or maintain DEA registrations and regulatory approval for their manufacturing facilities. In addition, we expect that we will have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates, or if DEA does not register these facilities for the manufacture of controlled substances, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Because we plan to conduct clinical trials with human subjects, we face the risk that the use of our product candidates may result in adverse side effects to our patients in our clinical trials. We face even greater risks upon any commercialization of our product candidates. An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites;
•	the inability to commercialize our product candidates;
•	decreased demand for our product candidates;
•	regulatory investigations that could require costly recalls or product modifications;
•	loss of revenue;
•	substantial costs of litigation;
•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;
•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;
•	the diversion of management's attention from our business; and
•	damage to our reputation and the reputation of our products.

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

The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the ACA:

•	increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;
•	requires collection of rebates for drugs paid by Medicaid managed care organizations;
•	requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D; and
•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell "branded prescription drugs" to specified federal government programs.

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

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved, or additional pricing pressure. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to make and implement healthcare reforms may adversely affect:

•	our ability to set a price we believe if fair for our products;
•	our ability to generate revenues and achieve or maintain profitability;
•	the availability of capital; and
•	our ability to obtain timely approval of our products.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;
•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
•	HIPAA, as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
•	the federal physician sunshine requirements under the ACA, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and
•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTCQB, where our shares of common stock will be quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

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

In order for our common stock to become eligible for listing or quotation on any exchange, reverse merger companies must have had their securities traded on an over-the-counter market for at least one year, maintained a certain minimum closing price for not less than 30 of the most recent 60 days prior to the filing of an initial listing application and prior to listing, and timely filed with the SEC all required reports since consummation of the reverse merger, including one annual report containing audited consolidated financial statements for a full fiscal year commencing after the date of filing of the Current Report on  Form 8-K which discloses the reverse merger. We may not be able to meet all of the filing requirements above and may not be able to satisfy the initial standards for listing or quotation on any exchange in the foreseeable future or at all. Even if we are able to become listed or quoted on an exchange, we may not be able to maintain a listing of the common stock on such stock exchange.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates own approximately 60.72% of our outstanding voting stock. Accordingly, our directors and executive officers have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders' interest and adversely impact the rights of holders of our common stock.

We have a total of 236,000,000 shares of common stock authorized for issuance and up to 20,000,000 shares of preferred stock with the rights, preferences and privileges that our Board of Directors may determine from time to time. We have reserved 1,730,000 shares for issuance upon the exercise of outstanding options and 4,000,000 shares for issuance upon the exercise of outstanding warrants. As of March 23, 2015, we had 214,004,337 shares of common stock available for issuance.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

We may have material liabilities from our predecessor that are not yet discovered.

As a result of the Merger, the Former Business and management of LGL have been replaced with the business and management team of Nemus Sub. Prior to the Merger, there were no relationships or other connections among the businesses or individuals associated with those two entities. As a result, LGL may have material liabilities that are not yet discovered. We could experience losses as a result of any such undisclosed liabilities that are discovered, which could materially harm our business and financial condition. Although the merger agreement contains customary representations and warranties from LGL concerning its assets, liabilities, financial condition and affairs, there may be limited or no recourse against LGL's pre-Merger stockholders or principals in the event those representations prove to be untrue. As a result, the stockholders of the Company bear some, or all, of the risks relating to any such unknown or undisclosed liabilities.

There is not now, and there may never be, an active, liquid and orderly trading market for our common stock, which may make it difficult for you to sell your shares of our common stock.

There is not now, nor has there been since our inception, any significant trading activity in our common stock or a market for shares of our common stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. Although our common stock is quoted on the OTCQB, an over-the-counter quotation system, trading of our common stock is extremely limited and sporadic and at very low volumes. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange. We presently anticipate that our common stock will continue to be quoted on the OTCQB or another over-the-counter quotation system in the foreseeable future. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price for which you purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we will be required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act, requires that we evaluate and determine the effectiveness of our internal control over financial reporting and, beginning with our annual report for the year ended December 31, 2014, provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We are in the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer an emerging growth company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices and corporate offices consist of approximately 4,087 square feet located at 650 Town Center Drive, Suite 1770, Costa Mesa, CA 92626. Our lease expires on October 31, 2016 and our annual rent is $64,476, payable in equal monthly installments with annual escalations.

Our laboratory and office space consists of approximately 3,415 square feet located at the Innovation Hub, Insight Park on the UM campus.  Our lease expires on December 31, 2017 and our annual rent is approximately $108,000, payable in equal monthly installments with annual escalations. Our facilities are adequate and suitable for our current needs.

We have no policies with respect to investments in real estate or interests in real estate.

Item 3. Legal Proceedings.

As of the date of this report, we are not currently involved in any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock is quoted on the OTCQB under the symbol "NMUS"  since November 26, 2014.  There can be infrequent trading volume, which precipitates wide spreads in the "bid" and "ask" quotes of our common stock, on any given day. Between November 26, 2014 and December 31, 2014, the reported high and low closing bid price of our common stock on the OTCQB was $11.00 and $3.00, respectively. On March 23, 2015, the last reported sale price of our common stock on the OTCQB was $2.80 per share. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Holders. The approximate number of stockholders of record at March 23, 2015, was 68.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends. We have never declared or paid a cash dividend on our common stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors and subject to any restrictions that may be imposed by our lenders.

Securities Authorized for Issuance under Equity Compensation Plans. The table below includes the following information as of December 31, 2014 for Nemus Bioscience, Inc. 2014 Omnibus Incentive Plan.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,730,000	0	1,470,000
Total	1,730,000	0.42	1,470,000

Recent Sales of Unregistered Securities.

On October 31, 2014 in connection with the closing of the Merger, we issued 12,880,000 shares of our common stock to forty three former stockholders of Nemus Sub in exchange for all of the outstanding shares of Nemus Sub' capital stock. The issuance and sale of such securities was not registered under the Securities Act, and such securities were issued in reliance upon an exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. In determining that the issuance of such securities qualified for an exemption under Section 4(2) of the Securities Act, we relied on the following facts: the securities were issued to recipients that each represented that it was an "accredited investor" as defined in Rule 501 promulgated under the Securities Act, it was acquiring the securities for investment purposes and without a view toward disposition thereof, and it had sufficient investment experience to evaluate the risks of the investment; we used no advertising or general solicitation in connection with the issuance and sale of the securities; and the securities were issued as restricted securities.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the year ended December 31, 2014, for the sale of registered securities.

Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (d)
October 1 – 31, 2014	5,431,460(1)	-	-	-
(1) On October 31, 2014, the Company entered into a Share Repurchase and Cancellation Agreement with LGT, Yosbani Mendez and Francisco Mendez, pursuant to which the Company repurchased 5,431,460 shares of its common stock (the "Repurchased Shares") from Yosbani Mendez and Francisco Mendez for a repurchase price of all of the issued and outstanding shares of LGT.  Upon the repurchase, the Company cancelled all of the Repurchased Shares.

Penny Stock Regulation. Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks."  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2014 and 2013 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Unless otherwise provided in this Annual Report,  references to "we," "us," "our" and "Nemus" in this discussion and analysis refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. ("LGL"), together with its wholly-owned subsidiary, Nemus, a California corporation ("Nemus Sub"). Nemus Sub became the wholly-owned subsidiary of Nemus Bioscience, Inc. through the closing of a reverse merger transaction (the "Merger") pursuant to which a wholly-owned subsidiary of LGL formed solely for the purpose of the Merger merged with and into Nemus Sub and LGL changed its name to Nemus Bioscience, Inc.

The Merger is accounted for as a reverse merger and recapitalization, with Nemus Sub as the acquirer and LGL as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that will be reflected in the historical consolidated financial statements prior to the Merger will be those of Nemus Sub and will be recorded at the historical cost basis of Nemus Sub, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of LGL and Nemus Sub, the historical operations of Nemus Sub and the operations of the combined enterprise of LGL and Nemus Sub from and after the closing date of the Merger.

Overview

We are a biopharmaceutical company focused on the discovery, development, and the commercialization of therapeutics based on naturally-derived or synthetically manufactured cannabis compounds through our partnership with the University of Mississippi, or UM.  UM has held the only contract to cultivate cannabis for research purposes on behalf of the Federal Government since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts.  We are currently UM's sole partner for the development and commercialization of drugs developed from cannabis extracts, or cannabinoids, and the success of this partnership will depend on the successful navigation of the complex regulatory framework for the cultivation and handling of cannabis, conducting research on cannabis extracts, and developing and commercializing controlled substances in the United States.

Recent Events

On September 29, 2014, we executed three license agreements with UM which contain certain milestone and royalty payments. A one-time upfront payment of $65,000 per license agreement is payable in four equal monthly installments starting on October 1, 2014. An annual fee of $25,000 per license agreement is payable on the anniversary of each effective date. These licenses also require us to reimburse UM for patent costs incurred related to these products under license and these costs amounted to $16,780 for the year ended December 31, 2014.  In the case of UM 8790 we are also required to reimburse sunk patent expenses of $70,678 by February 15, 2015; this amount was reflected in accrued expenses as of December 31, 2014. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by us to UM.

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There is a one-time up-front option payment of $10,000 paid on November 15, 2014 and the option period is for six months expiring on March 31, 2015. At the end of the option period, the Company has the right to renew for an additional six months under the same financial terms and conditions.

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.

Property and Equipment, Net

Expenditures for additions of property and equipment, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line methods based on the estimated useful life of the related assets. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Stock-Based Compensation Expenses

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. We use the Black-Scholes option pricing model for estimating the grant date fair value of stock options and warrants using the following assumptions:

•	Exercise price - We determined the exercise price based on valuations using the best information available to management at the time of the valuations.
•	Volatility – We estimate the stock price volatility based on industry peers who are also in the early development stage given the limited market data available in the public arena.
•	Expected term - The expected term is based on a simplified method which defines the life as the average of the contractual term of the options and warrants and the weighted-average vesting period for all open awards.
•	Risk-free rate - The risk-free interest rate for the expected term of the option or warrant is based on the average market rate on U.S. treasury securities in effect during the quarter in which the awards were granted.
•	Dividends – The dividend yield assumption is based on our history and expectation of paying no dividends.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, net of their related tax effect, arrived at a comprehensive loss. For the years ended December 31, 2014 and 2013, the comprehensive loss was equal to the net loss.

Earnings per share

The Company applies FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings or loss per share would include the dilutive effect of awards granted to employees under stock-based compensation plans, if any. There were no dilutive awards outstanding at December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 "Development Stage Entities" (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 "Consolidation" for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. Accordingly, the Company has elected to adopt these changes effective July 17, 2012.

In June 2014, the FASB issued ASU No. 2014-12 "Compensation – Stock Compensation" (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. Those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements – Going Concern (Subtopic 205-40)." The ASU provides guidance on determining when and how to disclose going-concern uncertainties in the consolidated financial statements. The standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the consolidated financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016.  Management is currently evaluating the potential impact that adoption may have on its consolidated financial statements and footnote disclosures.

Results of Operations

For the years ended December 31, 2014 and 2013

Revenues

To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating Expenses

For the year ended December 31, 2014, our total operating expenses were $2,731,661 as compared to $120,403 for the year ended December 31, 2013. The increase in operating expenses was due primarily to an increase in research and development costs and consulting and professional fees in the year ended December 31, 2014, as discussed below.

Research and development. Research and development expenses for the year ended December 31, 2014 were $227,500 which consisted of license fees payable to UM to obtain rights to the following three cannabinoid extracts for the purposes of FDA approval and commercialization:

1)	UM 1490 – transmucosal delivery of cannabinoids
2)	UM 5070 – treatment for methicillin-resistant Staphylococcus aureus infections
3)	UM 8790 – ocular delivery of cannabinoids

For the year ended December 31, 2013, our research and development expenses were $0.

General and administrative. General and administrative expenses for the year ended December 31, 2014 were $2,504,161 which primarily consisted of consulting fees and professional fees associated with our costs of becoming a public company. By comparison, our general and administrative expenses for year ended December 31, 2013 were $120,403 which primarily consisted of consulting fees paid to an entity owned by Reg Lapham, our former officer and director.

Net Loss

For the year ended December 31, 2014, we had a net loss of $2,734,166, as compared to a net loss of $120,403 for the year ended December 31, 2013. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We had cash and cash equivalents of $207,330 as of December 31, 2014, as compared to $0 as of December 31, 2013. In January 2015, we raised an additional $724,989 to be utilized to fund ongoing operations. We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that we will not have sufficient funds to meet our obligations within one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

We anticipate that we will need to hire additional employees or independent contractors for our new laboratory at UM. We also anticipate that we will need to purchase or lease additional equipment for the Company's headquarters and laboratory facilities.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this report on pages F-1 through F-15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Effective on October 31, 2014 and with the approval of our Board of Directors, we dismissed Messineo & Co, CPAs LLC ("Messineo") as our independent registered public accounting firm engaged to audit our consolidated financial statements.

The report issued by Messineo dated December 23, 2013 relating to its audit of our balance sheet as of October 31, 2013, and the related statements of operations, changes in stockholders' equity and cash flows for each of the fiscal year then ended, contained an explanatory paragraph stating that there was substantial doubt about our ability to continue as a going concern. Other than as disclosed above, such report did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles.

Our decision to dismiss Messineo is not the result of any disagreement between us and Messineo on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. During our two most recent fiscal years through the date of dismissal of Messineo, there were no disagreements with Messineo on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Messineo, would have caused Messineo to make a reference to the subject matter of the disagreement in connection with its reports. Pursuant to the rules of the SEC applicable to smaller reporting companies, Messineo was not required to provide an attestation as to the effectiveness of our internal control over financial reporting for any period since our inception.

There were no reportable events (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) during our two most recent fiscal years through the date of dismissal of Messineo. Our Board of Directors discussed the subject matter referred to above with Messineo. We authorized Messineo to respond fully and without limitation to all requests of our successor accountant concerning all matters related to the annual and interim periods audited and reviewed by Messineo, including with respect to the subject matter of any reportable event.

We provided Messineo with a copy of the above disclosures and requested that Messineo furnish a letter addressed to the SEC stating whether or not it agrees with the above statements, and, if not, stating the respects in which it does not agree. A copy of the letter dated November 18, 2014, is filed as Exhibit 16.1 to this Annual Report.

(b) Effective on October 31, 2014 and with the approval of our Board of Directors, we have engaged Mayer Hoffman McCann P.C. ("MHM") as our new independent registered public accounting firm. MHM was engaged by Nemus Sub before it became our wholly owned subsidiary to audit its consolidated financial statements for the six-month period ended June 30, 2014, year ended December 31, 2013, and the period from inception (July 17, 2012) to December 31, 2012 and the related statements of operations, changes in stockholders' deficit and cash flows for the periods then ended, which are filed as Exhibit 99.1 on Form 8-K filed on October 31, 2014.

During our two most recent fiscal years and through the date of our engagement of MHM, neither we nor anyone on our behalf consulted with MHM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to our consolidated financial statements, and no written report or oral advice was provided to us by MHM that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K promulgated under the Securities Act and the related instructions) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) relating to our company.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting.

John B. Hollister, our Chief Executive Officer, and Elizabeth M. Berecz, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the consolidated financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

At the effective time of the Merger, our board of directors was reconstituted and John B. Hollister, Cosmas N. Lykos and Gerald W. McLaughlin became the members of our board of directors. Our executive management team was also reconstituted by the appointment of John B. Hollister, Dr. Brian S. Murphy and Elizabeth M. Berecz. The name, age and position of our directors and executive officers following the Merger are as follows:

Name	Age	Position
John B. Hollister	54	Chief Executive Officer and Director
Dr. Brian S. Murphy	57	Chief Medical Officer
Elizabeth M. Berecz	51	Chief Financial Officer, Secretary
Cosmas N. Lykos	47	Co-Founder and Chairman of the Board, Director
Gerald W. McLaughlin	46	Director
Thomas A. George	59	Director

John B. Hollister. Mr. Hollister was appointed as our Chief Executive Officer and a member of our Board of Directors in connection with the consummation of the Merger in October 2014. Mr. Hollister was the Chief Executive Officer and a director of Nemus Sub from June 2014 to October 2014. From 2013 to 2014, Mr. Hollister served as a strategic consultant working with early stage healthcare companies. From 2011 to 2013, Mr. Hollister served as Senior Vice President of Marketing for Tethys Bioscience, a diabetes diagnostic company. From 2006 to 2009, Mr. Hollister served as Chief Executive Officer of EEG Spectrum International, a private device company. From 1999 to 2004, Mr. Hollister served in a series of Commercial positions, including the Global Commercial Leader in Oncology at Amgen where he led multiple teams in developing oncology assets from preclinical to phase IV. Prior to Amgen, Mr. Hollister served as the Director of Marketing at Aviron, a vaccine start-up.  Mr. Hollister started his pharmaceutical career at SmithKline Beecham from 1989 to 1997. Mr. Hollister has his BA in Economics from Stanford University and his MBA from the Drucker Center at the Claremont Graduate University. Mr. Hollister serves as a Board Member and Secretary of the Brain and Behavior Research Foundation.

Dr. Brian S. Murphy. Dr. Murphy was appointed as our Chief Medical Officer in connection with the consummation of the Merger in October 2014. Dr. Murphy was the Chief Medical Officer of Nemus Sub from August 2014 to October 2014. From 2009 to August 2014, Dr. Murphy served as the Chief Medical Officer of Eiger Biopharmaceuticals. From 2003 to 2006, Dr. Murphy was Chief Medical Officer at Epiphany Biosciences. From 2003 to 2006, Dr. Murphy was Chief Medical Officer at Valeant Pharmaceuticals International (VRX) where his responsibilities also included oversight of Global Medical Affairs and Pharmacovigilance. Dr. Murphy also served as Medical Director, then Vice President of Marketing and Commercial Strategy of Hepatology for InterMune, Inc. (ITMN). From 2000 to 2002, Dr. Murphy was Medical Director of North America for Antivirals/Interferons/Transplant at Hoffmann-LaRoche. Prior to joining industry, Dr. Murphy was Assistant Professor of Medicine at New York Medical College and was Director of the Clinical Strategies Program at St. Vincent's Hospital in New York City, the lead hospital of the Catholic Healthcare Network of New York. Dr. Murphy is board-certified in internal medicine and completed his residency in internal medicine at Tufts-New England Medical Center and served as Chief Medical Resident in the Boston University program. Dr. Murphy completed parallel fellowship tracts at Harvard Medical School, one in internal medicine/clinical Epidemiology at the Massachusetts General Hospital and the other in Medical Ethics addressing issues of distributive justice and access to care at Brigham & Women's Hospital. Dr. Murphy earned his MD, MPH (general public health), and MS (pharmacology) degrees from New York Medical College and is a graduate of the Harvard School of Public Health (MPH in Health Policy and Management). He earned his MBA at the Columbia University Graduate School of Business.

Elizabeth M. Berecz. Ms. Berecz was appointed as our Chief Financial Officer in connection with the consummation of the Merger in October 2014. Ms. Berecz was the Chief Financial Officer of Nemus Sub from September 2014 to October 2014. Prior to joining the Company, Ms. Berecz formerly held the position of Chief Financial Officer and Board Member of Bentley Mills, Inc. since December 2012. From October 2011 to December 2012, she was the Chief Financial Officer of PowerBalance Technologies. From December 2009 to June 2011, she held the position of Executive Vice President and Chief Financial Officer of Star Trac. Prior to this, Ms. Berecz held several senior financial management positions with public companies in Silicon Valley.  She began her career with Price Waterhouse and is a California CPA. She received her BA in Economics from Stanford University and a MA in Sports Management from the University of San Francisco.

Cosmas N. Lykos. Mr. Lykos was appointed as our Chairman of the Board and a member of our Board of Directors in connection with the consummation of the Merger in October 2014.  Mr. Lykos co-founded Nemus Sub in 2012 and has served as its Chairman of the Board of Directors since August 2014 as well as a strategic advisor since inception. After graduating with Honors from Duke University School of Law in 1993, Mr. Lykos began his career at Gibson Dunn & Crutcher, LLP, an international full-service law firm, as a corporate associate until 1998.  From 1998 to 2004, Mr. Lykos served as Vice President of Business Affairs, General Counsel, Secretary and Chief Compliance Officer of RemedyTemp, Inc., a NASDAQ publicly-traded temporary staffing firm with over 250 directly-owned and franchised offices nationwide. From 2004 until 2008, Mr. Lykos served as Vice President of Business Development, Chief Legal Officer, Secretary and Chief Compliance Officer of Oakley, Inc., a NYSE publicly-traded sports and technical eyewear, apparel, accessories and retail company. In January of 2008, he became Co-owner and President of the Optical Shop International, or OSI, a designer and distributor of licensed eyewear brands, including Chrome Hearts and Blinde, through two wholly-owned foreign subsidiaries with a direct and distributor sales network in over 60 countries. Primary responsibilities included developing and implementing OSI's vision and strategies and the management of its foreign subsidiaries, sales, legal, human resources, finance and administrative functions.  In January 2011, Mr. Lykos negotiated and consummated the sale of OSI to its primary licensor, Chrome Hearts LLC. From January 2011 through present day, Mr. Lykos has been engaged to provide management and legal advisory services to Chrome Hearts Eyewear LLC and Chrome Hearts LLC. Mr. Lykos has extensive public and private company Board of Directors experience. As Chief Compliance and Legal Officer and Secretary of both Oakley, Inc. and RemedyTemp, Inc., Mr. Lykos attended all Board of Directors' meetings and Board committee meetings. As an angel investor, Mr. Lykos has made minority investments in various private companies and has served on their Board of Directors including Dragon Alliance, LLC, a youth lifestyle action sports brand selling eyewear, goggles and apparel in over 40 countries, and Lookmatic.com, an internet e-commerce eyewear company, selling prescription frames and sunglasses direct to consumers.

Gerald W. McLaughlin. Mr. McLaughlin was appointed as a member of our Board of Directors in connection with the consummation of the Merger in October 2014.  Mr. McLaughlin currently serves as President and Chief Executive Officer of AgeneBio, Inc. a clinical-stage pharmaceutical company developing medicines to restore and preserve patients' cognitive function for a range of debilitating neurodegenerative diseases. From 2007 to 2014, Mr. McLaughlin acted as the lead commercial executive for NuPathe Inc., a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system including Zecuity®, the first and only FDA-approved transdermal system for migraine.  In his most recent position with NuPathe, Mr. McLaughlin served as Senior Vice President and Chief Commercial Officer where he helped provide corporate strategic direction and led the commercial organization until its acquisition in Q1 2014 by Teva Pharmaceuticals Ltd.  From 2001 to 2007, Mr. McLaughlin served in several commercial leadership roles for Endo Pharmaceuticals, a mid-size specialty pharmaceutical company focused the development and commercialization of medicines targeting pain management and diseases of the central nervous system.   His roles included Senior Director of Strategic Marketing where he established a strategic roadmap for the organization and performed commercial assessments for new opportunities encompassing all aspects of pain management including neuropathic pain, post-operative and breakthrough pain. From 1990 to 2001, Mr. McLaughlin worked for Merck & Co. Inc. in a variety of commercial roles including marketing leadership roles where he developed and implemented brand strategies for three product launches both for the US and global markets.  Mr. McLaughlin received his BA in Economics from Dickinson College and his MBA from Villanova University.

Thomas A. George. Thomas A. George has served as a member of our Board of Directors since January 2015.  Mr. George has over thirty years of experience in corporate finance and accounting, having served in a number of senior level positions with both public and private companies. Mr. George currently serves as the Chief Financial Officer of Deckers Brands (NYSE: DECK), which he joined in September 2009.  Prior to Deckers Brands, Mr. George was with Ophthonix, Inc. where he served as Chief Financial Officer since February 2005. Prior to Ophthonix, Inc., Mr. George spent more than seven years as Chief Financial Officer for publicly held Oakley, Inc., now a division of Luxottica Group S.p.A. (NYSE: LUX). Earlier in his career, Mr. George held positions at Loral Corporation, International Totalizator Systems and Remec Corporation. He began his career at Coopers & Lybrand where he became a Certified Public Accountant. Mr. George is a graduate of the University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2014, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Family Relationships

There are no family relationships among our directors or executive officers.

Term of Office of Directors

Our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Directors and Officers Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board of Directors

We currently do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Due to the present size of our Board of Directors, our Board of Directors believes that it is not necessary to have separate standing nominating or compensation committees at this time because the functions of each such committee are adequately performed by our full Board of Directors. However, it is anticipated that our Board of Directors will form separate standing nominating and compensation committees, if and when our Board of Directors determines that the establishment of such committees is advisable as we seek to further develop our business and operations and potentially expand the size of our Board of Directors.

Audit Committee and Financial Expert

On February 23, 2015, our board established an audit committee which operates under a written charter that has been approved by our board. The members of our audit committee are Thomas A. George and Gerald W. McLaughlin. Mr. George serves as chairman of the committee and our board has determined that he is an "audit committee financial expert" as defined by applicable SEC rules.

Our Audit Committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) approving fees for the independent auditor and any outside advisors engaged by the audit committee. The Audit Committee Charter is filed as Exhibit 99.1 to our Report on Form 8-K filed on February 27, 2015.

Nominations to the Board of Directors

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

Stockholder Communications

We do not have a formal policy regarding stockholder communications with our Board of Directors. A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this filing.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2014 and 2013 of our principal executive officer and our two most highly compensated executive officers other than our principal executive officer who was serving as an executive officer as of December 31, 2014.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

John B. Hollister, CEO	2014	76,154	0	0	685,200	0	0	0	761,354

Elizabeth M. Berecz, CFO	2014	51,923	0	0	438,500	0	0	0	490,423

Dr. Brian S. Murphy, CMO	2014	63,462	0	0	616,950	0	0	0	680,412

(1) Amounts reflect the full grant date fair value of stock options granted in 2014 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock options granted to our executives in Note 1 and 4 to our consolidated financial statements included elsewhere in this Form 10-K.

Employment Agreements

In 2014, we did not have employment agreements or severance or change in control arrangements with any of our executive officers.

In February 2015, we adopted a change in control severance plan, in which our named executive officers participate, that provides for the payment of severance benefits if the executive's service is terminated within twelve months following a change in control, either due to a termination without cause or upon a resignation for good reason (as each term is defined in the plan).

In either such event, and provided the executive timely executes and does not revoke a general release of claims against the Company, he or she will be entitled to receive: (i) a lump sum cash payment equal to at least six months' of the executive's monthly compensation, plus an additional month for each full year of service over six years, (ii) Company-paid premiums for continued health insurance for a period equal to length of the cash severance period or, if earlier, when executive becomes covered under a subsequent employer's healthcare plan, and (iii) full vesting of all then-outstanding unvested stock options and restricted stock awards.

Outstanding Equity Awards at Fiscal Year-end. As of December 31, 2014, the named executive officers held the following outstanding stock options:

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Un-exercisable	Option Exercise Price	Option Expiration Date

John B. Hollister, CEO	10/31/2014	0	480,000	$0.42	10/31/2024
	11/21/2014	0	200,000	$0.42	11/21/2024
Dr. Brian S. Murphy, CMO	10/31/2014	0	480,000	$0.42	10/31/2024
	11/21/2014	0	175,000	$0.42	11/21/2024
Elizabeth M. Berecz, CFO	10/31/2014	0	100,000	$0.42	10/31/2024
	11/21/2014	0	150,000	$0.42	11/21/2024

All of the options specified above vest as follows: 20% of total vests on each anniversary of the grant date over five years. The options granted expire 10 years after the date of grant.

There were no exercises of stock options by our named executive officers during the year ended December 31, 2014.

Director Compensation. Our directors received the following compensation for their service as directors of the Company during the fiscal year ended December 31, 2014.

In June 2014 our subsidiary entered into an independent contractor agreement with K2C, Inc. ("K2C"), an entity that is wholly-owned by Mr. Lykos, pursuant to which we pay K2C a monthly fee for services performed by Mr. Lykos for our company. The initial term of this agreement will expire on June 1, 2015, subject to automatic one-year extensions. The monthly fee under the agreement originally was $5,000; effective October 1, 2014, the monthly fee was increased to $10,000. Under the agreement, Mr. Lykos is also eligible to participate in our health, death and disability insurance plans.  In addition, beginning in 2015 Mr. Lykos is a participant in our change in control severance plan.

DIRECTOR COMPENSATION(1)
Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Cosmas N. Lykos, director	0	0	341,250	0	0	20,000(3)	361,250
Gerald W. McLaughlin, director	20,000	0	5,800	0	0	0	25,800

(1) Does not include compensation received for services provided as executive officers.
(2) Amounts reflect the full grant date fair value of stock options granted in 2014 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock options granted to our executives in Notes 1 and 4 to our consolidated financial statements included elsewhere in this Form 10-K. As of December 31, 2014 Messrs. Hollister, Lykos and McLaughlin held stock options covering 680,000, 125,000 and 20,000 shares of common stock, respectively.
(3) Amount represents consulting fees paid in 2014 to K2C, Inc., which is wholly owned by Mr. Lykos, in respect of services performed by Mr. Lykos.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•	Each executive officer;
•	Each director; and
•	All of the executive officers and directors as a group.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person's actual voting power at any particular date.

The information set forth in the table below is based on 16,265,663 shares of our common stock issued and outstanding on March 23, 2015.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed below is 650 Town Center Drive, Suite 1770, Costa Mesa, California 92626.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Entities affiliated with Lennox Capital Partners, LP 2101 Cedar Springs Road, Suite 1525 Dallas, TX 75201	2,594,679 shares (1)	15.95%

Reg Lapham 375 Redondo Ave., #137 Long Beach, CA 90814	5,017,200 shares (2)	28.87%

John B. Hollister	-	-

Dr. Brian S. Murphy	-	-

Elizabeth M. Berecz	-	-

Gerald W. McLaughlin	-	-

Thomas A. George	-	-

Cosmas N. Lykos	4,484,400 shares (3)	25.81%

All executive officers and directors as a group	4,484,400 shares (3)	25.81%

(1)	Based on a Schedule 13G filed with the SEC on December 17, 2014, consists of (i) 1,500,000 shares of common stock held by Lennox Capital Partners, LP, or the Partnership, (ii) 299,589 shares of common stock held by Southern Investments I, LLC, (iii) 465,862 shares of common stock held by TC Global Management LLC and (iv) 329,228 shares of common stock held by BRL TX-Family LP. RDS Holdings, Inc. is the general partner of the Partnership and Richard D. Squires is the President of RDS Holdings. Delos Investment Management LLC is the Partnership's investment manager and Brian D. Ladin is the managing member of Delos Investment Management and manager of Southern Investments, TC Global and BRL, LLC which is the general partner of BRL TX-Family.
(2)	Includes 1,110,000 shares of common stock underlying warrants granted to Reg Lapham, all of which may be exercised within 60 days of March 23, 2015.
(3)	Includes 1,110,000 shares of common stock underlying warrants granted to Cosmas N. Lykos, all of which may be exercised within 60 days of March 23, 2015.
(4)	Includes 1,110,000 shares of common stock underlying warrants granted to Cosmas N. Lykos, all of which may be exercised within 60 days of March 23, 2015.

Changes in Control.   Our   management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as specified below, there have been no other transactions with related persons since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Nemus Sub was a party to an independent contractor agreement with an entity owned by Reg Lapham, our former officer and director, which provides services to Nemus Sub.  The total compensation paid to that entity for the year ended December 31, 2014 was $348,000, for the year ended December 31, 2013 was $120,000, and the period from inception (July 17, 2012) to December 31, 2012 was $60,000. This independent contractor's agreement was terminated as of November 7, 2014.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Board of Directors. In connection with the approval of the transactions described above, our Board of Directors, took into account several factors, including their fiduciary duties to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Board of Directors will continue to approve any related party transaction based on the criteria set forth above.

Conflicts Related to Other Business Activities

The persons serving as our officers and directors have existing responsibilities and, in the future, may have additional responsibilities, to provide management and services to other entities in addition to us. As a result, conflicts of interest between us and the other activities of those persons may occur from time to time.

We will attempt to resolve any such conflicts of interest in our favor. Our officers and directors are accountable to us and our shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling our affairs. A shareholder may be able to institute legal action on our behalf or on behalf of that shareholder and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to us.

Director Independence.  We believe that Gerald W. McLaughlin and Thomas A. George are independent members of our Board of Directors as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Code of Ethics

On October 31, 2014, we adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is available on our website at www.nemusbioscience.com.

Insider Trading Policy

On October 31, 2014, our Board of Directors adopted an Insider Trading Policy applicable to all directors and officers. Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security. Insider trading violations may also include 'tipping' such information, securities trading by the person 'tipped,' and securities trading by those who misappropriate such information. The scope of insider trading violations can be wide reaching. As such, our Board of Directors has adopted an Insider Trading Policy that outlines the definitions of insider trading, the penalties and sanctions determined, and what constitutes material, non-public information. Illegal insider trading is against our policy as such trading can cause significant harm to the reputation for integrity and ethical conduct of our company. Individuals who fail to comply with the requirements of the policy are subject to disciplinary action, at our sole discretion, including dismissal for cause. All members of our Board of Directors and all executive officers are required to ratify the terms of this policy on an annual basis. Our Insider Trading Policy is available on our website at www.nemusbioscience.com.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and quarterly review of the consolidated financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $108,500 and $18,000, respectively.

Audit-Related Fees. The aggregate fees billed in the fiscal year ended December 31, 2014 and 2013 for services  reasonably related to the performance of the audit or review of the consolidated financial statements outside of those fees disclosed above under "Audit Fees" were $3,400 and $0, respectively.

Tax Fees. For each of the fiscal years ended December 31, 2014 and 2013, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $3,150 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements. The following consolidated financial statements of Nemus Bioscience, Inc., together with the report thereon of Mayer Hoffman McCann P.C., an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Nemus Bioscience, Inc. and Subsidiary ("the Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and stockholders' deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nemus Bioscience, Inc. and Subsidiary as of December 31, 2014 and 2013, and results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Orange County, California
March 27, 2015

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2014	2013
Current assets
Cash and cash equivalents	$207,330	$-
Prepaid expenses	64,489	-
Other current assets	36,580	-
Total current assets	308,399	-

Property and equipment, net	21,354	-

Other assets
Deposits and other assets	18,594	-
Total other assets	18,594	-

Total assets	$348,347	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

	December 31,	December 31,
	2014	2013
Current liabilities
Accounts payable	$409,497	$2,153
Accrued payroll and related expenses	45,566	-
Accrued license and patent reimbursement fees	119,428	-
Accrued expenses	225,799	180,000
Income taxes payable	800	-
Total current liabilities	801,090	182,153

Noncurrent liabilities
Long-term liabilities	805	-
Total liabilities	801,895	182,153

Commitments and contingencies
(Note 3)

Stockholders' deficit
Common stock, $0.001 par value; 236 million shares
authorized; 16,000,000 issued and outstanding as
of December 31, 2014 and 7,770,000 issued and
outstanding as of December 31, 2013	16,000	1,000
Additional paid-in-capital	2,257,771	-
Warrants	190,000	-
Accumulated deficit	(2,917,319)	(183,153)

Total stockholders' deficit	(453,548)	(182,153)

Total liabilities and stockholders' deficit	$348,347	$-

See accompanying notes to the audited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

Operating expenses
Research and development	$227,500	$-
General and administrative	2,504,161	120,403

Total operating expenses	2,731,661	120,403

Operating loss	(2,731,661)	(120,403)

Provision for income taxes	2,505	-

Net loss	$(2,734,166)	$(120,403)

Basic and diluted loss
per common share	$(0.27)	$(0.02)

Shares used in computing basic
and diluted loss per share	10,291,836	7,770,000

See accompanying notes to the audited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock
			Additional		Accumulated
	Shares	Amounts	Paid-In-Capital	Warrants	Deficit	Total

Balance, December 31, 2012	7,770,000	$1,000	$-	$-	$(62,750)	$(61,750)

Net loss for the year
ended December 31, 2013	-	-	-	-	(120,403)	(120,403)

Balance, December 31, 2013	7,770,000	1,000	-	-	(183,153)	(182,153)

Issuance of common stock and
warrants to investors, net of share
issuance costs of $10,020, pre-merger	4,000,000	1,799,980	-	190,000	-	1,989,980

Issuance of common stock to investors
in prior entity	1,110,000	466,200	-	-	-	466,200

Reverse merger common stock
issuance with par value	3,120,000	(2,251,180)	2,251,180	-	-	-

Share issuance costs, post merger		-	(4,180)	-		(4,180)

Stock based compensation expense	-	-	10,771	-	-	10,771

Net loss for the year
ended December 31, 2014	-	-	-	-	(2,734,166)	(2,734,166)

Balance, December 31, 2014	16,000,000	$16,000	$2,257,771	$190,000	$(2,917,319)	$(453,548)

See accompanying notes to the audited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year	For The Year
	Ended	Ended
	December 31,	December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(2,734,166)	$(120,403)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,908	-
Stock issued to investors in a prior entity	466,200	-
Employee stock compensation expense for options	10,771	-
Changes in assets and liabilities:
Prepaid expenses	(64,489)	-
Other current assets	(36,580)	-
Deposits and other assets	(18,594)	-
Accounts payable	407,344	-
Accrued payroll and related expenses	45,566	-
Accrued license and patent reimbursement fees	119,428	-
Accrued expenses and other liabilities	47,404	120,403

Net cash used in operating activities	(1,755,208)	-

Cash flows from investing activities:
Purchases of property and equipment	(23,262)	-

Net cash used in investing activities	(23,262)	-

Cash flows from financing activities:
Proceeds from common stock and warrant
issuance, net of offering costs of $14,200	1,985,800	-

Net cash provided by financing activities	1,985,800	-

Net increase in cash and cash equivalents	207,330	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$207,330	$-

Supplemental disclosures of cash-flow information:

Cash paid during the period for:
Interest	$-	$403

Income taxes	$1,705	$-

See accompanying notes to the audited consolidated financial statements.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Business Activities and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Nemus Bioscience, Inc. is a biopharmaceutical company that plans to develop and commercialize therapeutics from cannabinoids through a partnership with the University of Mississippi. The University of Mississippi ("UM") is federally permitted and licensed to cultivate cannabis for research and commercial purposes. Unless otherwise specified, references in these Notes to the Audited Consolidated Financial Statements to the "Company," "we" or "our" refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. ("LGL"), together with its wholly-owned subsidiary, Nemus, a California corporation ("Nemus"). Nemus became the wholly owned subsidiary of Nemus Bioscience, Inc. through the Merger (as defined below).

Nemus Bioscience, Inc. (formerly LGL) was incorporated in Nevada on March 16, 2011. Nemus was incorporated in California on July 17, 2012. Our headquarters are located in Costa Mesa, California.

As of December 31, 2014, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

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

The Merger is being accounted for as a reverse-merger and recapitalization. Nemus is the acquirer for financial reporting purposes and LGL is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical consolidated financial statements prior to the Merger will be those of Nemus and will be recorded at the historical cost basis of Nemus, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of LGL and Nemus, the historical operations of Nemus and the operations of the Nemus from and after the closing date of the Merger.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2014, we had cash and cash equivalents of $207,330. In January 2015, we raised an additional $724,989 (see note 6) to be utilized to fund operations. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. We do not have financial assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.

Property and Equipment, Net

As of December 31, 2014, property and equipment, net, was $21,354, consisting primarily of computers and equipment. The Company had $0 of property and equipment as of December 31, 2013. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line methods based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Revenue Recognition
The Company has not begun planned principal operations and has not generated any revenue since inception.
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
Stock-Based Compensation Expenses
Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. We use the Black-Scholes option pricing model for estimating the grant date fair value of stock options and warrants using the following assumptions:
•	Exercise price - We determined the exercise price based on valuations using the best information available to management at the time of the valuations.
•	Volatility – We estimate the stock price volatility based on industry peers who are also in the early development stage given the limited market data available in the public arena.
•	Expected term - The expected term is based on a simplified method which defines the life as the average of the contractual term of the options and warrants and the weighted-average vesting period for all open awards.
•	Risk-free rate - The risk-free interest rate for the expected term of the option or warrant is based on the average market rate on U.S. treasury securities in effect during the quarter in which the awards were granted.
•	Dividends – The dividend yield assumption is based on our history and expectation of paying no dividends.

For the years ended December 31, 2014 and 2013, stock-based compensation expense was $10,771 and $0, respectively.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, net of their related tax effect, arrived at a comprehensive loss. For the years ended December 31, 2014 and 2013, the comprehensive loss was equal to the net loss.

Earnings per share

The Company applies FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings or loss per share would include the dilutive effect of awards granted to employees under stock-based compensation plans, if any. There were no dilutive awards outstanding at December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-10 "Development Stage Entities" (Topic 915). The objective of the ASU is to improve financial reporting by reducing the cost and complexity of associated with the incremental reporting requirements for development stage entities. The ASU removes all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the inception-to-date information and certain other disclosures. The ASU also eliminates an exception provided to development stage entities in Topic 810 "Consolidation" for determining whether an entity is a variable interest entity on the basis of amount of investment equity at risk. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. Accordingly, the Company has elected to adopt these changes effective July 17, 2012.

In June 2014, the FASB issued ASU No. 2014-12 "Compensation – Stock Compensation" (Topic 718). The ASU provides guidance for accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The amendment requires a performance target that affects vesting and that could be achieved after requisite service period be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that such performance condition would be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. Those amendments are effective for annual reporting periods beginning after December 15, 2015, and interim periods therein. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2014, the FASB issued ASU No. 2014-15 "Presentation of Financial Statements – Going Concern (Subtopic 205-40)." The ASU provides guidance on determining when and how to disclose going-concern uncertainties in the consolidated financial statements. The standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the consolidated financial statements are issued. An entity must provide certain disclosures if "conditions or events raise substantial doubt about the entity's ability to continue as a going concern." The ASU applies to all entities and is effective for annual periods ending after December 15, 2016.  Management is currently evaluating the potential impact that adoption may have on its consolidated financial statements and footnote disclosures.

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

On July 1, 2014, the Company entered into three additional Option Agreements, pursuant to which UM granted Nemus three-month exclusive options for conducting due diligence on the following three cannabinoid extracts [to exclusively license them] for the purposes of obtaining FDA approval and commercializing the extracts:

1)	UM 1490 – transmucosal delivery of cannabinoids
2)	UM 5070 – treatment for methicillin-resistant Staphylococ infections
3)	UM 8790 – ocular delivery of cannabinoids

On August 12, 2014, Nemus provided the requisite written notice to UM and exercised its option to exclusively license UM's rights to UM 1490, UM 5070 and UM 8790.

On September 29, 2014, the Company executed three license agreements for UM 1490, UM 5070 and UM 8790, respectively, which contain certain milestone and royalty payments, as defined therein. There is a one-time upfront payment of $65,000 per license agreement, payable in four equal monthly installments starting on October 1, 2014. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license and these costs amounted to $16,780 for the year ended December 31, 2014. In the case of UM 8790 the Company is also required to reimburse sunk patent expenses of $70,678 by February 15, 2015; this amount was reflected in accrued license and patent reimbursement fees as of December 31, 2014. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There is a one-time up-front option payment of $10,000 paid on November 15, 2014 and the option period is for six months expiring on March 31, 2015. At the end of the option period, the Company has the right to renew for an additional six months under the same financial terms and conditions.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

3. Commitments and Contingencies

Lease Commitments

The Company leased temporary headquarters facilities under a month-to-month operating lease agreement. This lease was terminated effective December 31, 2014. Monthly rent expense under this lease was $2,060, commencing June 23, 2014.

On September 1, 2014, the Company signed an operating lease for laboratory and office space at the Innovation Hub, Insight Park located on the University of Mississippi campus. The lease term commences on October 1, 2014 and expires on December 31, 2017. There are annual escalating rent provisions and two months of free rent in the agreement. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent will be charged to expense each month during the lease period. The monthly amount to be charged to rent expense is $9,000.

In October of 2014, we signed a lease agreement for our corporate office headquarters that consists of approximately 4,087 square feet located at 650 Town Center Drive, Suite 1770, Costa Mesa, CA 92626.   The lease expires on October 31, 2016 and our monthly rent is $5,373, payable in equal monthly installments with annual escalations.

Total net rent expense related to our operating leases for the years ended December 31, 2014 and 2013 was $60,736 and $0, respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of December 31, 2014 are as follows:

Years ending December 31,
2015	$173,200
2016	165,700
2017	85,900
2018	-
2019	-
Thereafter	-
Total	$424,800

Independent Contractor Agreements

The Company has entered into independent contractor agreements with individuals that are operating in the capacity of our management team, or that are serving in an advisory role. These agreements were effective at various dates commencing July 17, 2012, and can be terminated upon 30 - 90 days' notice. Independent contractor expense for the year ended December 31, 2014 was $465,500 and for the year ended December 31, 2013 was $120,000. One of these contractors accounted for 13% of our total expenditures for the year ended December 31, 2014 and for 100% of our total expenditures for the year ended December 31, 2013. This independent contractor's agreement was terminated as of November 7, 2014. All other independent contractors holding management team positions converted to full-time employees prior to December 31, 2014.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of December 31, 2014, the Company had no current proceedings or inquiries.

4. Equity

Common Stock

On July 17, 2012, the Company issued 7,770,000 shares of common stock with no par value and warrants (see first paragraph under warrants below) to its founders and one board member in exchange for the services provided to establish Nemus, valued at approximately $1,000.

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

In October of 2014, the Company issued 1,110,000 shares of common stock with no par value to eighteen individual investors that had participated in a prior entity founded by Nemus' then current president. Such entity has been insolvent and not operating since the inception date of Nemus. The issuance of these shares was in exchange for the signing of a release of claims against the Company, its President, and the former entity. The Company recorded a general and administrative expense of $466,200 in the fourth quarter of 2014 to reflect the fair market value of the common stock issued in exchange for the release of claims. The fair market value of the common stock issued was determined via an independent third-party valuation conducted as of October 31, 2014.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share; there were no shares issued or outstanding as of December 31, 2014 and 2013.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August of 2014 as part of the June 2014 Stock Purchase Agreement, the Company issued warrants to purchase up to 550,000 shares of common stock with an exercise price of $1.00 per share that expire in August 2020. The Company valued these warrants at $104,500. This amount was recorded as warrants and was reclassified from the total consideration received for both the common stock and warrants purchased.

The Company's board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:

•	Contemporaneous valuation prepared by an independent third-party valuation specialist effective as of June 30, 2014 and October 31, 2014,
•	Its results of operations, financial position and the status of research and development efforts and achievement of enterprise milestones,
•	The composition of, and changes to, the Company's management team and board of directors,
•	The lack of liquidity of its common stock as a private company,
•	The Company's stage of development, business strategy and the material risks related to its business and industry,
•	The valuation of publicly-traded companies in the biotechnology sectors,
•	External market conditions affecting the biotechnology industry sectors,
•	The likelihood of achieving a liquidity event for the holders of its common stock, such as an initial public offering, or IPO, or a sale of the Company, given prevailing market conditions, and
•	The state of the IPO market for similarly situated privately held biotechnology companies.

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

Stock Option Plans: 2014 Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (the "2014 Plan") was adopted to provide a means by which officers, non-employee directors, and employees of and consultants to the Company and its affiliates could be given an opportunity to acquire an equity interest in the Company. All officers, non-employee directors, and employees of and consultants to the Company are eligible to participate in the 2014 Plan.

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of December 31, 2014, options (net of canceled or expired options) covering an aggregate of 1,730,000 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,730,000 options outstanding and 1,470,000 shares available for future grants under the 2014 Plan.

Options granted under the 2014 Plan expire no later than 10 years from the date of grant. Options granted under the 2014 Plan may be either incentive or non-qualified stock options. For incentive and non-qualified stock option grants, the option price shall be at least 100% of the fair value on the date of grants, as determined by the Company's Board of Directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,730,000 shares during the year ended December 31, 2014, under the 2014 Plan.

The following is a summary of activity under the 2014 Plan as of December 31, 2014:

		Options Outstanding

	Shares Available			Weighted Average
	for Grant of	Number of		Exercise
	Options	Shares	Price per Share	Price
Balance at December 31, 2013	0	0	NA	NA
Approval of authorized shares	3,200,000
Options granted	(1,730,000)	1,730,000	$0.42	$0.42
Options exercised	0	0
Options cancelled	0	0
Balance at December 31, 2014	1,470,000	1,730,000	$0.42	$0.42

The weighted average remaining contractual life in years of the options outstanding as of December 31, 2014 was 9.86 years.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at December 31, 2014 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of December 31, 2014, the aggregate intrinsic value of options outstanding was $12,680,900. As of December 31, 2014, no options to purchase shares of common stock were exercisable.

Stock Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the year ended December 31, 2014, the Company recognized stock-based compensation expense of $10,772 which was recorded as a general and administrative expense in the consolidated statement of operations.

The total amount of unrecognized compensation cost related to non-vested stock options was $2,076,928 as of December 31, 2014. This amount will be recognized over a weighted average period of 4.86 years.

Valuation Assumptions

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's common stock for similar terms. The expected term was estimated using the simplified method as permitted under SAB No. 110, since the Company has no recent exercise or forfeiture history that is representative of options granted during the year. The expected term represents the estimated period of time that stock options are expected to be outstanding, which is less than the contractual term which is generally ten years. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. The weighted average assumptions for employee options are as follows:

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31
	2014	2013
Dividend yield	0.00%	NA
Volatility factor	75.00%	NA
Risk-free interest rate	1.93%	NA
Expected term (years)	6.5	NA
Weighted-average fair value of options granted during the periods	$1.21	NA

5. Income Taxes

At December 31, 2014, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $2,434,000 which, if not used, expire in 2034. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred income tax assets are as follows:

	As of December 31,
	2014	2013
Current deferred tax assets/(liabilities):
Capitalized research and development costs	$25,265	$-
Other	10,314	-
Net operating loss	989,544	-
Gross deferred tax assets	1,025,123	-
Valuation allowance	(1,025,123)	-
Total deferred tax assets	$-	$-

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to continue as a going concern and utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2014. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of December 31, 2014 due to limited nature of its operations.

6. Subsequent Events

Common Stock Issuance

In January of 2015, the Company sold 241,663 shares of common stock with par value of $.001 for a purchase price of $724,989 to a group of private investors.

UM agreements

In March of 2015, the Company entered into a research agreement with UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.  The fee payable to UM under the agreement is $67,000 and is payable in four equal installments based on the achievement of certain milestones in the project. The agreement also grants an exclusive option to license the technology from the University within one hundred and eighty days from the commencement of the agreement. Either party may terminate the agreement with thirty (30) days written notice.

Change in Control Severance Plan

In February 2015, we adopted a change in control severance plan, in which our named executive officers participate, that provides for the payment of severance benefits if the executive's service is terminated within twelve months following a change in control, either due to a termination without cause or upon a resignation for good reason (as each term is defined in the plan).

In either such event, and provided the executive timely executes and does not revoke a general release of claims against the Company, he or she will be entitled to receive: (i) a lump sum cash payment equal to at least six months' of the executive's monthly compensation, plus an additional month for each full year of service over six years, (ii) Company-paid premiums for continued health insurance for a period equal to length of the cash severance period or, if earlier, when executive becomes covered under a subsequent employer's healthcare plan, and (iii) full vesting of all then-outstanding unvested stock options and restricted stock awards.

(b)	Exhibits required by Item 601.

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant (2)
3.2	Amendment to the Articles of Incorporation of the Registrant (2)
3.3	Bylaws of Registrant (2)
3.4	Certificate of Change of Registrant(3)
3.5	Articles of Merger of Registrant and Nemus Bioscience, Inc.(4)
4.1	Form of Warrants issued by Nemus to certain security holders to purchase an aggregate of 3,000,000 shares of commons stock(4)
4.2	Form of Warrants issued by Nemus to certain security holders to purchase an aggregate of 1,000,000 shares of commons stock(4)
10.1	Nemus Bioscience Inc. 2014 Omnibus Incentive Plan(4)
10.2	Form of Stock Option Agreement under 2014 Omnibus Incentive Plan(4)
10.3	Memorandum of Understanding, dated July 31, 2013, between Nemus and University of Mississippi, National Center for Natural Products Research(4)
10.4	Option Agreement dated May 15, 2014, between Nemus and University of Mississippi, National Center for Natural Products Research(4)
10.5	Amendment dated June 26, 2014, to the Option Agreement dated May 15, 2014, between Nemus and University of Mississippi, National Center for Natural Products Research(4)
10.6	Option Agreement dated July 1, 2014, between Nemus and University of Mississippi, National Center for Natural Products Research(4)
10.7	Option Agreement dated July 1, 2014, between Nemus and University of Mississippi, National Center for Natural Products Research(4)
10.8	Option Agreement dated July 1, 2014, between Nemus and University of Mississippi, National Center for Natural Products Research(4)
10.9	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(4)
10.10	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(4)
10.11	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(4)
10.12	Lease Agreement dated September 1, 2014 between University of Mississippi Research Foundation, Inc. and Nemus(4)
10.13	Center Tower Lease dated October 13, 2014, by and between Nemus and Center Tower Associates LLC. (4)
10.14	Amendment dated August 15, 2014, to the Option Agreement dated July 1, 2014, between Nemus and University of Mississippi, National Center for Natural Products Research(4)
10.15	Option Agreement dated October 15, 2014, between Nemus and University of Mississippi, National Center for Natural Products Research(4)
10.16	Second Amendment dated October 15, 2014, to the Option Agreement dated July 1, 2014, between Nemus and University of Mississippi, National Center for Natural Products Research(4)
10.17	Common Stock Purchase Agreement, dated January 7, 2015, by and between Nemus Bioscience, Inc. and certain investors(5)
10.18	Registration Rights Agreement, dated January 7, 2015, by and between Nemus Bioscience, Inc. and certain investors(5)
10.19	Form of Indemnification Agreement (6)
10.20	Nemus Bioscience, Inc. Officer Change in Control Severance Plan(7)
16.1	Letter on Change in Certifying Accountant(4)
21.1	Subsidiaries of the Registrant(4)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	Instance Document†
101.sch	XBRL Taxonomy Schema Document†
101.cal	XBRL Taxonomy Calculation Linkbase Document†
101.def	XBRL Taxonomy Definition Linkbase Document†
101.lab	XBRL Taxonomy Label Linkbase Document†
101.pre	XBRL Taxonomy Presentation Linkbase Document†

(1)	Included as exhibit to our Current Report on Form 8-K filed on October 17, 2014.
(2)	Included as exhibit to our Registration Statement on Form S-1 filed on January 30, 2013
(3)	Included as exhibit to our Current Report on Form 8-K filed on October 30, 2014.
(4)	Included as exhibit to our Current Report on Form 8-K filed on November 3, 2014.
(5)	Included as exhibit to our Current Report on Form 8-K filed on January 9, 2015.
(6)	Included as exhibit to our Current Report on Form 8-K filed on January 12, 2015.
(7)	Included as exhibit to our Current Report on Form 8-K filed on February 27, 2015.

*     Filed Herewith
†    In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc. a Nevada corporation

March 27, 2015	By:	/s/ John B. Hollister
	Its:	John B. Hollister
Chief Executive Officer, Director
(Principal Executive Officer)

March 27, 2015	By:	/s/ Elizabeth M. Berecz
	Its:	Elizabeth M. Berecz
Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John B. Hollister	March 27, 2015
John B. Hollister
Its:	Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Cosmas N. Lykos	March 27, 2015
Cosmas N. Lykos
Its:	Chairman of the Board, Director

By:	/s/ Gerald W. McLaughlin	March 27, 2015
Gerald W. McLaughlin
Its	Director

By:	/s/ Thomas A. George	March 27, 2015
Thomas A. George
Its:	Director