Form 10-Q
period 2015-03-31
Nemus Bioscience, Inc.
filed 2015-05-13
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of May 12, 2015, there were 16,265,663 shares of the issuer's $.001 par value common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:	4

Consolidated Balance Sheets as of March 31, 2015 (Unaudited) and December 31, 2014 (Audited)
Unaudited Consolidated Statement of Operations for the Three Months Ended March 31, 2015 and 2014
Unaudited Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2015 and 2014
Notes to Unaudited Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	(unaudited)
	March 31,	December 31,
	2015	2014
Current assets
Cash and cash equivalents	$176,705	$207,330
Prepaid expenses	222,279	64,489
Other current assets	32,110	36,580
Total current assets	431,094	308,399

Property and equipment, net	19,041	21,354

Other assets
Deposits and other assets	18,594	18,594
Total other assets	18,594	18,594

Total assets	$468,729	$348,347

LIABILITIES AND STOCKHOLDERS' DEFICIT
	(unaudited)
	March 31,	December 31,
	2015	2014
Current liabilities
Accounts payable	$388,105	$409,497
Accrued payroll and related expenses	108,910	45,566
Accrued license and patent reimbursement fees	-	119,428
Accrued expenses	158,059	125,799
Stock subscription liability	150,000	100,000
Income taxes payable	400	800
Total current liabilities	805,474	801,090

Noncurrent liabilities
Long-term liabilities	1,611	805
Total liabilities	807,085	801,895

Commitments and contingencies
(Note 3)

Stockholders' deficit
Common stock, $0.001 par value; 236 million shares
authorized; 16,265,663 issued and outstanding as
of March 31, 2015 and 16,000,000 issued and
outstanding as of December 31, 2014	16,266	16,000
Additional paid-in-capital	3,282,922	2,257,771
Warrants	190,000	190,000
Accumulated deficit	(3,827,544)	(2,917,319)

Total stockholders' deficit	(338,356)	(453,548)

Total liabilities and stockholders' deficit	$468,729	$348,347

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014

Operating expenses
Research and development	$37,200	$-
General and administrative	872,625	30,101

Total operating expenses	909,825	30,101

Operating loss	(909,825)	(30,101)

Provision for income taxes	400	-

Net loss	$(910,225)	$(30,101)

Basic and diluted loss per common share	$(0.06)	$(0.00)

Shares used in computing basic and diluted loss per share	16,233,641	7,770,000

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(910,225)	$(30,101)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,313	-
Stock-based compensation for employees	136,348	-
Amortization of warrants and stock issued for services (1)	50,202	-
Changes in assets and liabilities:
Prepaid expenses	(39,992)	-
Other current assets	4,470	-
Deposits and other assets	-	-
Accounts payable	(21,392)	-
Accrued payroll and related expenses	63,344	-
Accrued license and patent reimbursement fees	(119,428)	-
Stock subscription liability	50,000	-
Accrued expenses and other liabilities	32,666	30,101

Net cash used in operating activities	(751,694)	-

Cash flows from investing activities:
Purchases of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from common stock issuance,
net of offering costs of $3,920	721,069	-

Net cash provided by financing activities	721,069	-

Net decrease in cash and cash equivalents	(30,625)	-

Cash and cash equivalents, beginning of period	207,330	-

Cash and cash equivalents, end of period	$176,705	$-

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$800	$-

Supplemental disclosures of non-cash financing and investing activities:

(1)
During the three months ended March 31, 2015, the Company was obligated to issue 90,000 warrants to purchase shares of our common stock for consulting services. The warrants were valued at $63,225. The Company also issued shares of common stock for consulting services valued at $168,000. Such amounts were recorded as a Prepaid Expense and are being amortized over the service period.

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three-months ended March 31, 2015 and 2014 is unaudited)

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
As of March 31, 2015, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.
Business Activities
On October 31, 2014, pursuant to an Agreement and Plan of Merger, dated October 17, 2014 (the "Merger Agreement"), LGL,  Nemus Acquisition Corp. ("Acquisition Sub"), Nemus Bioscience, Inc. ("Name Change Merger Sub"), and Nemus, Acquisition Sub merged with and into Nemus and Nemus survived as a wholly-owned subsidiary of LGL (the "Merger"). Immediately after the Merger, LGL changed its name to "Nemus Bioscience, Inc." by merging with Name Change Merger Sub.  Pursuant to the Merger Agreement, each share of Nemus was exchanged for 12,880,000 shares of LGL.  Upon consummation of the Merger, we had 16,000,000 shares of common stock, no shares of preferred stock, and warrants to purchase 4,000,000 shares of common stock issued and outstanding.
The Merger was accounted for as a reverse-merger and recapitalization. Nemus is the acquirer for financial reporting purposes and LGL is the acquired company. Consequently, the assets and liabilities and the operations that will be reflected in the historical consolidated financial statements prior to the Merger will be those of Nemus and will be recorded at the historical cost basis of Nemus, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of LGL and Nemus, the historical operations of Nemus and the operations of the Nemus from and after the closing date of the Merger.
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since our inception. As of March 31, 2015, we had cash and cash equivalents of $176,705. In April 2015, we raised an additional $625,000 (see note 6) to be utilized to fund operations. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations through December 2015. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three-months ended March 31, 2015 and 2014 is unaudited)

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
Property and Equipment, Net
As of March 31, 2015, property and equipment, net, was $19,041, consisting primarily of computers and equipment. The Company had $21,354 of property and equipment, net, as of December 31, 2014. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three-months ended March 31, 2015 and 2014 is unaudited)

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
(Information as of and for the three-months ended March 31, 2015 and 2014 is unaudited)

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
Stock-Based Compensation for Non-Employees
The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity – Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards are periodically re-measured over the vesting terms and at each quarter end.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, net of their related tax effect, arrived at a comprehensive loss. For the three months ended March 31, 2015 and 2014, the comprehensive loss was equal to the net loss.
Earnings per share
The Company applies FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings or loss per share would include the dilutive effect of awards granted to employees under stock-based compensation plans, if any. There were no dilutive awards outstanding at March 31, 2015.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three-months ended March 31, 2015 and 2014 is unaudited)

2. University of Mississippi ("UM") Agreements
In July 2013, the Company entered into a Memorandum of Understanding ("MOU") with UM to engage in joint research of extracting, manipulating, and studying cannabis in certain forms to develop intellectual property ("IP") with the intention to create and commercialize therapeutic medicines. Nemus will own all IP developed solely by its employees and will jointly own all IP developed jointly between Nemus and UM employees. The term of the MOU agreement is five years and the parties agree to negotiate separate research agreements upon the identification of patentable technologies as well as any deemed to be a trade secret. The agreement can be terminated by either party upon providing a three- month written notice.
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
2)	UM 5070 – treatment for methicillin-resistant Staphylococcus aureus ("MRSA") infections
3)	UM 8790 – ocular delivery of cannabinoids
On August 12, 2014, Nemus provided the requisite written notice to UM and exercised its option to exclusively license UM's rights to UM 1490, UM 5070 and UM 8790.
On September 29, 2014, the Company executed three license agreements for UM 1490, UM 5070 and UM 8790, respectively, which contain certain milestone and royalty payments, as defined therein. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. In the case of UM 8790 the Company was required to reimburse sunk patent expenses of $70,678 in February 2015; this amount was reflected in accrued license and patent reimbursement fees as of December 31, 2014. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.
On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment and the option period was for six months expiring on March 31, 2015. At the end of the option period, the Company has the right to renew for an additional six months under the same financial terms and conditions. See additional discussion under Subsequent Events (Note 6).
In March of 2015, the Company entered into a research agreement with UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.  The fee payable to UM under the agreement is based on the achievement of certain milestones in the project. The Company recognized $14,700 of research and development expenses for the three months ended March 31, 2015 which represents work completed to date under this contract.  The agreement also grants an exclusive option to license the technology from UM within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three-months ended March 31, 2015 and 2014 is unaudited)
3. Commitments and Contingencies
Lease Commitments
The Company leased temporary headquarters facilities under a month-to-month operating lease agreement. This lease was terminated effective December 31, 2014. Monthly rent expense under this lease was $2,060.
On September 1, 2014, the Company signed an operating lease for laboratory and office space at the Innovation Hub, Insight Park located on the University of Mississippi campus. The lease term commenced on October 1, 2014 and expires on December 31, 2017. There are annual escalating rent provisions and two months of free rent in the agreement. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent will be charged to expense each month during the lease period. The monthly amount to be charged to rent expense is $9,000.
In October of 2014, we signed a lease agreement for our corporate office headquarters that consists of approximately 4,087 square feet located at 650 Town Center Drive, Suite 1770, Costa Mesa, CA 92626.   The lease expires on October 31, 2016 and our monthly rent is $5,373, payable in equal monthly installments with annual escalations.
Total net rent expense related to our operating leases for the three months ended March 31, 2015 and 2014 was $57,559 and $0, respectively.
Future minimum payments under the non-cancelable portion of our operating leases as of March 31, 2015 are as follows:
For the year ending December 31,
2015	$130,100
2016	165,700
2017	85,900
2018	-
2019	-
Thereafter	-
Total	$381,700
Independent Contractor Agreements
The Company has entered into independent contractor agreements with individuals operating in the capacity of our management team, or serving in an advisory role. Certain of these agreements expired when the individuals became full-time employees. Independent contractor expense for the three months ended March 31, 2015 was $36,000 and for the three months ended March 31, 2014 was $30,000. One of these contractors accounted for 100% of our total expenditures for the three months ended March 31, 2014.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three-months ended March 31, 2015 and 2014 is unaudited)
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
Government Proceedings
Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of March 31, 2015, the Company had no current proceedings or inquiries.
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
In either such event, and provided the executive timely executes and does not revoke a general release of claims against the Company, he or she will be entitled to receive: (i) a lump sum cash payment equal to at least six months of the executive's monthly compensation, plus an additional month for each full year of service over six years, (ii) Company-paid premiums for continued health insurance for a period equal to length of the cash severance period or, if earlier, when executive becomes covered under a subsequent employer's healthcare plan, and (iii) full vesting of all then-outstanding unvested stock options and restricted stock awards.
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
(Information as of and for the three-months ended March 31, 2015 and 2014 is unaudited)

In January of 2015, the Company sold 241,663 shares of common stock with par value of $.001 for a purchase price of $724,989 to a group of private investors.
In March of 2015, the Company issued 24,000 shares of common stock with par value of $.001 to a third party in exchange for services to be performed related to raising additional capital. The Company recorded a prepaid expense of $168,000 in the first quarter to reflect the fair market value of the common stock issued and is amortizing this expense over the contract service period which is one year. The fair market value was determined utilizing the Company's closing stock price as of the commencement date of the contract service period. For the three months ended March 31, 2015, the Company amortized $29,800 to general and administrative expense.
Preferred Stock
The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share; there were no shares issued or outstanding as of March 31, 2015 and 2014. In March of 2015, the Company's Board of Directors authorized the sale of up to 1,000,000 shares of this Preferred Stock under the Series A Stock Purchase Agreement.  The Preferred Stock has liquidation preferences and includes automatic conversion to common stock in conjunction with the next round of equity financing or six months after the Series A closing date, whichever is sooner.  See Note 6 regarding Subsequent Events – Preferred Stock and Warrant Issuance.
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
In March 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which contemplates the issuance of warrants to purchase up to 90,000 shares of common stock with an exercise price of $2.50 per share with a term of five years. These warrants would be issued in exchange for services performed in the first quarter and had not been issued as of March 31, 2015. The Company estimated the warrant value to be $63,200 utilizing the Black Scholes option pricing model and amortized $20,000 for services provided to that date. Upon issuing of the warrants, the Company will adjust the fair market value based on the grant date and then will re-measure based on the vesting terms and at each quarter end.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three-months ended March 31, 2015 and 2014 is unaudited)

The Company's Board of Directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:
•	Contemporaneous valuation prepared by an independent third-party valuation specialist effective as of June 30, 2014 and October 31, 2014,
•	Its results of operations, financial position and the status of research and development efforts and achievement of enterprise milestones,
•	The composition of, and changes to, the Company's management team and board of directors,
•	The lack of liquidity of its common stock as a private company,
•	The Company's stage of development, business strategy and the material risks related to its business and industry,
•	The valuation of publicly-traded companies in the biotechnology sectors,
•	External market conditions affecting the biotechnology industry sectors,
•	The likelihood of achieving a liquidity event for the holders of its common stock, such as an initial public offering ("IPO") or a sale of the Company, given prevailing market conditions, and
•	The state of the IPO market for similarly situated privately held biotechnology companies.
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
On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of March 31, 2015, options (net of canceled or expired options) covering an aggregate of 1,770,000 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,770,000 options outstanding and 1,430,000 shares available for future grants under the 2014 Plan.
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
Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,770,000 shares through March 31, 2015, under the 2014 Plan.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three-months ended March 31, 2015 and 2014 is unaudited)

The following is a summary of activity under the 2014 Plan as of March 31, 2015:
		OPTIONS OUTSTANDING
	Shares Available for Grant	# of Shares	Price per Share	Wtd Average Exercise Price
Balance at December 31, 2013
Approval of authorized shares	3,200,000
Options granted	(1,730,000)	1,730,000	$0.42	$0.42
Options exercised
Options cancelled
Balance at December 31, 2014	1,470,000	1,730,000	$0.42	$0.42
Options granted	(40,000)	40,000	$3.00	$3.00
Options exercised	-	-
Options cancelled	-	-
Balance at March 31, 2015	1,430,000	1,770,000	$0.48	$0.48
The weighted average remaining contractual life in years of the options outstanding as of March 31, 2015 was 9.62 years.
Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at March 31, 2015 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of March 31, 2015, the aggregate intrinsic value of options outstanding was $6,233,400. As of March 31, 2015, no options to purchase shares of common stock were exercisable.
Stock Based Compensation Expense
The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the three months ended March 31, 2015, the Company recognized stock-based compensation expense of $136,648 which was recorded as a general and administrative expense in the consolidated statement of operations. For the three months ended March 31, 2014, stock-based compensation expense was $0.
The total amount of unrecognized compensation cost related to non-vested stock options was $2,183,780 as of March 31, 2015. This amount will be recognized over a weighted average period of 4.62 years.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three-months ended March 31, 2015 and 2014 is unaudited)

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
	Three Month Ended March 31,
	2015	2014
Dividend yield	0.00%	NA
Volatility factor	75.00%	NA
Risk-free interest rate	1.68%	NA
Expected term (years)	6.5	NA
Weighted-average fair value of options granted during the periods	$6.08	NA
5. Income Taxes
At March 31, 2015, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $3,169,000 which, if not used, expire in 2035. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.
The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. The Company does not believe that it will be able to utilize its NOLs and as such, a valuation allowance for the full amount of the deferred tax assets has been established at March 31, 2015. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.
The Company has no uncertain tax positions as of March 31, 2015.
6. Subsequent Events
Preferred Stock and Warrant Issuance
In April 2015, the Company sold 250,000 shares of preferred stock with par value of $.001 and 50,000 warrants for a purchase price of $625,000 to a group of private investors under the Series A Preferred Stock Agreement.  The warrants are exercisable at a price of $5.00 per share and expire five years from the issuance date.
Warrant Issuance
In April 2015, the Company entered into an agreement with one of its investors to provide certain advisory services including financing advisory services. In conjunction with this agreement, the Company issued warrants that vest immediately to purchase 100,000 shares of common stock with an exercise price of $5.00 per share with a term of five years. In addition, the Company is obligated to issue 10,000 warrants per month for the next twelve months for services rendered.
Other Routes Option Agreement with University of Mississippi
On April 1, 2015, we renewed our option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There is a one-time up-front option payment and the option period is for six months expiring on September 30, 2015. At the end of the option period, the Company has the right to renew for an additional six months under the same financial terms and conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our with our financial statements for the three months ended March 31, 2015, the year ended December 31, 2014, and the year ended December 31, 2013 together with notes thereto.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.
Unless otherwise provided in this Quarterly Report,  references to "we," "us," "our" and "Nemus" in this discussion and analysis refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. ("LGL"), together with its wholly-owned subsidiary, Nemus, a California corporation ("Nemus Sub"). Nemus Sub became the wholly-subsidiary of Nemus Bioscience, Inc. through the closing of a reverse merger transaction (the "Merger") pursuant to which a wholly-owned subsidiary of LGL formed solely for the purpose of the Merger merged with and into Nemus and LGL changed its name to Nemus Bioscience, Inc.
The Merger was accounted for as a reverse merger and recapitalization, with Nemus as the acquirer and LGL as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of Nemus and will be recorded at the historical cost basis of Nemus, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of LGL and Nemus, the historical operations of Nemus and the operations of the combined enterprise of LGL and Nemus from and after the closing date of the Merger.
Overview
We are a biopharmaceutical company focused on the discovery, development, and the commercialization of cannabis-based therapeutics through our partnership with the University of Mississippi (UM).  UM has held the only contract to cultivate cannabis for research purposes on behalf of the Federal Government since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts.  We are currently UM's sole partner for the development and commercialization of drugs derived from cannabis extracts, or cannabinoids, and the realization of this partnership will depend on the successful navigation of the complex regulatory framework for the cultivation and handling of cannabis in the United States.
Recent Events
On September 29, 2014, we executed three license agreements with UM which contain certain milestone and royalty payments. The license agreements also require us to reimburse UM for patent costs incurred related to these products under license. The license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by us to UM.
On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. This option was renewed on April 1, 2015 for a term of six months. At the end of the option period, the Company has the right to renew for an additional six months under the same financial terms and conditions.
In March of 2015, the Company entered into a research agreement with UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.  The fee payable to UM under the agreement is based on the achievement of certain milestones in the project. The Company recognized $14,700 of research and development expense for the three months ending March 31, 2015 which represents work completed to date under this contract.  The agreement also grants an exclusive option to license the technology from UM within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

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
During the quarter ended March 31, 2015, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended December 31, 2014 contained in our Form 10-K as filed with the SEC on March 27, 2015.
Results of Operations
For the three months ended March 31, 2015 and 2014
Revenues.    To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.
Operating Expenses.   For the three months ended March 31, 2015, our total operating expenses were $909,825 as compared to $30,101 for the three months ended March 31, 2014. The increase in operating expenses was due primarily to an increase in research and development costs and consulting and professional fees in the three months ended March 31, 2015, as discussed below.
Research and development. Research and development expenses for the three months ended March 31, 2015, were $37,200 which consisted of option fees and contract research and development  fees incurred by UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.
For the three months ended March 31, 2014, our research and development expenses were $0.
General and administrative. General and administrative expenses for the three months ended March 31, 2015 were $872,625 which primarily consisted of consulting fees and professional fees associated with our costs of becoming a public company. By comparison, our general and administrative expenses for the three months ended March 31, 2014 were $30,101 which primarily consisted of consulting fees paid to an entity owned by Reg Lapham, our former officer and director.
Net Loss. For the three months ended March 31, 2015, we had a net loss of $910,225, as compared a net loss of $30,101 for the three months ended March 31, 2014. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources
We had cash and cash equivalents of $176,705 as of March 31, 2015, as compared to $0 as of March 31, 2014. We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company.  Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond December 2015. These conditions give rise to substantial doubt as to our ability to continue as a going concern.
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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A-Risk Factors."  There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 7, 2015, the Company sold 241,663 shares of common stock with par value of $.001 for a purchase price of $724,989 to a group of private investors. The issuance and sale of such shares was not registered under the Securities Act of 1933, as amended ("Securities Act"), and such shares were issued in reliance upon an exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied on the exemption based on representations given by the investors.

On March 2, 2015, the Company issued 24,000 shares of common stock with par value of $.001 to a third-party investor in exchange for services to be performed related to raising additional capital, valued at $168,000. The issuance and sale of such shares was not registered under the Securities Act, and such shares were issued in reliance upon an exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied on the exemption based on representations given by the investor.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
4.3	Form of Warrant dated April 25, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 100,000 shares of common stock
4.4	Form of Warrant dated April 29, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 90,000 shares of common stock
4.5	Form of Warrant dated April 26, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 6,000 shares of common stock
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
 + Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc., a Nevada corporation

May 13, 2015	By:	/s/ John Hollister
	Its:	John Hollister Chief Executive Officer (Principal Executive Officer)

May 13, 2015	By:	/s/ Elizabeth Berecz
	Its:	Elizabeth Berecz Chief Financial Officer (Principal Financial and Accounting Officer)