Form 10-Q
period 2015-06-30
Nemus Bioscience, Inc.
filed 2015-08-14
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

As of August 14, 2015, there were 16,265,663 shares of the issuer's $0.001 par value common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements:	4
	Consolidated Balance Sheets as of June 30, 2015 (Unaudited) and December 31, 2014	4
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014 (Unaudited, except for the six months ended June 30, 2014)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 (Unaudited) and 2014	6
	Notes to the Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	(unaudited)
	June 30,	December 31,
	2015	2014
Current assets
Cash and cash equivalents	$601,266	$207,330
Prepaid expenses	152,095	64,489
Other current assets	32,110	36,580
Total current assets	785,471	308,399

Property and equipment, net	16,727	21,354

Other assets
Deposits and other assets	18,594	18,594
Total other assets	18,594	18,594

Total assets	$820,792	$348,347

LIABILITIES AND STOCKHOLDERS' DEFICIT
	(unaudited)
	June 30,	December 31,
	2015	2014
Current liabilities
Accounts payable	$285,895	$409,497
Accrued payroll and related expenses	127,959	45,566
Accrued license and patent reimbursement fees	-	119,428
Accrued expenses	177,537	125,799
Stock subscription liability	388,000	100,000
Provision for conversion of Series A preferred stock	700,000	-
Income taxes payable	-	800
Total current liabilities	1,679,391	801,090

Noncurrent liabilities
Long-term liabilities	2,416	805
Total liabilities	1,681,807	801,895

Commitments and contingencies
(Note 3)

Stockholders' deficit
Preferred stock, $0.001 par value; 20 million shares authorized; 400,000 issued and outstanding as of June 30, 2015 and none issued and
outstanding as of December 31, 2014	400	-
Common stock, $0.001 par value; 236 million shares authorized;
16,265,663 issued and outstanding as of June 30, 2015 and 16 million
issued and outstanding as of December 31, 2014	16,266	16,000
Additional paid-in-capital	4,320,189	2,257,771
Warrants	686,634	190,000
Accumulated deficit	(5,884,504)	(2,917,319)

Total stockholders' deficit	(861,015)	(453,548)

Total liabilities and stockholders' deficit	$820,792	$348,347

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, except for the six months ended June 30, 2014)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Operating expenses
Research and development	$43,374	$-	$80,574	$-
General and administrative	1,313,170	142,920	2,185,795	173,021

Total operating expenses	1,356,544	142,920	2,266,369	173,021

Operating loss	(1,356,544)	(142,920)	(2,266,369)	(173,021)

Other expense
Change in fair value of the conversion rights of Series A preferred stock	700,000	-	700,000	-

Net loss before income taxes	(2,056,544)	(142,920)	(2,966,369)	(173,021)

Provision for income taxes	416	-	816	-

Net loss	$(2,056,960)	$(142,920)	$(2,967,185)	$(173,021)

Basic and diluted loss
per common share	$(0.13)	$(0.02)	$(0.18)	$(0.02)

Shares used in computing basic
and diluted loss per share	16,265,663	8,126,044	16,248,597	7,948,022

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, except for the six months ended June 30, 2014)

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,967,185)	$(173,021)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	4,626	-
Stock-based compensation for employees	259,699	-
Amortization of warrants and stock issued for services (1)(2)	459,316
Change in fair value of the conversion rights of Series A preferred stock	700,000	-
Changes in assets and liabilities:
Prepaid expenses (1)	29,728	(16,029)
Other current assets	4,470	-
Deposits and other assets	-	-
Accounts payable (2)	(113,601)	-
Accrued payroll and related expenses	82,393	-
Accrued license and patent reimbursement fees	-	-
Stock subscription liability	288,000	-
Accrued expenses and other liabilities	(66,879)	(172,436)

Net cash used in operating activities	(1,319,433)	(361,486)

Cash flows from investing activities:
Purchases of property and equipment	-	-

Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from common stock issuance, net	713,369	889,980
Proceeds from Series A preferred stock issuance	1,000,000	-

Net cash provided by financing activities	1,713,369	889,980

Net increase in cash and cash equivalents	393,936	528,494

Cash and cash equivalents, beginning of period	207,330	-

Cash and cash equivalents, end of period	$601,266	$528,494

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$16	$-

Supplemental disclosures of non-cash financing and investing activities:

(1)
During the six months ended June 30, 2015, the Company issued 200,000 warrants to purchase shares of our common stock for consulting services. The warrants were valued at $328,650. The Company also issued shares of common stock for consulting services valued at $168,000. Such amounts were recorded as a Prepaid Expense and are being amortized over the service period.

(2) The Company issued 6,000 warrants at an exercise price of $2.50 to a service provider in exchange for extinguishment of $10,000 of trade accounts payable owed to this vendor.

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

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
As of June 30, 2015, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.
Business Activities
On October 31, 2014, pursuant to an Agreement and Plan of Merger, dated October 17, 2014 (the "Merger Agreement"), LGL,  Nemus Acquisition Corp. ("Acquisition Sub"), Nemus Bioscience, Inc. ("Name Change Merger Sub"), and Nemus Acquisition Sub merged with and into Nemus and Nemus survived as a wholly-owned subsidiary of LGL (the "Merger"). Immediately after the Merger, LGL changed its name to "Nemus Bioscience, Inc." by merging with Name Change Merger Sub.  Pursuant to the Merger Agreement, each share of Nemus was exchanged for 12,880,000 shares of LGL.  Upon consummation of the Merger, we had 16,000,000 shares of common stock, no shares of preferred stock, and warrants to purchase 4,000,000 shares of common stock issued and outstanding.
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
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since our inception. As of June 30, 2015, we had cash and cash equivalents of $601,266. In July 2015, we raised an additional $450,000 (see note 7) to be utilized to fund operations. Of this amount, $388,000 was received prior to June 30, 2015 and is recorded as a stock subscription liability. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

Property and Equipment, Net
As of June 30, 2015, property and equipment, net, was $16,727, consisting primarily of computers and equipment. The Company had $21,354 of property and equipment, net, as of December 31, 2014. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.
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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

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
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, net of their related tax effect, arrived at a comprehensive loss. For the three and six months ended June 30, 2015 and 2014, the comprehensive loss was equal to the net loss.
Earnings per share
The Company applies FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings or loss per share would include the dilutive effect of awards granted to employees under stock-based compensation plans, if any. There were no dilutive awards outstanding at June 30, 2015.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

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
2)	UM 5070 – treatment for methicillin-resistant Staphylococcus aureus (MRSA) infections
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
On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment and the option period was for six months expiring on March 31, 2015. On April 1, 2015, the Company exercised its right to renew for an additional six months under the same financial terms and conditions.
In March of 2015, the Company entered into a research agreement with UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.  The fee payable to UM under the agreement is based on the achievement of certain milestones in the project. The Company recognized $33,374 and $48,074 of research and development expense for the three and six months ending June 30, 2015 which represents work completed to date under this contract.  The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

3. Commitments and Contingencies
Lease Commitments
The Company leased temporary headquarters facilities under a month-to-month operating lease agreement. This lease was terminated effective December 31, 2014. Monthly rent expense under this lease was $2,060.
On September 1, 2014, the Company signed an operating lease for laboratory and office space at the Innovation Hub, Insight Park located on the University of Mississippi campus. The lease term commenced on October 1, 2014 and expires on December 31, 2017. There are annual escalating rent provisions and two months of free rent in the agreement. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent will be charged to expense each month during the lease period. The monthly amount charged to rent expense is $9,000.
In October of 2014, we signed a lease agreement for our corporate office headquarters that consists of approximately 4,087 square feet located at 650 Town Center Drive, Suite 1770, Costa Mesa, CA 92626.   The lease expires on October 31, 2016 and our monthly rent is $5,373, payable in equal monthly installments with annual escalations.
Total net rent expense related to our operating leases for the six months ended June 30, 2015 and 2014 was $114,251 and $550, respectively. For the three months ended June 30, 2015 and 2014, total net rent expense was $56,692 and $550.
Future minimum payments under the non-cancelable portion of our operating leases as of June 30, 2015 are as follows:
For the year ending December 31,
2015	$87,000
2016	165,700
2017	85,900
2018	-
2019	-
Thereafter	-
Total	$338,600
Independent Contractor Agreements
The Company has entered into independent contractor agreements with individuals that are operating in the capacity of our management team, or that are serving in an advisory role. Certain agreements expired once the individuals became full-time employees. Independent contractor expense for the six months ended June 30, 2015 was $30,000 and for the six months ended June 30, 2014 was $140,000. One of these contractors accounted for 81% of our total expenditures for the six months ended June 30, 2014 and 98% for the three months ended June 30, 2014.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

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
Government Proceedings
Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of June 30, 2015, the Company had no current proceedings or inquiries.
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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

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
In January of 2015, the Company sold 241,663 shares of common stock with par value of $0.001 for a purchase price of $724,989 to a group of private investors.
In March of 2015, the Company issued 24,000 shares of common stock with par value of $0.001 to a third party in exchange for services to be performed related to raising additional capital. The Company recorded a prepaid expense of $168,000 in the first quarter to reflect the fair market value of the common stock issued and is amortizing this expense over the contract service period which is one year. The fair market value was determined utilizing the Company's closing stock price as of the commencement date of the contract service period. For the six months ended June 30, 2015, the Company amortized $71,800 to general and administrative expense.
Preferred Stock
The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share.  In April 2015, the Company sold 250,000 shares of Series A preferred stock with par value of $0.001 and 50,000 warrants to purchase the Company's common stock for an aggregate purchase price of $625,000 to a group of private investors. The shares of preferred stock automatically convert to shares of common stock either at (i) a subsequent equity financing of at least $1,000,000 or (ii) October 1, 2015, whichever is earlier. The warrants are exercisable at a price of $5.00 per share and expire five years from the issuance date. In May 2015, the Company sold 150,000 additional shares of Series A preferred stock and warrants under the same terms and conditions.
The Series A preferred stock issued also has a "down-round" protection feature provided to the investors if the Company subsequently issues or sells any shares in a round of equity financing of at least $1,000,000 prior to October 1, 2015 in which the shares of common or preferred stock to be acquired are at a price less than $2.50 per share. The Company shall promptly issue additional shares of common stock to the investors in an amount such that the subscription price paid, when divided by the total number of shares issued will result in an actual price paid per share of common stock equal to such lower price. The down round provisions expire upon the earlier of (i) a subsequent equity financing of at least $1,000,000 or (ii) October 1, 2015. See note 5 regarding the change in fair value of the down round provision as of June 30, 2015.
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
In March 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 90,000 shares of common stock with an exercise price of $2.50 per share with a term of five years. These warrants were in exchange for services performed beginning in the first quarter and were subsequently issued in April 2015. The Company estimated the warrant value to be $67,950 utilizing the Black Scholes option pricing model and amortized $46,810 for services provided through June 30, 2015.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

In April 2015, the Company entered into an agreement with one of its investors to provide advisory services on all matters including financing. In conjunction with this agreement, the Company issued warrants that vest immediately to purchase 100,000 shares of common stock with an exercise price of $5.00 per share with a term of ten years. The Company estimated the warrant value to be $326,000 utilizing the Black Scholes option pricing model and recorded this amount to general and administrative expense for the quarter due to the immediate vesting.
In April 2015, the Company issued to a former service provider in exchange for payment of its outstanding invoice warrants that vest immediately to purchase 6,000 shares of common stock with an exercise price of $2.50 per share. The Company estimated the warrant value to be $10,000 which represented the value of the trade debt extinguished.

In June 2015, the Company issued to a service provider in exchange for consulting services warrants that vest immediately to purchase 10,000 shares of common stock with an exercise price of $5.00 per share with a term of five years. The Company estimated the warrant value to be $14,700 utilizing the Black Scholes option pricing model.
The Company's board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:
•	Contemporaneous valuation prepared by an independent third-party valuation specialist effective as of June 30, 2014, October 31, 2014, and April 1, 2015,
•	Its results of operations, financial position and the status of research and development efforts and achievement of enterprise milestones,
•	The composition of, and changes to, the Company's management team and board of directors,
•	The lack of liquidity of its common stock as a newly public company,
•	The Company's stage of development, business strategy and the material risks related to its business and industry,
•	The valuation of publicly-traded companies in the biotechnology sectors,
•	External market conditions affecting the biotechnology industry sectors,
•	The likelihood of achieving a liquidity event for the holders of its common stock, such as an initial public offering, or IPO, or a sale of the Company, given prevailing market conditions,
•	The state of the IPO market for similarly situated biotechnology companies, and
•	Discussions held with bankers, potential investors, and preliminary term sheets received as part of management’s capital raise efforts.
There are significant judgments and estimates inherent in the determination of the fair value of the Company's warrants. These judgments and estimates included the assumptions regarding its future operating performance, the time to completing an IPO or other liquidity event and the determination of the appropriate valuation methods. If the Company had made different assumptions, its warrant valuation could have been significantly different.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

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
On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of June 30, 2015, options (net of canceled or expired options) covering an aggregate of 1,810,000 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,810,000 options outstanding and 1,390,000 shares available for future grants under the 2014 Plan.
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
Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,810,000 shares through June 30, 2015, under the 2014 Plan.
The following is a summary of activity under the 2014 Plan as of June, 2015:
		Options Outstanding
	Shares Available			Weighted Average
	for Grant of	Number of		Exercise
	Options	Shares	Price per Share	Price
Balance at December 31, 2013	0	0	NA	NA
Approval of authorized shares	3,200,000
Options granted	(1,730,000)	1,730,000	$0.42	$0.42
Options exercised	0	0
Options cancelled	0	0
Balance at December 31, 2014	1,470,000	1,730,000	$0.42	$0.42
Options granted	(80,000)	80,000	$3.00	$3.00
Options exercised	0	0
Options cancelled	0	0
Balance at June 30, 2015	1,390,000	1,810,000	$0.53	$0.53

The weighted average remaining contractual life in years of the options outstanding as of June 30, 2015 was 9.38 years.
Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at June 30, 2015 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of June 30, 2015, the aggregate intrinsic value of options outstanding was $2,560,400. As of June 30, 2015, no options to purchase shares of common stock were exercisable.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

Stock Based Compensation Expense
The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the six months ended June 30, 2015, the Company recognized stock-based compensation expense of $259,699 which was recorded as a general and administrative expense in the consolidated statement of operations. For the six months ended June 30, 2014, stock-based compensation expense was $0.
The total amount of unrecognized compensation cost related to non-vested stock options was $2,145,629 as of June 30, 2015. This amount will be recognized over a weighted average period of 4.38 years.
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
	For the Six Months Ended June 30,
	2015	2014
Dividend yield	0.00%	NA
Volatility factor	75.00%	NA
Risk-free interest rate	1.85%	NA
Expected term (years)	6.5	NA
Weighted-average fair value of options granted during the periods	$2.13	NA

5. Provision for Conversion of Series A Preferred Stock
In connection with the Series A preferred stock financing, the Company recorded a liability related to down-round protection provided to the stockholders in the event that the Company does another offering of common or preferred stock greater than $1,000,000 at a price below $2.50 per share. The down-round provision expires at the closing of a subsequent financing round or October 1, 2015 whichever is earlier. With the assistance of a third-party valuation specialist, the Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the first round of financing which was April 1, 2015.
As of June 30, 2015, the Company re-evaluated the likelihood and valuation of a potential down-round given that management has been actively pursuing capital raising efforts. In the absence of any definitive agreement, the Company calculated the fair value of the conversion feature to be $700,000 by determining the highest probability of a per share price in the next anticipated round of financing, after considering all discussions with bankers, potential investors, and preliminary term sheets. This amount was booked as a current liability as of June 30, 2015 and was charged as a non-operating expense for the period.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and six month periods ended June 30, 2015 and the three month period ended June 30, 2014 is unaudted)

6. Income Taxes
At June 30, 2015, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $3,663,000 which, if not used, expire in 2035. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.
The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at June 30, 2015. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.
The Company has no uncertain tax positions as of June, 2015.
7. Subsequent Events
Preferred Stock Issuance
 In July of 2015, the Company sold 180,000 shares of Series A preferred stock with par value of $0.001 and 36,000 warrants to purchase common stock for a purchase price of $450,000 to a group of private investors. The shares of preferred stock automatically convert to shares of common stock either at (i) a subsequent equity financing of at least $1,000,000 or (ii) October 1, 2015, whichever is earlier. The warrants are exercisable at a price of $5.00 per share and expire five years from the issuance date. The Company incurred offering costs of $12,000 associated with this round which was netted against the proceeds.
CBD Research Agreement
In July of 2015, the Company entered into a research agreement with UM to begin studies concerning research and development of cannabidiol (CBD) formulations.  The fee payable to UM is based on the achievement of certain milestones in the project. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our with our financial statements for the six months ended June 30, 2015, the year ended December 31, 2014, and the year ended December 31, 2013 together with notes thereto.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.
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
In March of 2015, the Company entered into a research agreement with UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.  The fee payable to UM under the agreement is based on the achievement of certain milestones in the project. The Company recognized $33,374 and $48,074 of research and development expense for the three and six months ending June 30, 2015 which represents work completed to date under this contract.  The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

In July of 2015, the Company entered into a research agreement with UM to begin studies concerning research and development of cannabidiol (CBD) formulations.  The fee payable to UM is based on the achievement of certain milestones in the project. The agreement also grants an exclusive option to license the technology from the University within one hundred and eighty days from the commencement of the agreement. Either party may terminate the agreement with thirty (30) days written notice.
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
During the quarter ended June 30, 2015, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended December 31, 2014 contained in our Form 10-K as filed with the SEC on March 27, 2015.
Results of Operations
For the three months ended June 30, 2015 and 2014
Revenues.    To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.
Operating expenses.   For the three months ended June 30, 2015, our total operating expenses were $1,356,544 as compared to $142,920 for the three months ended June 30, 2014. The increase in operating expenses was due primarily to an increase in research and development costs and consulting and professional fees in the three months ended June 30, 2015, as discussed below.
Research and development. Research and development expenses for the three months ended June 30, 2015 were $43,374 which consisted of option fees and contract R&D fees incurred by the University of Mississippi to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.
For the three months ended June 30, 2014, our research and development expenses were $0.
General and administrative. General and administrative expenses for the three months ended June 30, 2015 were $1,313,170 which primarily consisted of consulting fees and professional fees associated with our costs of becoming a public company. By comparison, our general and administrative expenses for the three months ended June 30, 2014 were $142,920 which primarily consisted of consulting fees paid to advisors and an entity owned by a former officer and director.
Other income and expenses. For the three months ended June 30, 2015, the Company had non-operating expenses of $700,000 which represented a change in the fair value of the conversion right related to the Series A preferred stock issuance. This loss was estimated by determining the highest probability of a per share price in the next anticipated round of financing after considering all discussions with bankers, potential investors and preliminary term sheets. This amount represents the incremental value of shares that would be required to be issued to the preferred stockholders in the event of a subsequent down-round financing.

For the three months ended June 30, 2014, other income and expenses were $0.
Net Loss. For the three months ended June 30, 2015, we had a net loss of $2,056,960, as compared a net loss of $142,920 for the three months ended June 30, 2014. We expect to incur net losses for the foreseeable future.
For the six months ended June 30, 2015 and 2014
Revenues.    To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.
Operating expenses.   For the six months ended June 30, 2015, our total operating expenses were $2,266,369 as compared to $173,021 for the six months ended June 30, 2014. The increase in operating expenses was due primarily to an increase in research and development costs and consulting and professional fees in the six months ended June 30, 2015, as discussed below.
Research and development. Research and development expenses for the six months ended June 30, 2015, were $80,574 which consisted of option fees and contract R&D fees incurred by the University of Mississippi to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.
For the six months ended June 30, 2014, our research and development expenses were $0.
General and administrative. General and administrative expenses for the six months ended June 30, 2015 were $2,185,795 which primarily consisted of consulting fees and professional fees associated with our costs of becoming a public company. By comparison, our general and administrative expenses for the six months ended June 30, 2014 were $173,021 which primarily consisted of consulting fees paid to advisors and an entity owned by a former officer and director.
Other income and expenses. For the six months ended June 30, 2015, the Company had non-operating expenses of $700,000 which represented a change in fair value of the conversion right related to the Series A preferred stock issuance. This loss was estimated by determining the highest probability of a per share price in the next anticipated round of financing after considering all discussions with bankers, potential investors and preliminary term sheets. This amount represents the incremental value of shares that would be required to be issued to the preferred stockholders in the event of a subsequent down-round financing.
For the six months ended June 30, 2014, other income and expenses were $0.
Net Loss. For the six months ended June 30, 2015, we had a net loss of $2,967,185 as compared to a net loss of $173,021 for the six months ended June 30, 2014. We expect to incur net losses for the foreseeable future.
Liquidity and Capital Resources
We had cash and cash equivalents of $601,266 as of June 30, 2015, as compared to $207,330 as of December 31, 2014. We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company.  Without additional funding, management believes that we will not have sufficient funds to meet its obligations beyond one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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
        We also expect to incur significant legal and accounting costs in connection with being a public company. We expect those fees will be significant and will continue to impact our liquidity. Those fees will be higher as our business volume and activity increases.

             We anticipate that we will need to hire additional employees or independent contractors for our new laboratory at UM. We also anticipate that we will need to purchase or lease additional equipment for the Company's headquarters and laboratory facilities.

Off-Balance Sheet Arrangements

          There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2015, the Company sold to three investors 110,000 shares of Series A Preferred Stock and warrants to purchase 22,000 shares of the Company's common stock at an exercise price of $5.00 per share for a term of five years in exchange for aggregate proceeds of $275,000, or $2.50 per share. The issuance and sale of such shares was not registered under the Securities Act of 1933, as amended ("Securities Act"), and such shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied on the exemption based on representations given by the investors.

On April 7, 2015, the Company sold to two investors 140,000 shares of Series A Preferred Stock and warrants to purchase 28,000 shares of the Company's common stock at an exercise price of $5.00 per share for a term of five years in exchange for aggregate proceeds of $350,000, or $2.50 per share. The issuance and sale of such shares was not registered under the Securities Act, and such shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied on the exemption based on representations given by the investors.

On April 24, 2015, the Company issued to one of its investors in exchange for advisory services warrants that vest immediately to purchase 100,000 shares of common stock with an exercise price of $5.00 per share with a term of ten years. The Company estimated the warrant value to be $326,000 under the Securities Act, and such shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On April 28, 2015, the Company issued to a former service provider in exchange for payment of its outstanding invoice warrants that vest immediately to purchase 6,000 shares of common stock with an exercise price of $2.50 per share. The Company estimated the warrant value to be $10,000 which represented the value of the trade debt extinguished. The issuance and sale of such shares was not registered under the Securities Act, and such shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On April 28, 2015, the Company issued to a former service provider in exchange for financial advisory and public relations consulting services warrants to purchase 90,000 shares of common stock with an exercise price of $2.50 per share with a term of five years. The Company estimated the warrant value to be $67,950 utilizing the Black Scholes option pricing model. The warrants vest every 90 days over a one year period with the first one-fourth of the total warrant vesting on the date of issuance, and one-fourth of the total warrant vesting every 90 days after the date of issuance. The issuance and sale of such shares was not registered under the Securities Act, and such shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act.

On May 29, 2015, the Company sold to five investors 150,000 shares of Series A Preferred Stock and warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $5.00 per share for a term of five years in exchange for aggregate proceeds of $375,000, or $2.50 per share. The issuance and sale of such shares was not registered under the Securities Act, and such shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied on the exemption based on representations given by the investors.

On June 8, 2015, the Company issued to a service provider in exchange for consulting services warrants that vest immediately to purchase 10,000 shares of common stock with an exercise price of $5.00 per share with a term of five years. The Company estimated the warrant value to be $14,700 utilizing the Black Scholes option pricing model.  The issuance and sale of such shares was not registered under the Securities Act, and such shares were issued in reliance upon an exemption from registration afforded by Regulation S.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

4.6	Form of Warrant dated June 8, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 10,000 shares of common stock
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document
 + Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc., a Nevada corporation

August 14, 2015	By:	/s/ John Hollister
	Its:	John Hollister Chief Executive Officer (Principal Executive Officer)

August 14, 2015	By:	/s/ Elizabeth Berecz
	Its:	Elizabeth Berecz Chief Financial Officer (Principal Financial and Accounting Officer)