Form 10-Q
period 2015-09-30
Nemus Bioscience, Inc.
filed 2015-11-12
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 12, 2015, there were 19,278,163 shares of the issuer's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	(unaudited)
	September 30,	December 31,
	2015	2014
Current assets
Cash and cash equivalents	$4,342,722	$207,330
Restricted cash	37,500	-
Prepaid expenses	95,548	64,489
Other current assets	31,110	36,580
Total current assets	4,506,880	308,399

Property and equipment, net	16,046	21,354

Other assets
Deposits and other assets	18,594	18,594
Total other assets	18,594	18,594

Total assets	$4,541,520	$348,347

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
	(unaudited)
	September 30,	December 31,
	2015	2014
Current liabilities
Accounts payable	$132,234	$409,497
Accrued payroll and related expenses	144,723	45,566
Accrued license and patent reimbursement fees	90,216	119,428
Accrued expenses	177,081	125,799
Stock subscription liability	-	100,000
Provision for conversion of Series B preferred stock	75,488	-
Income taxes payable	-	800
Total current liabilities	619,742	801,090

Noncurrent liabilities
Deferred rent	3,221	805
Series B warrants	2,892,392	-

Total noncurrent liabilities	2,895,613	805

Total liabilities	3,515,355	801,895

Commitments and contingencies
(Note 3)

Redeemable Convertible Series B Preferred Stock, $0.001 par value,
20 million shares authorized; 5,000 issued and outstanding as of September 30,
2015 and none issued and outstanding as of December 31, 2014, net of
$411,661 in issuance costs; $5.0 million liquidation preference as of September 30, 2015	1,620,459	-

Stockholders' deficit
Common stock, $0.001 par value; 236 million shares authorized;
18,078,163 issued and outstanding as of September 30, 2015 and 16 million
issued and outstanding as of December 31, 2014	18,078	16,000
Additional paid-in-capital	5,723,888	2,257,771
Warrants	731,036	190,000
Accumulated deficit	(7,067,296)	(2,917,319)

Total stockholders' deficit	(594,294)	(453,548)

Total liabilities and stockholders' deficit	$4,541,520	$348,347

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Operating expenses
Research and development	$152,288	$195,000	$232,862	$195,000
General and administrative	744,004	662,613	2,929,799	835,634

Total operating expenses	896,292	857,613	3,162,661	1,030,634

Operating loss	(896,292)	(857,613)	(3,162,661)	(1,030,634)

Other expense
Change in fair value of conversion rights
of Series A preferred stock	286,000	-	986,000	-

Net loss before income taxes	(1,182,292)	(857,613)	(4,148,661)	(1,030,634)

Provision for income taxes	500	905	1,316	905

Net loss	$(1,182,792)	$(858,518)	$(4,149,977)	$(1,031,539)

Basic and diluted loss per common share	$(0.07)	$(0.08)	$(0.25)	$(0.12)

Shares used in computing basic and diluted loss per share	17,062,366	10,502,609	16,519,854	8,805,766

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,149,977)	$(1,031,539)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,290	344
Stock-based compensation for employees	263,985	-
Amortization of warrants and stock issued for services (1)(2)	529,016	-
Change in fair value of conversion rights
of Series A preferred stock	986,000	-
Changes in assets and liabilities:
Restricted cash	(37,500)	-
Prepaid expenses (1)	25,800	(23,758)
Other current assets	5,470	-
Deposits and other assets	-	(64,970)
Accounts payable (2)	(267,264)	-
Accrued payroll and related expenses	99,157	-
Accrued license and patent reimbursement fees	(29,212)	-
Stock subscription liability	(100,000)	-
Accrued expenses and other liabilities	52,899	167,355

Net cash used in operating activities	(2,614,336)	(952,568)

Cash flows from investing activities:
Purchases of property and equipment	(1,982)	(12,389)

Net cash used in investing activities	(1,982)	(12,389)

Cash flows from financing activities:
Proceeds from common stock issuance, net of $3,920 issuance costs	721,069	1,989,980
Proceeds from Series A preferred stock issuance, net of $7,700 issuance costs	1,442,302	-
Proceeds from Series B preferred stock issuance, net of $411,661 issuance costs	4,588,339	-

Net cash provided by financing activities	6,751,710	1,989,980

Net increase in cash and cash equivalents	4,135,392	1,025,023

Cash and cash equivalents, beginning of period	207,330	-

Cash and cash equivalents, end of period	$4,342,722	$1,025,023

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$116	$905

Supplemental disclosures of non-cash financing and investing activities:

(1)
During the nine months ended September 30, 2015, the Company issued 200,000 warrants to purchase shares of our common stock for consulting services. The warrants were valued at $417,875. The Company also issued shares of common stock for consulting services valued at $168,000. Such amounts were recorded as a Prepaid Expense and are being amortized over the service period.

(2)	The Company issued 6,000 warrants at an exercise price of $2.50 to a service provider in exchange for extinguishment of $10,000 of trade accounts payable owed to this vendor.

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

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

As of September 30, 2015, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

Business Activities

On October 31, 2014, pursuant to an Agreement and Plan of Merger, dated October 17, 2014 (the "Merger Agreement"), LGL,  Nemus Acquisition Corp. ("Acquisition Sub"), Nemus Bioscience, Inc. ("Name Change Merger Sub"), and Nemus, Acquisition Sub merged with and into Nemus and Nemus survived as a wholly-owned subsidiary of LGL (the "Merger"). Immediately after the Merger, LGL changed its name to "Nemus Bioscience, Inc." by merging with Name Change Merger Sub. Pursuant to the Merger Agreement, each share of Nemus common stock outstanding totaling 12,880,000 shares was exchanged at a 1:1 conversion rate to LGL shares and when combined with the 3,120,000 shares of LGL common stock outstanding, amounted to 16,000,000 total shares outstanding upon completion of the merger.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of September 30, 2015, we had cash and cash equivalents of $4,342,722.  The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restricted Cash

            A deposit of $37,500 as of September 30, 2015 was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate served as collateral for payment of the Company's credit cards.  Restricted cash as of December 31, 2014 was $0.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

Property and Equipment, Net

As of September 30, 2015, property and equipment, net, was $16,046, consisting primarily of computers and equipment. The Company had $21,354 of property and equipment, net, as of December 31, 2014. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, net of their related tax effect, arrived at a comprehensive loss. For the three and nine months ended September 30, 2015 and 2014, the comprehensive loss was equal to the net loss.

Earnings per share

The Company applies FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings or loss per share would include the dilutive effect of awards granted to employees under stock-based compensation plans, if any. There were no dilutive awards outstanding at September 30, 2015.

2. University of Mississippi ("UM") Agreements

In July 2013, the Company entered into a Memorandum of Understanding (MOU) with the UM to engage in joint research of extracting, manipulating, and studying cannabis in certain forms to develop intellectual property (IP) with the intention to create and commercialize therapeutic medicines. Nemus will own all IP developed solely by its employees and will jointly own all IP developed jointly between Nemus and UM employees. The term of the MOU agreement is five years and the parties agree to negotiate separate Research agreements upon the identification of patentable technologies as well as any deemed to be a trade secret. The agreement may be terminated by either party with three months written notice to the other party.

On May 15, 2014, the Company entered into an Option Agreement in which UM granted us a three-month option for conducting due diligence to exclusively license a suppository dosage form containing Dronabinol Hemi succinate and other esters ("NPC 4718").

As a result of our due diligence, on September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. The license agreement for the field of oral delivery also includes rights to UM 1250, a bio-adhesive hot melt extruded film for topical and mucosal adhesion application and drug delivery.  The license agreements contain certain milestone and royalty payments, as defined therein. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. In the case of the ocular license the Company was required to reimburse sunk patent expenses of $70,678 in February 2015; this amount was reflected in accrued license and patent reimbursement fees as of December 31, 2014. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment and the option period was for six months expiring on March 31, 2015. On September 29, 2015, the Company exercised its right to renew for an additional six months under the same financial terms and conditions.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

On July 1, 2014, the Company entered into three additional Option Agreements, pursuant to which UM granted Nemus three-month exclusive options for conducting due diligence on the following three cannabinoid extracts to exclusively license them for the purposes of obtaining FDA approval and commercializing the extracts:

1)	UM 1490 – transmucosal delivery of cannabinoids
2)	UM 5070 – treatment for methicillin-resistant Staphylococcus aureus (MRSA) infections
3)	UM 8790 – ocular delivery of cannabinoids

In March of 2015, in lieu of a license agreement, the Company entered into a research agreement with UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.  The fee payable to UM under the agreement is based on the achievement of certain milestones in the project. The Company recognized $18,673 and $66,747 of research and development expense for the three and nine months ending September 30, 2015 which represents work completed to date under this contract.  The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

In July of 2015, the Company entered into a research agreement with UM to begin studies concerning research and development of cannabidiol (CBD) formulations.  The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $37,119 of research and development expense for both the three and nine months ending September 30, 2015 which represents work completed to date under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

In September of 2015, the Company entered into a research agreement with UM to advance NEMUS' lead proprietary cannabinoid-based therapy (UM5050) developed for the treatment and management of glaucoma into an optimized once-daily treatment formulation. The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $21,496 of research and development expense for both the three and nine months ending September 30, 2015 which represents work completed to date under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

Total net rent expense related to our operating leases for the nine months ended September 30, 2015 and 2014 was $170,931and $6,844, respectively. For the three months ended September 30, 2015 and 2014, total net rent expense was $56,680 and $6,294.

Future minimum payments under the non-cancelable portion of our operating leases as of September 30, 2015 are as follows:

For the year ending December 31,
2015	$43,900
2016	165,700
2017	85,900
2018	-
2019	-
Thereafter	-
Total	$295,500

Independent Contractor Agreements

The Company has entered into independent contractor agreements with individuals that are operating in the capacity of our management team, or that are serving in an advisory role. Certain agreements expired once the individuals became full-time employees. Independent contractor expense for the nine months ended September 30, 2015 was $90,000 and for the nine months ended September 30, 2014 was $353,000. Two of these contractors accounted for 30% and 15% respectively of our total expenditures for the nine months ended September 30, 2014. There was no significant independent contractor expense as a percent of our total expenditures for the nine months ended September 30, 2015.

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of September 30, 2015, the Company had no current proceedings or inquiries.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

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

4. Stockholders' Deficit and Redeemable Convertible Series B Preferred Stock

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

In March of 2015, the Company issued 24,000 shares of common stock with par value of $0.001 to a third party in exchange for services to be performed related to raising additional capital. The Company recorded a prepaid expense of $168,000 in the first quarter to reflect the fair market value of the common stock issued and is amortizing this expense over the contract service period which is one year. The fair market value was determined utilizing the Company's closing stock price as of the commencement date of the contract service period. For the nine months ended September 30, 2015, the Company amortized $113,806 to general and administrative expense.

In August 2015, in conjunction with the Series B Preferred Stock sale (discussed below), the Company raised $5.0 million at $1,000 per share resulting in the automatic conversion of the Series A Preferred Stock to common stock. This resulted in the conversion of 580,000 shares of Series A Preferred Stock at $2.50 per share to the equivalent of 1,812,500 shares of common stock.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share.

Series A Preferred Stock:  In April 2015, the Company sold 250,000 shares of Series A preferred stock with par value of $0.001 and 50,000 warrants to purchase the Company's common stock for an aggregate purchase price of $625,000, or $2,50 per share to a group of private investors. The shares of preferred stock automatically convert to shares of common stock either at (i) a subsequent equity financing of at least $1,000,000 or (ii) October 1, 2015, whichever is earlier. The warrants are exercisable at a price of $5.00 per share and expire five years from the issuance date. In May 2015, the Company sold 150,000 shares and 30,000 warrants and in July 2015, 180,000 shares and 36,000 warrants under the same terms and conditions.

The Series A preferred stock issued also has a "down-round" protection feature provided to the investors if the Company subsequently issues or sells any shares in a round of equity financing of at least $1,000,000 prior to October 1, 2015 in which the shares of common stock to be acquired are at a price less than $2.50 per share. The Company is required to issue additional shares of common stock to the investors in an amount such that the subscription price paid, when divided by the total number of shares issued will result in an actual price paid per share of common stock equal to such lower price. This conversion occurred as discussed above in conjunction with the Series B Preferred Stock financing totaling $5.0 million and resulted in the conversion of 580,000 shares of Series A Preferred Stock at to 1,812,500 shares of common stock.
Redeemable Convertible Series B Preferred Stock: In August 2015, the Company sold 5,000 shares of Series B Convertible Preferred Stock and warrants to purchase 6,250,000 shares of the Company's common stock for an aggregate purchase price of $1,000 per share resulting in gross proceeds of $5.0 million.  Each share of preferred stock is convertible into 1,250 shares of common stock which results in an effective conversion price of $0.80 per common share and can be converted by the holder at any time. The Series B preferred stock issued also has a "down-round" protection feature provided to the investors if the Company subsequently issues or sell any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $0.80 per common share. The conversion price is automatically adjusted down to the price of the instrument being issued. See additional discussion in Note 5 below. The Series B shares have liquidation preference over other preferred shares and common stock and have voting rights equal to the number of common shares into which each holder's preferred stock is convertible as of the record date. The preferred stock has no dividend rights. If dividends are declared on the common stock, the holders of the preferred stock shall be entitled to participate in such dividends on an as-if converted basis. The warrants are exercisable at a price of $1.15 per share and expire five years from the issuance date. See additional discussion regarding these warrants in Note 6 below.
In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B preferred stockholders receive an amount per share equal to the conversion price of $0.80, subject to down-round adjustment, multiplied by the as-if converted share amount of 6,250,000 common shares, totaling $5.0 million.  If upon the liquidation, the assets are insufficient to permit payments to the Series B holders, all assets legally available will be distributed in a pro rata basis among the Series B holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

Subject to certain trigger events occurring, the Series B preferred stock holders have the right to force the Company to redeem the shares of preferred stock at a price per preferred share equal to the greater of (A) 115% of the conversion amount and (B) the product of (1) the conversion rate in effect at such time and (2) the greatest closing sale price of the Common Stock during the period beginning on the date immediately preceding such triggering event and ending on the date such holder delivers the notice of redemption. Such triggering events include:

-	Failure of the Series B Registration Statement to be declared effective by the SEC on or prior to the date that is ninety days after the Effectiveness Deadline;
-	Suspension of the Company’s common stock from trading for a period of (2) consecutive trading days;
-	Failure of the Company to deliver all the shares of the common stock or make the appropriate cash payments in a timely manner upon conversion of the Series B Preferred;
-	Any default of indebtedness;
-	Any filing of voluntary or involuntary bankruptcy by the Company;
-	A final judgment in excess of $100,000 rendered against the Company;
-	Breach of representations and warranties in the Stock Purchase Agreement;
-	Failure to comply with the Series B Certificate of Designation or Rule 144 requirements.

As certain of these triggering events are considered to be outside the control of the Company, the Series B preferred stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company’s balance sheet presentation.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

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

In March 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 90,000 shares of common stock with an exercise price of $2.50 per share with a term of five years. These warrants were in exchange for services performed beginning in the first quarter and were subsequently issued in April 2015. The Company estimated the warrant value to be $67,950 utilizing the Black Scholes option pricing model and amortized $9,225 for services provided through September 30, 2015.

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

In April 2015, the Company issued 50,000 warrants to purchase the Company's common stock in conjunction with its Series A Preferred Stock financing. The warrants are exercisable at a price of $5.00 per share and expire five years from the issuance date. In May 2015, the Company issued 30,000 warrants and in July 2015, 36,000 warrants under the same terms and conditions.

In June 2015, the Company issued to a service provider in exchange for consulting services warrants that vest immediately to purchase 10,000 shares of common stock with an exercise price of $5.00 per share with a term of five years. The Company estimated the warrant value to be $14,700 utilizing the Black Scholes option pricing model.

In August 2015, the Company issued 6,250,000 warrants to purchase common stock in conjunction with its Series B Preferred Stock financing. See further discussion in Note 6 below.

In August 2015, the Company issued 187,500 warrants to purchase common stock to its investment banker in exchange for services rendered in conjunction with the Series B Preferred Stock financing. The warrants vest immediately and have an exercise price of $1.15 per share. The Company estimated the value of the warrants to be $86,250 utilizing the Black Scholes option pricing model and recorded this amount to offering costs as an offset to Additional Paid-in-Capital.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

The Company's board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:

•	Contemporaneous valuation prepared by an independent third-party valuation specialist effective as of June 30, 2014, October 31, 2014, and April 1, 2015, and August 20, 2015,
•	Its results of operations, financial position and the status of research and development efforts and achievement of enterprise milestones,
•	The composition of, and changes to, the Company's management team and board of directors,
•	The lack of liquidity of its common stock as a newly public company,
•	The Company's stage of development, business strategy and the material risks related to its business and industry,
•	The valuation of publicly-traded companies in the biotechnology sectors,
•	External market conditions affecting the biotechnology industry sectors,
•	The likelihood of achieving a liquidity event for the holders of its common stock, such as an initial public offering, or IPO, or a sale of the Company, given prevailing market conditions, and
•	The state of the IPO market for similarly situated biotechnology companies,
•	Discussions held with bankers, potential investors, and preliminary term sheets received as part of management's capital raise efforts.

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

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of September 30, 2015, options (net of canceled or expired options) covering an aggregate of 1,180,000 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,180,000 options outstanding and 2,020,000 shares available for future grants under the 2014 Plan.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

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

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,180,000 shares through September 30, 2015, under the 2014 Plan.

The following is a summary of activity under the 2014 Plan as of September, 2015:

		Options Outstanding
	Shares Available			Weighted Average
	for Grant of	Number of		Exercise
	Options	Shares	Price per Share	Price
Balance at December 31, 2014	1,470,000	1,730,000	$0.42	$0.42
Options granted	(130,000)	130,000	$1.15 - $3.00	$2.29
Options exercised	-	-
Options cancelled	680,000	(680,000)	$0.42	$0.42
Balance at September 30, 2015	2,020,000	1,180,000	$0.42 - $3.00	$0.63

The weighted average remaining contractual life in years of the options outstanding as of September 30, 2015 was 9.18 years.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at September 30, 2015 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of September 30, 2015, the aggregate intrinsic value of options outstanding was $147,000. As of September 30, 2015, no options to purchase shares of common stock were exercisable.

Stock Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the nine months ended September 30, 2015, the Company recognized stock-based compensation expense of $263,985 which was recorded as a general and administrative expense in the consolidated statement of operations. For the nine months ended September 30, 2014, stock-based compensation expense was $0.

The total amount of unrecognized compensation cost related to non-vested stock options was $1,477,143 as of September 30, 2015. This amount will be recognized over a weighted average period of 4.14 years.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

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

	For the Nine Months Ended September 30,
	2015	2014
Dividend yield	0.00%	NA
Volatility factor	75.00%	NA
Risk-free interest rate	1.68-1.85%	NA
Expected term (years)	6.25-6.50	NA
Weighted-average fair value of options granted during the periods	$2.69	NA

5. Provision for Conversion of Preferred Stock

Series A Preferred Stock Conversion Liability

In connection with the Series A preferred stock financing, the Company recorded a liability related to down-round protection provided to the stockholders in the event that the Company does another offering of common stock greater than $1,000,000 at a price below $2.50 per share. The down-round provision expires at the closing of a subsequent financing round or October 1, 2015 whichever is earlier. With the assistance of a third-party valuation specialist, the Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the first round of financing which was April 1, 2015.

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

In July of 2015, the Company increased its down-round provision by $286,000 based on the closing of an additional round of 180,000 Series A shares by determining the highest probability of a per share price in the next anticipated round of financing, after considering all discussions with bankers, potential investors, and preliminary term sheets. This amount was charged to non-operating expense for the three months ended September 30, 2015.

As of August 21, 2015, upon the closing of the Series B Preferred Stock sale with proceeds totaling $5.0 million, the Company issued 1,232,000 additional shares of common stock at $0.80 per share thereby eliminating this liability of $986,000 and offsetting it to Additional Paid-in-Capital. This amount was calculated by determining the difference in per share pricing between the Series A Preferred Stock financing of $2.50 per share and the Series B Preferred Stock Financing of $0.80 per share multiplied by the 580,000 total shares included in the Series A offering.

Series B Preferred Stock Conversion Liability

As of August 20, 2015, in connection with the Series B preferred stock financing, the Company recorded a liability related to down-round protection provided to the stockholders in the event that the Company does another sale or issuance of common stock, stock options or convertible securities where the share price is below $0.80 per share. With the assistance of a third-party valuation specialist, the Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the financing. The Company also performed a review of the conversion liability in conjunction with ASC 815, Derivatives and Hedging/Contracts in Entity's Own Equity, and determined that the liability requires bifurcation and re-measurement to fair market value at the end of each reporting period. The derivative was valued at $75,488 and was booked as a current liability as of September 30, 2015. The value of this embedded derivative was determined utilizing a with and without method by valuing the preferred stock with and without the down round protection.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three and nine month periods ended September 30, 2015 and 2014 is unaudited)

6. Series B Warrants

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 warrants that are exercisable at a price of $1.15 per share and expire five years from the issuance date. The warrants were valued at $2,935,800 utilizing the Black-Scholes pricing model and the following assumptions:
	For the Nine Months Ended September 30,
	2015	2014
Dividend yield	0.00%	NA
Volatility factor	70.00%	NA
Risk-free interest rate	1.75%	NA
Expected term (years)	4.61	NA
Weighted-average fair value of warrants granted during the periods	$0.46	NA

The warrants are exercisable in cash or through a cashless exercise provision. The Series B warrants also have a "down-round" protection feature provided to the investors if the Company subsequently issues or sell any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $1.15 per each warrant. The conversion price is automatically adjusted down to the price of the instrument being issued. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the relative fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the Preferred Stock. As such, the warrant value as of September 30, 2015 was $2,892,392 and will be subject to fair value re-measurement at the end of each reporting period.

7. Income Taxes

At September 30, 2015, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $4,023,000 which, if not used, expire in 2035. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at September 30, 2015. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of September 30, 2015.

8. Subsequent Events

Restricted Stock Awards

Restricted stock awards ("RSAs") are granted to our board of directors and members of senior management and are issued pursuant to the Company's 2014 Omnibus Incentive Plan. On October 20, 2015, a total of 1,200,000 RSAs were granted to members of the Company's senior management and board of directors with a fair market value of approximately $900,000. These RSAs vest from one to three years from the grant date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our with our financial statements for the nine months ended September 30, 2015, the year ended December 31, 2014, and the year ended December 31, 2013 together with notes thereto.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.
Unless otherwise provided in this Quarterly Report,  references to "we," "us," "our" and "Nemus" in this discussion and analysis refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. (“LGL”), together with its wholly-owned subsidiary,  Nemus, a California corporation (“Nemus”). Nemus became the wholly owned subsidiary of Nemus Bioscience, Inc. through the closing of a reverse merger transaction (the “Merger”) pursuant to which a wholly owned subsidiary of LGL formed solely for the purpose of the Merger merged with and into Nemus and LGL changed its name to Nemus Bioscience, Inc.
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
Overview
We are a biopharmaceutical company focused on the discovery, development, and the commercialization of cannabis-based therapeutics, or cannabinoids, through our partnership with the University of Mississippi, or UM.  UM has held the only contract to cultivate cannabis for research purposes on behalf of the Federal Government since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts.  We are currently UM's sole partner for the development and commercialization of drugs derived from cannabis extracts, or cannabinoids, and the realization of this partnership will depend on the successful navigation of the complex regulatory framework for the cultivation and handling of cannabis in the United States.
Recent Events
On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. The license agreement for the field of oral delivery also includes rights to UM 1250, a bio-adhesive hot melt extruded film for topical and mucosal adhesion application and drug delivery.  The license agreements contain certain milestone and royalty payments, as defined therein. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. In the case of the ocular license the Company was required to reimburse sunk patent expenses of $70,678 in February 2015; this amount was reflected in accrued license and patent reimbursement fees as of December 31, 2014. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.
On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment and the option period was for six months expiring on March 31, 2015. On September 29, 2015, the Company exercised its right to renew for an additional six months under the same financial terms and conditions.

On July 1, 2014, the Company entered into three additional Option Agreements, pursuant to which UM granted Nemus three-month exclusive options for conducting due diligence on the following three cannabinoid extracts to exclusively license them for the purposes of obtaining FDA approval and commercializing the extracts:
1)	UM 1490 – transmucosal delivery of cannabinoids
2)	UM 5070 – treatment for methicillin-resistant Staphylococcus aureus (MRSA) infections
3)	UM 8790 – ocular delivery of cannabinoids
In March of 2015, in lieu of a license agreement, the Company entered into a research agreement with UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.  The fee payable to UM under the agreement is based on the achievement of certain milestones in the project. The Company recognized $18,673 and $66,747 of research and development expense for the three and nine months ending September 30, 2015 which represents work completed to date under this contract.  The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.
In July of 2015, the Company entered into a research agreement with UM to begin studies concerning research and development of cannabidiol (CBD) formulations.  The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $37,119 of research and development expense for both the three and nine months ending September 30, 2015 which represents work completed to date under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.
In September of 2015, the Company entered into a research agreement with UM to advance NEMUS’ lead proprietary cannabinoid-based therapy (UM5050) developed for the treatment and management of glaucoma into an optimized once-daily treatment formulation. The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $21,496 of research and development expense for both the three and nine months ending September 30, 2015 which represents work completed to date under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.
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
During the quarter ended September 30, 2015, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended December 31, 2014 contained in our Form 10-K as filed with the SEC on March 27, 2015.

Results of Operations
For the three months ended September 30, 2015 and 2014
Revenues.    To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.
Operating expenses.   For the three months ended September 30, 2015, our total operating expenses were $896,292 as compared to $857,613 for the three months ended September 30, 2014. The increase in operating expenses was due primarily to an increase in general and administrative costs consisting of consulting and professional fees in the three months ended September 30, 2015, as discussed below.
Research and development. Research and development expenses for the three months ended September 30, 2015 were $152,288 which consisted of license fee renewals and contract R&D fees incurred by the University of Mississippi for the three outstanding research projects (MRSA, CBD formulation, and glaucoma treatment optimization).
For the three months ended September 30, 2014, our research and development expenses were $195,000 which consisted of license fees payable to the University of Mississippi to obtain the rights to certain cannabinoid extracts and delivery mechanisms.
General and administrative. General and administrative expenses for the three months ended September 30, 2015 were $744,004 which primarily consisted of consulting fees and professional fees associated with our costs of being a public company. By comparison, our general and administrative expenses for the three months ended September 30, 2014 were $662,613 and consisted primarily of professional fees in order to prepare for becoming a public company along with fees paid to advisors.
Other income and expenses. For the three months ended September 30, 2015, the Company had non-operating expenses of $286,000 which represented a change in the fair value of the conversion right related to the Series A preferred stock issuance. This loss was estimated by determining the highest probability of a per share price in the next anticipated round of financing after considering all discussions with bankers, potential investors and preliminary term sheets. This amount represents the incremental value of shares that would be required to be issued to the preferred stockholders in the event of a subsequent down-round financing.
For the three months ended September 30, 2014, other income and expenses were $905.
Net Loss. For the three months ended September 30, 2015, we had a net loss of $1,182,792, as compared to a net loss of $858,518 for the three months ended September 30, 2014. We expect to incur net losses for the foreseeable future.
For the nine months ended September 30, 2015 and 2014
Revenues.    To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.
Operating expenses.   For the nine months ended September 30, 2015, our total operating expenses were $3,162,161 as compared to $1,030,634 for the nine months ended September 30, 2014. The increase in operating expenses was due primarily to an increase in general and administrative expenses consisting of consulting and professional fees in the nine months ended September 30, 2015, as discussed below.

Research and development. Research and development expenses for the nine months ended September 30, 2015, were $232,862 which consisted of license fee renewals, option expenses, and contract R&D fees incurred by the University of Mississippi for the three outstanding research projects (MRSA, CBD formulation, and glaucoma treatment optimization).
For the nine months ended September 30, 2014, our research and development expenses were $195,000 which consisted of license fees payable to the University of Mississippi to obtain the rights to certain cannabinoid extracts.
General and administrative. General and administrative expenses for the nine months ended September 30, 2015 were $2,929,799 which primarily consisted of consulting fees and professional fees associated with our costs of being a public company. By comparison, our general and administrative expenses for the nine months ended September 30, 2014 were $835,634 and consisted primarily of professional fees in order to prepare for becoming a public company along with fees paid to advisors.
 Other income and expenses. For the nine months ended September 30, 2015, the Company had non-operating expenses of $986,000 which represented a change in the fair value of the conversion right related to the Series A preferred stock issuance. This loss was estimated by determining the highest probability of a per share price in the next anticipated round of financing after considering all discussions with bankers, potential investors and preliminary term sheets. This amount represents the incremental value of shares that would be required to be issued to the preferred stockholders in the event of a subsequent down-round financing.
For the nine months ended September 30, 2014, other income and expenses were $905.
Net Loss. For the nine months ended September 30, 2015, we had a net loss of $4,149,977 as compared to a net loss of $1,031,539 for the nine months ended September 30, 2014. We expect to incur net losses for the foreseeable future.
Liquidity and Capital Resources
We had cash and cash equivalents of $4,342,722 as of September 30, 2015, as compared to $207,330 as of December 31, 2014. This increase was attributable to the completion of our Series B Preferred Stock financing which resulted in gross proceeds of $5.0 million. We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company.  Without additional funding, management believes that we will not have sufficient funds to meet its obligations beyond one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.
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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2014 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A-Risk Factors.”  There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 3, 2015, the Company sold to four investors 180,000 shares of Series A Preferred Stock and warrants to purchase 36,000 shares of the Company's common stock at an exercise price of $5.00 per share for a term of five years in exchange for aggregate proceeds of $450,000, or $2.50 per share. The issuance and sale of such shares was not registered under the Securities Act, and such shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied on the exemption based on representations given by the investors.

On August 20, 2015, the Company sold to fifteen investors 5,000 shares of Series B Convertible Preferred Stock and warrants to purchase 6,250,000 shares of the Company’s common stock at an exercise price of $1.15 per share for a term of five years in exchange for aggregate proceeds of $5,000,000, or $1,000 per share.  The issuance and sale of such shares was not registered under the Securities Act, and such shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. The Company relied on the exemption based on representations given by the investors.

On August 25, 2015, the Company issued 187,500 warrants to purchase common stock at an exercise price of $1.15 per share for a term of five years to its investment banker in exchange for services rendered in conjunction with the Series B Convertible Preferred Stock financing. The issuance and sale of such shares was not registered under the Securities Act, and such shares were issued in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Nemus Bioscience, Inc., a Nevada corporation

November 12, 2015	By:	/s/ Brian Murphy
	Its:	Brian Murphy Chief Executive Officer (Principal Executive Officer)

November 12, 2015	By:	/s/ Elizabeth Berecz
	Its:	Elizabeth Berecz Chief Financial Officer (Principal Financial and Accounting Officer)