Form 10-K
period 2015-12-31
Nemus Bioscience, Inc.
filed 2016-03-21
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Registrant’s telephone number, including area code: (949) 396-0330

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of June 30, 2015, approximately $18,398,879.

As of March 14, 2016, there were 19,903,163 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PAGE

PART I

PART II

PART III

PART IV
Item 15.	Exhibits, Financial Statement Schedules	50

PART I

As used in this report, unless otherwise indicated, the terms "we," "our," "Company" and "Nemus" refer to Nemus Bioscience, Inc., a Nevada corporation, together with its wholly-owned subsidiary Nemus, a California corporation.

Item 1. Business.

History

The Company was incorporated in the State of Nevada in 2011 as Load Guard Transportation, Inc. and changed its name to Load Guard Logistics, Inc. in 2012.

On October 31, 2014, the Company closed a reverse merger transaction (the “Merger”) pursuant to which the Company became the 100% parent of our subsidiary Nemus (“Nemus Sub”) and assumed the operations of Nemus Sub. On November 3, 2014, the Company changed its name to Nemus Bioscience, Inc. by merging with Nemus Bioscience, Inc., a subsidiary of the Company.

On October 31, 2014, immediately prior to the consummation of the Merger, the Company entered into an Assignment and Assumption Agreement with LGT, Inc., a wholly owned subsidiary, pursuant to which the Company transferred all of its assets and liabilities to LGT.

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

Business Overview

We are a biopharmaceutical company focused on the discovery, development, and the commercialization of cannabinoid-based therapeutics through our partnership with the University of Mississippi, or UM.  UM has held the only contract to cultivate cannabis for research purposes on behalf of the Federal Government since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts containing cannabinoid molecules.  We are currently UM's sole partner for the development and commercialization of drugs derived from cannabis extracts, or cannabinoids, and the success of this partnership will depend on the successful navigation of the complex regulatory framework for the cultivation and handling of cannabis in the United States.

Our Strategic Partnership

In July 2013, we entered into a Memorandum of Understanding, or MOU, with UM to engage in joint research activities including extracting, manipulating, and studying cannabis in every form to develop intellectual property with the intention to create and commercialize therapeutic medicines. The MOU provides that we own all intellectual property developed solely by our employees and will jointly own all intellectual property developed jointly between Nemus Sub and UM employees. The term of the agreement is five years and the parties agreed to enter into separate research agreements upon the identification of patentable technologies. The agreement may be terminated by either party with three months written notice to the other party.

UM 5050 pro-drug license agreements

In September of 2014, we entered into three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC, for products administered through each of ocular, oral or rectal delivery. The license agreement for the field of oral delivery also includes rights to UM 1250, a bio-adhesive hot-melt extruded film for topical and mucosal adhesion application and drug delivery. Data from UM supports the delivery of the pro-drug through absorptive routes other than the gastrointestinal tract, which we believe helps mitigate the issue of first-pass metabolism by the liver, enhancing drug bioavailability and adding to the predictability of the pharmacokinetics. Further, we have an option for the rights to use UM 5050 for delivery by other means not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds which is renewable every six months and we have continued to renew.

We paid UM upfront license fees under each of the three license agreements. Under each of the three license agreements, we are also responsible for annual maintenance fees that will be credited against royalties in the current fiscal year, contingent milestone payments upon achievement of development and regulatory milestones and royalties on net sales of licensed products sold for commercial use. The aggregate milestone payments under the license agreements if the milestones are achieved is $2.1 million and the potential royalty percentage is in the high-single digits. We must also pay to UM a portion of all licensing fees we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. Our royalty obligations apply on a country by country and licensed product by licensed product basis, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, or ten years after first commercial sale of such licensed product in such country.

Each of the three licenses continue, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the relevant licensed technology or expiration of our payment obligations under the license. UM may terminate the applicable license agreement, effective with the giving of notice, if: (a) we fail to pay any material amount payable to UM under the relevant license agreement and do not cure such failure within 60 days after UM notifies us of such failure, (b) we materially breach any covenant, representation or warranty in the relevant license agreement and do not cure such breach within 60 days after UM notifies us of such breach, (c) we fail to comply in any material respect with the terms of the relevant license and do not cure such noncompliance within 60 days after UM notifies us of such failure, (d) we are subject to a bankruptcy event, (e) we dissolve or cease operations or (f) if after the first commercial sale of a product during the term of the relevant license agreement, we materially fail to make reasonable efforts to commercialize at least one product or fail to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside our control. We may terminate each license agreement with sixty days written notice to UM.

In September of 2015, the Company entered into a research agreement with UM to advance Nemus’ proprietary cannabinoid-based glaucoma treatment into an optimized once-daily treatment formulation.  The fee payable to UM is based on the achievement of certain milestones in the project.  The agreement also grants an exclusive option to license the technology from UM within one hundred and eighty days from the commencement of the agreement. Either party may terminate the agreement with thirty days written notice.

UM 8930 pro-drug agreements

In December of 2015, we executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, a pro-drug formulation of cannabidiol, or CBD for products administered through each of ocular or rectal delivery.  Further, we have an option for the rights to use UM8930 for delivery by other means not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds which is renewable every six months and we will continue to renew.

We paid UM upfront license fees under each of the two license agreements. Under each of the two license agreements, we are also responsible for annual maintenance fees that will be credited against royalties in the current fiscal year, contingent milestone payments upon achievement of development and regulatory milestones and royalties on net sales of licensed products sold for commercial use. The aggregate milestone payments under the license agreements if the milestones are achieved is $1.4 million and the potential royalty percentage is in the high-single digits. We must also pay to UM a portion of all licensing fees we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. Our royalty obligations apply on a country by country and licensed product by licensed product basis, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, or ten years after first commercial sale of such licensed product in such country.

Each of the two licenses continue, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the relevant licensed technology or expiration of our payment obligations under the license. UM may terminate the applicable license agreement, effective with the giving of notice, if: (a) we fail to pay any material amount payable to UM under the relevant license agreement and do not cure such failure within 60 days after UM notifies us of such failure, (b) we materially breach any covenant, representation or warranty in the relevant license agreement and do not cure such breach within 60 days after UM notifies us of such breach, (c) we fail to comply in any material respect with the terms of the relevant license and do not cure such noncompliance within 60 days after UM notifies us of such failure, (d) we are subject to a bankruptcy event, (e) we dissolve or cease operations or (f) if after the first commercial sale of a product during the term of the relevant license agreement, we materially fail to make reasonable efforts to commercialize at least one product or fail to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside our control. We may terminate each license agreement with sixty days written notice to UM.

Other UM agreements

In March of 2015, we entered into a research agreement with UM to begin in vitro studies concerning the medical utility of cannabinoids as anti-infective therapeutics for methicillin-resistant Staphylococcus aureus, or MRSA.  The fee payable to UM under the agreement is based on the achievement of certain milestones in the project. We recognized $66,747 of research and development expense for work under this contract for the year ended December 31, 2015. We plan to move into in vivo studies of this compound in 2016. Either party may terminate the agreement with 30 days written notice.

In December of 2015, we entered into a research agreement with UM to advance specialized cannabinoid derivatives for the treatment of chemo-therapy induced peripheral neuropathy (CIPN). The fee payable to UM is based on the achievement of certain milestones in the project.  We did not recognize any research and development expense for work under this contract for the year ended December 31, 2015 as work had not yet commenced. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

Expenses for Research and Development Activities

Research and development expenses for the year ended December 31, 2015, were $576,093 which consisted of new license fees for the CBD pro drug molecule, license fee renewals, option expenses, and contract research and development fees incurred by UM. For the year ended December 31, 2014, our research and development expenses were $227,500 which consisted of license fees payable to UM to obtain the rights to the UM 5050 THC pro drug.

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

We are focused on the development of early stage cannabinoid product candidates. Specifically, UM's  research to date has indicated that proprietary cannabinoid chemistry coupled with the innovative, alternative delivery methods, such as ocular, transmucosal and trans-rectal delivery, could have beneficial effects across a spectrum of diseases, including these primary targets:

•	Glaucoma and other ocular-related disorders;
•	Palliative care associated with adverse events related to chemotherapy; and
•	Anti-infective activity directed against MRSA.

The following table summarizes certain information regarding our cannabinoid product candidates:

Product Candidate	Indication	Development Status
NB1111	Glaucoma	Preclinical
NB1222	Chemotherapy Induced Nausea and Vomiting (CINV)	Preclinical
NB3111	MRSA	Research
NB2111	Chemotherapy Induced Peripheral Neuropathy (CIPN)	Research

NB1111

Glaucoma is an ocular neuropathy associated with the initiation of programmed cell death, known as apoptosis, of the retinal ganglion cells, or RGCs, of the optic nerve, resulting in progressive and irreversible loss of vision.  Intraocular pressure, or IOP, has been identified as an important risk factor in the pathogenesis of this disease.  Elevated IOP can lead to damage of RGC axons through vascular ischemia by compromising blood flow to the cells, and physical crush injury as the elevated ocular pressure compresses these delicate cells.  Cannabinoid receptors are highly concentrated in the eye, especially in organs of the anterior compartment that helps regulate IOP, and the posterior compartment in the area of the retina and optic nerve.  Stimulation of cannabinoid receptors by THC has been previously shown to lower IOP in both animal and human studies.

Our lead ocular compound is NB1111, a prodrug of THC.  The molecule has been formulated to make the usually lipophilic THC, more hydrophilic, allowing for easier transport across membranes. In 2013 and 2014, UM conducted studies of the formulation in the rabbit ocular model which showed that the molecule was able to penetrate all chambers of the eye which could potentially broaden therapeutic indications in diseases of the eye that affect the retina and optic nerve, such as macular degeneration or diabetic retinopathy.   These studies also revealed that the formulation was able to achieve potentially therapeutic concentrations in the anterior compartment, vitreous humor, and posterior compartment of the normal rabbit eye, which is very similar to the human eye in anatomy and physiology.  The rabbit ocular model is an accepted animal model for regulatory agencies when considering a candidate drug for human testing and this data will be submitted as part of the investigational new drug application, or IND, to the FDA.

Additional studies using an alpha-chymotrypsin induced glaucoma model in rabbits were performed by UM in 2013 and 2014 under a grant from the National Institutes of Health, or NIH. Those studies showed that NB1111 was able to reduce IOP by 45% to 50%.  Reduction in IOP was successful in an almost linear dose-responsive manner, with greater decline in IOP associated with higher dosage concentration. The decline in IOP observed in the rabbit model correlated to historical human data when patients were exposed to systemically administered THC via inhalational methods. The human studies were conducted by the NIH and the U.S. Army in the 1970’s where glaucoma patients for the NIH study and normal volunteers for the U.S. Army study were exposed to THC by smoking marijuana.  Patients tested by the NIH exhibited a decline in IOP ranging from 35% to as high as 65%, correlated to the amount of THC in the plasma.  Normal volunteers in the U.S. Army study also showed a decrease in IOP of 10% to 20%. While THC from smoking marijuana was able to reduce IOP in humans, the effect was short lived given the short half-life of the THC molecule. The half-life of the pro-drug used in the rabbit glaucoma model was longer, but still pointed to the need to formulate the pro-drug in a way to lengthen the half-life that would be consistent with once-daily dosing of a marketed product.

We examined the compound in further testing using a nanoparticle delivery system to prolong the drug’s biologic half-life in late 2015. The studies were conducted by UM and placed NB1111 into a solid lipid-nanoparticle system (SLN) to deliver the drug to the eye using topical drop administration.  The SLN delivery of NB1111 was administered to rabbits that underwent elevated IOP inducement using the alpha-chymotrypsin model.  Data from that experiment confirmed previous studies that showed administration of NB1111 resulted in a 45% reduction in IOP from baseline with a half-life consistent with five to six-times per day dosing.  When NB1111 was administered via SLN delivery, the lower concentration of NB1111 (0.4% equivalent THC) exhibited a decrease in IOP of approximately 20% while the higher concentration of NB1111 (0.6% equivalent THC) lowered IOP by 35%.  The use of SLN technology lengthened the physiologic half-life of NB1111 equivalent to dosing the drug two to three times a day.

Given the current competitive environment in the glaucoma therapeutic space, the use of topical drops to administer drug is now giving way to the use of implantable devices allowing for sustained release of therapeutics resulting in constant pharmacologic pressure on the etiology of disease.  The current market leader in glaucoma therapy is a generic prostaglandin eye drop dosed once-daily.  Thus, given the state of the generic market in glaucoma therapy and the paradigm shift to sustained release strategies to enhance compliance, we are pursuing the use of an implantable device that will deliver NB1111 in a safe and effective manner.  In addition, we also plan to initiate studies that will assess the direct neuroprotective qualities of cannabinoids like THC in relation to apoptosis of RGCs, the critical issue in the chronic, irreversible loss of vision seen in progressive glaucoma.  The ability to show this benefit using NB1111 would result in a strategic competitive advantage for our ophthalmic platform of delivering cannabinoid derivatives of THC and cannabidiol (CBD) to the eye.

We are assessing a number of sustained release delivery platforms and seek to in-license or co-develop the delivery system in conjunction with NB1111 in the first half of 2016.  The development pathway will then proceed to assess preclinical animal data, associated toxicology, absorption, distribution, metabolism, and excretion studies that would comprise an IND-enabling dossier for submission to the FDA.  Submission of an IND to the FDA is contingent on having a sustained delivery device for NB1111 and what the associated pharmacokinetic and bioavailability profiles will be using that delivery method.  Therefore, guidance on a regulatory submission will be pending based on the completion of obtaining access to a sustained delivery device for NB1111.

Moving forward, if an IND is submitted to FDA and becomes effective, we plan to undertake human testing in patients with underlying glaucoma.  We anticipate proposing to the FDA that the first-in-human studies be conducted in patients with glaucoma (Phase 2a) in a traditional dose-ranging study that will also collect safety data and assess which dosages best balance efficacy and safety. Historically, phase 2 studies in glaucoma are conducted over 28-days and patients place the test compound in one eye and the reference comparator in the other eye, thereby acting as their own controls.  Given that IOP data is objectively measured, we will decide whether to conduct a subsequent Phase 2b study or go directly to a larger Phase 3 clinical trial based on the quality of the data collected in the Phase 2a and the advice provided by FDA.

NB1222

NB1222 is a prodrug formulation of THC using the same active pharmaceutical ingredient (API) as NB1111 but for systemic administration in the management of chemotherapy-induced nausea and vomiting (CINV).  There were an estimated 15.2 million cancer cases globally in 2014 according to the International Agency for Research on Cancer with projections of 17.1 million cases in 2020. Roughly 25%-30% of cancer patients receive chemotherapy, and of those patients, 70%-80% experience a form of CINV. The global CINV market saw estimated revenue of $1.3 billion in 2014 with a projected 5.7% compounded annual growth rate through 2020 as cancer rates climb with growing, aged populations.

Oral delivery of dronabinol, like many orally administered cannabinoids, results in relatively low bioavailability, coupled with irregular pharmacokinetics secondary to absorption variability and first-pass metabolism by the liver, complicated by the need for multiple dosages per day. In addition, many patients report nausea and/or vomiting as a side-effect related to dosing oral dronabinol.  We plan to advance a once-daily suppository form of our proprietary prodrug of THC, NB1222, that is designed to have enhanced bioavailability and more reliable pharmacokinetics, avoid first-pass metabolism by the liver, achieve therapeutic concentrations faster, and avoid the upper gastrointestinal tract mitigating further nausea and vomiting.

Current sales of dronabinol are estimated to be in excess of $110 million in the United States (Source: IMS Health), and management believes that associated product attributes such as appetite stimulation and analgesia, could enhance sales in clinical populations that could benefit from the uniform dosing afforded by prodrug technology. We expect to request a pre-NDA meeting with the U.S. FDA in the first half of 2016 and plan to provide further timeline guidance pending feedback from the FDA.  The overall regulatory strategy, pending guidance from the FDA, would be to seek approval of the prodrug formulation of the active moiety in dronabinol, THC, pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which permits approval of an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference.  If we were to seek approval under this pathway, we would propose to rely on FDA’s prior findings of safety and efficacy in its approval of Dronabinol, which is already approved for CINV.

NB2111

We have in-licensed unique derivatives of cannabidiol (CBD) from UM and based on exploratory research conducted at the University, has embarked on studies exploring the utility of CBD derivatives in the treatment and management of chemotherapy-induced peripheral neuropathy (CIPN).

The CIPN market in the United States approaches $500 million annually (LifeSci Advisors; 2013) and the market for treatment of opioid-induced constipation, which is an adverse event associated with using opioids in treating CIPN, is projected to exceed $600 million globally by 2019 (GlobalData; 2015). We believe that the use of cannabinoids can supplant the dosing of other medications that carry a significant safety and addictive risk, ultimately becoming a mainstay of therapy in this population, especially if cannabinoid use allows for the completion of cycles of chemotherapy.

NB2111 formulation technology is designed to permit better transmembrane translocation of cannabinoids and thereby not rely on dosing cannabinoids via the oral route, which can lead to an erratic pharmacokinetic profile. We expect to complete proof-of-concept in vitro and in vivo studies throughout 2016, resulting in a formulation choice along with a route of delivery that avoids first-pass metabolism by the liver. Anticipated studies will examine the conversion rate of the derivative molecules to the active CBD moiety as well as assessing analgesic response in animal studies.  Once a candidate formulation has been identified, that CBD derivative will advance into the requisite IND-enabling studies.

NB31111

Methicillin-resistant Staphylococcus aureus (MRSA) was first described in 1961 after the introduction of the antibiotic, methicillin, and since that time, the prevalence of the organism has increased globally in both community and health-care settings.  The prevalence of MRSA in intensive care units in the United States has been estimated to be 60% (Am J Infect Control 2004; 32:470) with more than 90,000 invasive MRSA infections occurring annually in the United States resulting in more than 18,000 deaths (JAMA 2007; 298: 1763-71).  Annual costs for treating MRSA in the United States are projected to exceed $4 billion, accounting for a collective 8 million extra hospital days annually (ISPOR; 10th Annual Meeting, Wash D.C., May, 2005; Pew Foundation Research Brief, April, 2012).

MRSA is classically resistant to conventional antibiotics to treat staph infections such as fluoroquinolones, beta-lactams, and macrolides.  Most patients who develop MRSA infections are usually colonized with either a community acquired strain (CA-MRSA) or healthcare-associated strain (HA-MRSA).  Therefore, antibiotic development against MRSA can take three approaches: a) decolonization, b) treatment of localized soft tissue infections, or c) systemic antibiotic for generalized sepsis.

Cannabinoid molecules have been shown to possess anti-infective activity against a variety of microbial species.  We entered into a research agreement with UM in 2015 and continue to test a variety of cannabinoids in various strengths, combinations, and delivery systems against a variety of MRSA species found in community, health-care, and institutional settings such as nursing homes, correctional facilities, and military quarters.  We expect to complete the initial screening of a series of cannabinoids against a variety of MRSA species by the fourth quarter of 2016 and plan to seek intellectual property protection for any proprietary findings from these experiments.  We anticipate the acquisition of in vivo data on the activity of candidate cannabinoid-based antimicrobial molecules in 2016 that could form the basis of business development activity as that data matures.

Our Competitive Strengths

Cannabis is subject to strict regulation in the United States.  Cannabis is classified by the U.S. Drug Enforcement Administration, or DEA, as a Schedule I substance, which means that, under federal law, it has no established medicinal use and may not be marketed or sold in the United States.  In addition, the United States is a party to the Single Convention on Narcotic Drugs, which imposes certain requirements and restrictions on member parties with respect to the cultivation and wholesale trade in cannabis.  Since 1968, UM has held the only contract with the Federal Government to cultivate cannabis on its behalf for research purposes, and holds the requisite DEA registrations authorizing it to engage in that activity.  The contract, which is open for competitive bidding at periodic intervals, is administered by the National Institute on Drug Abuse, or NIDA, an agency within the National Institutes of Health.  UM is engaged in a competitive bidding process for the next contract interval and was awarded the contract in 2015.  As the sole contract holder since 1968, UM has developed significant expertise in extraction, separation, processing and manufacture of cannabinoids.  UM has also engaged in the cultivation of cannabis and the extraction of cannabinoids for purposes of developing drug product candidates apart from its role as NIDA contractor.  We have entered into commercial and research agreements with UM and view this collaborative association as a significant strategic advantage in the marketplace.

The only cannabinoid products that are currently approved as drugs in the United States and, to our knowledge, all cannabinoid products in late-stage development, are orally-delivered. Cannabinoids, when ingested orally, are subject to significant first pass metabolism by the liver and potential drug-drug interactions, resulting in very high patient-to-patient variation in bioavailability which can compromise both efficacy and safety.  This has been repeatedly published in the literature and in product labeling by regulatory agencies worldwide.  These independent assessments correlate with highly variable response rates and safety profiles which, in some cases, have been deemed to have marginal clinical utility.

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

We are also working with UM and other parties on methods to formulate and deliver a variety of other pharmaceutical-grade cannabinoids to better manage symptoms and/or treat diseases.

Our Business Strategy

Our goal is to become the premier developer of prescriptive cannabinoid-based medicines for global markets with significant unmet medical needs. Our current operating strategy includes:

•	selection of potential clinical targets based on internal and external published data, access to appropriate cannabinoids, and the impact of both developmental and market conditions;
•	prioritization of product candidates based on associated target indications;
•	utilization, where feasible, of naturally-derived drug prototypes leading to synthetically produced cannabinoids for commercialization;
•	development and execution of an intellectual property strategy;
•	development and advancement of our current product pipeline;
•	outsourcing services, such as use of Clinical Research Organizations, or CROs, and contract manufacturers for the active pharmaceutical ingredient, or API, where possible and appropriate;

•	obtaining necessary DEA registrations;
•	obtaining regulatory approval from the FDA and European Medicines Agency, or EMA, for product candidates;
•	research and development of additional target indications for cannabinoid product candidates; and
•	partnering, out-licensing, or selling approved products, if any, to optimize Company efficiencies to bring state-of-the-art therapeutics to patients.

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

 We entered into an agreement with Albany Molecular Research Inc. (NASDAQ: AMRI) in February 2016 for the development and manufacture of our proprietary cannabinoid-based active pharmaceutical ingredients (APIs).  It is anticipated that the synthetically generated API will form the basis of our drug candidates NB1111, in development for glaucoma, and NB1222, in development for the management of CINV.

For all of our future product candidates, we aim to identify and qualify manufacturers to provide the API and fill-and-finish services prior to submission of a new drug application, or NDA, to the FDA. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

Intellectual Property

The success of most of our product candidates will depend in large part on our ability to:

●	obtain and maintain patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;
●	prosecute our patent applications and defend any issued patents we obtain;
●	preserve the confidentiality of our trade secrets; and
●	operate without infringing the patents and proprietary rights of third parties.

We intend to continue to seek appropriate patent protection for certain of our product candidates, drug delivery systems, molecular modifications, as well as other proprietary technologies and their uses by filing patent applications in the United States and other selected global territories. We intend for these patent applications to cover, where possible, claims for medical uses, processes for isolation and preparation, processes for delivery and formulations.

As of date of this Annual Report, we have licensed from UM two U.S. patents as well as a foreign counterpart in Japan. The patent that we license for ocular, oral and rectal delivery covers composition of matter and preparation of delta-9 THC amino acid esters and their methods of use and the additional patent that we license for oral delivery covers a hot-melt extruded film for topical and mucosal adhesion applications and drug delivery and process for preparation thereof. These patents are expected to expire at 2029 and 2020, respectively.  Under our license agreements, UM retains ownership over the licensed patents and retain control over the maintenance and prosecution of the licensed patents and patent applications. In addition to those licenses, we have one trademark application pending in the United States for Nemus Bioscience, Inc. We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third-party.

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

Party members, including the United States, may interpret and implement their treaty obligations in a way that restricts our ability to develop and obtain marketing approval for our product candidates in accordance with our current plans and partnership with UM.  To date, no natural cannabis or cannabis-derived product has obtained marketing approval in the United States.

NIDA

Pursuant to the Single Convention, NIDA oversees the cultivation of research-grade cannabis for medicinal research on behalf of the United States Government.  NIDA has historically fulfilled this obligation through a contract that it administers with UM.  UM has been the sole NIDA contractor to grow cannabis for research purposes since 1968.  The contract is open for competitive bidding at periodic intervals.  Since 1999, the term of the contract has been five years.  UM engaged in a competitive bidding process for the next contract interval and was awarded the contract in 2015.  Under the NIDA contract, UM grows, harvests, stores, ships and analyzes cannabis of different varieties, as NIDA requires.

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

Exclusivity and Approval of Competing Products

Hatch Waxman Act

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA's prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed "abbreviated" because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject's bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

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

Our Scientific Advisory Board

We intend to assemble a scientific advisory board that includes experts in cannabinoids, drug discovery and medicine. The composition of the Advisory Board will change over time to meet the research and development demands of the Company drug candidate pipeline.  The current Advisory Board consists of these three international experts in their fields:

•	Dr. Mahmoud ElSohly, works in close collaboration with our team to identify new research directions and accelerate our target validation and drug discovery programs. At UM, Dr. ElSohly serves as the Director of the NIDA Marijuana Project where he carries out a wide range of activities dealing with the chemistry, analysis and product development aspects.

•	Robert N. Weinreb, M.D., Chairman and Distinguished Professor of Ophthalmology at the University of California, San Diego (U.C.S.D.), and Director of the Shiley Eye Institute, joined the company’s Advisory Board in September, 2015. A globally recognized expert in glaucoma and diseases of the retina, Dr. Weinreb will provide consultative services relating to the development of cannabinoid-based therapies for glaucoma, retinal disease, and basic science analyses of neuroprotection of the optic nerve.

•	Donald I. Abrams, M.D., Professor of Clinical Medicine at the University of California, San Francisco (U.C.S.F.) and Chief of the Hematology-Oncology Division at San Francisco General Hospital, joined the company's Scientific Advisory Board in January 2016. He will provide consultative services relating to the use of cannabinoids in palliative care in cancer-associated conditions.

Our scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

Employees

As of the date of this Annual Report, we have three full-time employees, including one employee with a M.D. degree.  None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

We anticipate that we will need to hire approximately five employees or independent contractors for our new laboratory at UM. We also intend to utilize independent contractors and outsourced services, such as clinical research organizations (“CROs”), and third-party manufacturers, where possible and appropriate.

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

We expect our existing cash and cash equivalents will not be sufficient to fund our capital requirements for at least the next two months. We require additional capital for the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations. As noted in our audited financial statement for the year ended December 31, 2015, the uncertainties surrounding our ability to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

We are very early in our development efforts.  We have no products approved for sale and all of our product candidates are in preclinical development including development of cannabinoid-based formulations with delivery methods via the eye and a transmucosal patch. Further preclinical testing is ongoing and if successful, will be part of a regulatory filing to satisfy Investigational New Drug, or IND, requirements which need to be met in order for the candidate compounds and routes of administration to enter testing in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and commercialization of our product candidates.  Our business depends entirely on the successful development, clinical testing and commercialization of these and any other product candidates we may seek to develop in the future, which may never occur.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our success depends in large measure on certain key personnel, including Dr. Brian Murphy, our Chief Executive Officer and Chief Medical Officer. The loss of the services of Dr. Murphy could significantly hinder our operations.  We do not currently have key person insurance in effect for Dr. Murphy.  In addition, the competition for qualified personnel in the pharmaceutical industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

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

As of the date of this Annual Report, we have three full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our company.

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

A primary reason for our company to develop the cannabis-derived pharmaceuticals is the changing regulatory and social landscape, in terms of cannabis.  State efforts to decriminalize and/or legalize, as well as the growth of state level medical marijuana rulings, have created the opportunity to develop the medical potential for cannabis.  However, cannabis is still illegal on a Federal level, outside of the areas described above.  We do not know what impact might occur to our development plans, if the Federal law were to change dramatically in the near-term.  While we believe the licensed intellectual property, the institutional knowledge, and our management experience will provide us with what is necessary to achieve our goals, we cannot predict the impact of any changes in the current regulatory environment

The use of "medical marijuana" or "recreational marijuana" in the United States may impact our business.

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

While cannabis is a Schedule I controlled substance, products approved for medical use in the United States that contain cannabis or cannabis extracts must be placed on Schedules II-V, since approval by the FDA satisfies the "accepted medical use" requirement.  No drug product containing natural cannabis or naturally-derived cannabis extracts have been approved by the FDA for use in the United States or obtained DEA registrations for commercial production and the DEA may never issue the registrations required for the commercialization of such products.

If approved by the FDA, we expect the finished dosage forms of our cannabinoid-derived drug product candidates to be listed by the DEA as a Schedule II or III controlled substance.  Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA.  In addition, the scheduling process may take one or more years, thereby delaying the launch of the drug product in the United States.  Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any of our drug product candidates may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of the drug product.

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

Manufacturing of our product candidates is, and, if approved, our commercial products will be, subject to DEA's annual manufacturing and procurement quota requirements, if classified as Schedule II.  The annual quota allocated to us or our contract manufacturers for the controlled substances in our product candidates may not be sufficient to meet commercial demand or complete clinical trials. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers', procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

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

In the United States, the DEA regulates activities relating to the cultivation, possession and supply of cannabis for medical research and/or commercial development, including the requirement to obtain annual registrations to manufacture or distribute pharmaceutical products derived from cannabis extracts.  NIDA also plays a role in oversight of the cultivation of cannabis for medicinal research.  We do not currently handle any controlled substances, but we plan to engage in the research, development, and commercialization of cannabinoids and cannabinoid-derived drug products for medical purposes in the future.  This will require that we and/or our third party contractors obtain and maintain the necessary DEA registrations, and be subject to other regulatory requirements. The Company plans to develop and manufacture synthetically produced active drug product and in February 2016, signed an agreement with Albany Molecular Research, Inc. (AMRI) to synthetically manufacture our active pharmaceutical ingredient (API) to be used in our development programs for glaucoma and CINV.  To date, no natural cannabis or cannabis-derived product has obtained DEA registrations for commercial production and the DEA may never issue such registrations.

The cultivation of cannabis is strictly regulated in the United States under a complex legal framework and our partners may be unable to obtain or maintain the necessary authorizations to cultivate cannabis for the development and commercialization of cannabinoid-derived drug products.

We are partnering with UM to develop and commercialize cannabis-derived drug products.  Pursuant to that partnership, UM plans to cultivate cannabis and provide us with cannabis extracts to conduct early investigations into proof-of-concept studies on the activity of these cannabinoids in various medical conditions.  The regulation of cannabis is complex and subject to stringent controls.  UM has indicated that its plan for cultivating cannabis for the purification of cannabis extracts is in compliance with applicable law, including the CSA, DEA regulations, and the United States' obligations under the 1961 Single Convention on Narcotic Drugs.  However, there is a risk that regulatory authorities may disagree or may decline to authorize UM to engage in the contemplated activities under the partnership.  Interpretations of law that DEA adopted in the past may evolve or change.  If UM cannot obtain or maintain the necessary regulatory authorizations that we anticipate will be required for the contemplated development program, our business may suffer and we may not be able to pursue the discovery, research and development of cannabinoids.

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

Clinical testing is expensive and can take several years to complete, and its outcome is inherently uncertain. Moreover, obtaining sufficient quantities of product for clinical testing is subject to regulation by DEA and, in some cases, NIDA.  It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or subsequently to commercialize our product candidates, including:

•	FDA, DEA or NIDA may not authorize the use and distribution of sufficient quantities of product for clinical testing;
•	regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

Our development and commercialization strategy for NB1222 may depend, in part, on published scientific literature and the FDA's prior findings regarding the safety and efficacy of Dronabinol, based on data not developed by us, but upon which the FDA may rely in reviewing our NDA.

The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA's previous findings of safety and efficacy for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the listed product's label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions. Depending on guidance from the FDA, we may decide to submit an NDA for NB1222 under Section 505(b)(2) relying, in part, on the FDA's previous findings of safety and efficacy from investigations for the  approved drug product Dronabinol for which we have not received a right of reference and published scientific literature. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval, the FDA may require us to perform additional clinical trials or measurements to support approval. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA's interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA's interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including NB1222.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies quoted on the OTCQB, where our shares of common stock will be quoted, generally have been very volatile and have experienced sharp share-price and trading-volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of March 14, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates own approximately 56.93% of our outstanding voting stock. Accordingly, our directors and executive officers have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders' interest and adversely impact the rights of holders of our common stock.

We have a total of 236,000,000 shares of common stock authorized for issuance and up to 20,000,000 shares of preferred stock with the rights, preferences and privileges that our Board of Directors may determine from time to time. We have reserved 1,180,000 shares for issuance upon the exercise of outstanding options and 10,879,500 shares for issuance upon the exercise of outstanding warrants. As of March 14, 2016, we had 204,037,337 shares of common stock available for issuance.  We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock.  Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us.  Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

As a result of the reverse merger transaction in October 2014 (the “Merger”), the former business and management of the Company have been replaced with our current business and management team. Prior to the Merger, there were no relationships or other connections among the businesses or individuals associated with those two entities. As a result, the former business may have material liabilities that are not yet discovered. We could experience losses as a result of any such undisclosed liabilities that are discovered, which could materially harm our business and financial condition. Although the merger agreement contains customary representations and warranties from the Company concerning its assets, liabilities, financial condition and affairs, there may be limited or no recourse against the Company's pre-Merger stockholders or principals in the event those representations prove to be untrue. As a result, the stockholders of the Company bear some, or all, of the risks relating to any such unknown or undisclosed liabilities.

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

We are an “emerging growth company” as defined in the JOBS Act and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

Management intends to take full advantage of the regulatory relief afforded by the JOBS Act.  We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual non-binding advisory vote on executive compensation and nonbinding stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may become more volatile.

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

The issuance of shares upon conversion of the Preferred Stock and exercise of outstanding warrants and options may cause immediate and substantial dilution to our existing stockholders.

If the price per share of our common stock at the time of conversion of shares of our Preferred Stock, and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of March 14, 2016, we had (i) outstanding shares of Preferred Stock which are convertible into an aggregate of 5,625,000 shares of our common stock at a conversion price of $0.80 per share, and (ii) warrants to purchase up to 10,879,500 shares of our common stock at exercise prices ranging from $1.00 to $5.00 per share, and (iii) options to purchase up to 1,180,000 shares of our common stock at exercise prices ranging from $0.42 to $3.00 per share.  Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Our failure to comply with the covenants and conditions contained in the Certificate of Designations for our Preferred Stock, including as a result of events beyond our control, could result in the occurrence of a triggering event, which could materially and adversely affect our operating results and our financial condition.

The Certificate of Designations for our Preferred Stock requires us to comply with various operational and other covenants. If a triggering event under the Certificate of Designations were to occur that is not cured or waived, the holders of our Preferred Stock have the right to require us to redeem all or a part of the holders’ shares of Preferred Stock at a premium price per share. We cannot assure you that our assets or cash flow would be sufficient to fully redeem the shares of Preferred Stock, upon the occurrence of a triggering event, or that we would be able to finance or restructure the redemption price. This would have a material adverse impact on our liquidity, financial position and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices and corporate offices consist of approximately 4,087 square feet located at 650 Town Center Drive, Suite 1770, Costa Mesa, CA 92626. Our lease expires on October 31, 2016 and our annual rent is $64,476, payable in equal monthly installments with annual escalations.

Our laboratory and office space consists of approximately 3,415 square feet located at the Innovation Hub, Insight Park on the UM campus.  Our lease expires on December 31, 2017 and our annual rent is approximately $111,000, payable in equal monthly installments with annual escalations. Our facilities are adequate and suitable for our current needs.

We have no policies with respect to investments in real estate or interests in real estate.

Item 3. Legal Proceedings.

As of the date of this report, we are not currently involved in any legal proceedings, except as specified below:

On December 24, 2015, the Company's former Chief Executive Officer, John B. Hollister, filed a complaint against the Company and the Company’s Executive Chairman of the Board in the Superior Court of Los Angeles County, California. The complaint purports to allege claims against the Company and its Executive Chairman arising out of his termination, including a breach of contract claim. The complaint seeks unspecified monetary damages and attorney fees and expenses against the Company and its Executive Chairman.  The Company believes the facts alleged in the complaint are grossly inaccurate, and the claims are entirely without merit.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.   Our common stock is quoted on the OTCQB under the symbol “NMUS” since November 26, 2014.  There can be infrequent trading volume, which precipitates wide spreads in the “bid” and “ask” quotes of our common stock, on any given day. On March 14, 2016, the last reported sale price of our common stock on the OTCQB was $0.79 per share.

The following table sets forth, for the quarters indicated, the high and low bid prices per share of our common stock on the OTCQB, reported by the Financial Industry Regulatory Authority Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low

December 31, 2015	$0.86	$0.55
September 30, 2015	$2.00	$0.50
June 30, 2015	$5.55	$1.60
March 31, 2015	$7.75	$1.55
December 31, 2014*	$11.00	$3.00

* between November 26, 2014 and December 31, 2014

Holders. The approximate number of stockholders of record at March 2, 2016, was 75.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Securities.

On January 7, 2015, we sold 241,663 shares of our common stock to seven investors in exchange for aggregate proceeds of $724,989, or $3.00 per share. The shares of common stock and warrants were issued in a transaction which the Company believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC. The investors have represented that they are accredited investors, as that term is defined in Regulation D, and that they are acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On April 1, 2015, we sold 110,000 shares of Series A Preferred Stock and warrants to purchase 22,000 shares of the Company's common stock at an exercise price of $5.00 per share for a term of five years to three investors in exchange for aggregate proceeds of $275,000, or $2.50 per share. The shares of Series A Preferred Stock and warrants were issued in a transaction which the Company believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC. The investors have represented that they are accredited investors, as that term is defined in Regulation D, and that they are acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On April 7, 2015, we sold 140,000 shares of Series A Preferred Stock and warrants to purchase 28,000 shares of the Company's common stock to five investors at an exercise price of $5.00 per share for a term of five years to two investors in exchange for aggregate proceeds of $350,000, or $2.50 per share. The shares of Series A Preferred Stock and warrants were issued in a transaction which the Company believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC. The investors have represented that they are accredited investors, as that term is defined in Regulation D, and that they are acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On April 24, 2015, we issued to one of our investors in exchange for advisory services warrants that vest immediately to purchase 100,000 shares of common stock with an exercise price of $5.00 per share with a term of ten years. We estimated the warrant value to be $326,000 utilizing the Black Scholes option pricing model. The warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On April 28, 2015, we issued to a former service provider in exchange for payment of our outstanding invoice warrants that vest immediately to purchase 6,000 shares of common stock with an exercise price of $2.50 per share. We estimated the warrant value to be $10,000 which represented the value of the trade debt extinguished. The warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On April 28, 2015, we issued to a former service provider in exchange for financial advisory and public relations consulting services warrants to purchase 90,000 shares of common stock with an exercise price of $2.50 per share with a term of five years. We estimated the warrant value to be $67,950 utilizing the Black Scholes option pricing model. The warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On May 29, 2015, we sold 150,000 shares of Series A Preferred Stock and warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $5.00 per share for a term of five years to five investors in exchange for aggregate proceeds of $375,000, or $2.50 per share. The shares of Series A Preferred Stock and warrants were issued in a transaction which the Company believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC. The investors have represented that they are accredited investors, as that term is defined in Regulation D, and that they are acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On June 8, 2015, we issued to a service provider in exchange for consulting services warrants that vest immediately to purchase 10,000 shares of common stock with an exercise price of $5.00 per share with a term of five years. We estimated the warrant value to be $14,700 utilizing the Black Scholes option pricing model.  The warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is afforded by Regulation S.

On July 3, 2015, we sold 180,000 shares of Series A Preferred Stock and warrants to purchase 36,000 shares of the Company's common stock at an exercise price of $5.00 per share for a term of five years to four investors in exchange for aggregate proceeds of $450,000, or $2.50 per share. The shares of Series A Preferred Stock and warrants were issued in a transaction which the Company believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC. The investors have represented that they are accredited investors, as that term is defined in Regulation D, and that they are acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On August 20, 2015, we sold 5,000 shares of Series B Preferred Stock and warrants to purchase 6,250,000 shares of the Company's common stock at an exercise price of $1.15 per share for a term of five years to certain accredited investors at an aggregate purchase price of $5,000,000, or $1,000 for each preferred share and related warrants. The shares of Series A Preferred Stock and warrants were issued in a transaction which the Company believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the SEC. The investors have represented that they are accredited investors, as that term is defined in Regulation D, and that they are acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On August 25, 2015, we issued to a placement agent in exchange for financing raising services warrants to purchase up to 187,500 shares of common stock with an exercise price of $1.15 per that expire in August 2020. The warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On October 20, 2015, we issued an aggregate of 1,200,000 shares of common stock to our officers and directors in exchange for their respective services to the Company. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

On November 30, 2015, we issued to a service provider warrants to purchase 120,000 shares of common stock in exchange for financial advisory and public relations consulting services.  Fifty percent (50%) of the warrants vest immediately and the remainder in six months.  We estimated the warrant value of the vested portion to be $23,400 utilizing the Black Scholes option pricing model. The warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the year ended December 31, 2015, for the sale of registered securities.

Issuer Purchases of Equity Securities. None during the period covered by this report.

Penny Stock Regulation.   Shares of our common stock will probably be subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2015 and 2014 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

Unless otherwise provided in this Annual Report,  references to "we," "us," "our" and "Nemus" in this discussion and analysis refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. (“LGL”), together with its wholly-owned subsidiary,  Nemus, a California corporation (“Nemus Sub”). Nemus Sub became the wholly owned subsidiary of Nemus Bioscience, Inc. through the closing of a reverse merger transaction (the “Merger”) pursuant to which a wholly owned subsidiary of LGL formed solely for the purpose of the Merger merged with and into Nemus and LGL changed its name to Nemus Bioscience, Inc.

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

Recent Events

UM 5050 pro-drug agreements:

In September of 2014, the Company executed three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. The license agreement for the field of oral delivery also includes rights to UM 1250, a bio-adhesive hot melt extruded film for topical and mucosal adhesion application and drug delivery.  The license agreements contain certain milestone and royalty payments, as defined therein. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. In the case of the ocular license the Company was required to reimburse sunk patent expenses of $70,678 in February 2015; this amount was reflected in accrued license and patent reimbursement fees as of December 31, 2014. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.

In October of 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 and the option period was for six months expiring on March 31, 2015. On September 29, 2015, the Company exercised its right to renew for an additional six months under the same financial terms and conditions.

In September of 2015, the Company entered into a research agreement with UM to advance Nemus' lead proprietary cannabinoid-based therapy (UM5050) developed for the treatment and management of glaucoma into an optimized once-daily treatment formulation. The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $107,476 of research and development expense for the year ended December 31, 2015 which represents work completed under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

UM 8930 prodrug agreements:

In July of 2015, the Company entered into a research agreement with UM to begin studies concerning research and development of cannabidiol (CBD) formulations.  The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $37,120 of research and development expense for the year ended December 31, 2015 which represents work completed under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

As a result of our due diligence, in December of 2015, we executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, a pro-drug formulation of cannabidiol, or CBD for products administered through each of ocular or rectal delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is a one-time upfront payment of $65,000 per license agreement, payable in four equal monthly installments that started on December 15, 2015. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.

Other prodrugs and potential formulations:

In March of 2015, we entered into a research agreement with UM to begin in vitro studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.  The fee payable to UM under the agreement is based on the achievement of certain milestones in the project. We recognized $66,747 of research and development expense for the year ended December 31, 2015 which represented work completed under this contract. We plans to move into in vivo studies of this compound in 2016.  Either party may terminate the agreement with 30 days written notice.

On December of 2015, we entered into a research agreement with UM to advance specialized cannabinoid derivatives for the treatment of chemo-therapy induced peripheral neuropathy (CIPN).  The fee payable to UM is based on the achievement of certain milestones in the project. We did not recognize any research and development expense for the year ended December 31, 2015 as work had not yet commenced under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

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

Property and Equipment, Net

Expenditures for additions, renewals and improvements of property and equipment will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Segment Information

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") No. 280, "Segment Reporting" establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group ("CODM"), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. The Company has not commenced its planned principal operation; as such, we operate in a single reportable segment.

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

Earnings per share

The Company applies FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings or loss per share would include the dilutive effect of awards granted to employees under stock-based compensation plans, if any. There were no dilutive awards outstanding at December 31, 2015.

Recent accounting pronouncements

In November 2015, the FASB issued ASU No. 2015-17 “Income Taxes – Balance Sheet Classification of Deferred Taxes” (Topic 740). The FASB is issuing this update as part of its initiative to reduce complexity in the accounting standards. To simplify the presentation of deferred income taxes, this update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. Accordingly, the Company has elected to adopt these changes for the year ended December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (Topic 842) intended to improve financial reporting around leasing transactions.  The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment.  The ASU will require organizations that lease assets – referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. . The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

Results of Operations

For the years ended December 31, 2015 and 2014

Revenues.  To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses.   For the year ended December 31, 2015, our total operating expenses were $4,317,110 as compared to $2,731,661 for the year ended December 31, 2014. The increase in operating expenses was due primarily to an increase in general and administrative expenses consisting of salaries, consulting, professional fees and stock based compensation expense in the year ended December 31, 2015, as discussed below.

Research and development. Research and development expenses for the year ended December 31, 2015, were $576,093 which consisted of new license fees for the CBD pro drug molecule, license fee renewals, option expenses, and contract R&D fees incurred by the University of Mississippi. For the year ended December 31, 2014, our research and development expenses were $227,500 which consisted of license fees payable to the University of Mississippi to obtain the rights to the UM 5050 THC pro drug.

General and administrative. General and administrative expenses for the year ended December 31, 2015 were $3,741,017 which primarily consisted of salaries, consulting, professional fees, and stock based compensation expense associated with our costs of being a public company. By comparison, our general and administrative expenses for the year ended December 31, 2014 were $2,504,161 and consisted primarily of professional fees in order to prepare for becoming a public company along with fees paid to advisors.

Other income and expenses. For the year ended December 31, 2015, the Company had non-operating expenses of $522,335 which were comprised of the following:

1)	$986,000 which represented a change in the fair value of the conversion right related to the Series A preferred stock issuance. This amount represents the incremental value of shares that were required to be issued to the preferred stockholders as a result of a down-round financing of Series B preferred stock.
2)	$17,945 represents a change in the fair value of the conversion right related to the Series B preferred stock issuance. This loss was estimated via third party independent valuations conducted both at the closing date of the Series B and as of December 31, 2015.
3)	($481,610) of other income as a result of a change in the fair value of the Series B warrant liability as a result of the independent valuation conducted as of December 31, 2015.

For the year ended December 31, 2014, other income and expenses were $0.

Net Loss. For the year ended December 31, 2015, we had a net loss of $4,841,161 as compared to a net loss of $2,734,166 for the year ended December 31, 2014. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We had cash and cash equivalents of $3,221,209 as of December 31, 2015, as compared to $207,330 as of December 31, 2014. This increase was attributable to the completion of our Series B Preferred Stock financing which resulted in gross proceeds of $5.0 million. We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company.  Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date our consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this report on pages F-1 through F-20.

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

(b) Effective on October 31, 2014 and with the approval of our Board of Directors, we have engaged Mayer Hoffman McCann P.C. ("MHM") as our new independent registered public accounting firm. MHM was engaged by Nemus Sub before it became our wholly owned subsidiary to audit its consolidated financial statements for the six-month period ended June 30, 2014, year ended December 31, 2013, and the period from inception (July 17, 2012) to December 31, 2012 and the related statements of operations, changes in stockholders' deficit and cash flows for the periods then ended, which are filed as Exhibit 99.1 to this Current Report on Form 8-K filed on October 31, 2014.

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

Management’s annual report on internal control over financial reporting.

Brian S. Murphy, our Chief Executive Officer, and Elizabeth M. Berecz, our Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this Annual Report, with respect to our directors and executive officers.

Name	Age	Position
Dr. Brian S. Murphy	58	Chief Executive/Medical Officer, Director
Elizabeth M. Berecz	52	Chief Financial Officer, Secretary
Cosmas N. Lykos	48	Co-Founder and Chairman of the Board, Director
Douglas S. Ingram	52	Director
Gerald W. McLaughlin	48	Director
Thomas A. George	60	Director

Dr. Brian S. Murphy. Dr. Murphy was appointed as our Chief Medical Officer in October 2014 and was appointed as Chief Executive Officer and as a director in August 2015. Dr. Murphy was the Chief Medical Officer of Nemus Sub from August 2014 to October 2014. From 2009 to August 2014, Dr. Murphy served as the Chief Medical Officer of Eiger Biopharmaceuticals. From 2003 to 2006, Dr. Murphy was Chief Medical Officer at Epiphany Biosciences. From 2003 to 2006, Dr. Murphy was Chief Medical Officer at Valeant Pharmaceuticals International (VRX) where his responsibilities also included oversight of Global Medical Affairs and Pharmacovigilance. Dr. Murphy also served as Medical Director, then Vice President of Marketing and Commercial Strategy of Hepatology for InterMune, Inc. (ITMN). From 2000 to 2002, Dr. Murphy was Medical Director of North America for Antivirals/Interferons/Transplant at Hoffmann-LaRoche. Prior to joining industry, Dr. Murphy was Assistant Professor of Medicine at New York Medical College and was Director of the Clinical Strategies Program at St. Vincent's Hospital in New York City, the lead hospital of the Catholic Healthcare Network of New York. Dr. Murphy is board-certified in internal medicine and completed his residency in internal medicine at Tufts-New England Medical Center and served as Chief Medical Resident in the Boston University program. Dr. Murphy completed parallel fellowship tracts at Harvard Medical School, one in internal medicine/clinical Epidemiology at the Massachusetts General Hospital and the other in Medical Ethics addressing issues of distributive justice and access to care at Brigham & Women's Hospital. Dr. Murphy earned his MD, MPH (general public health), and MS (pharmacology) degrees from New York Medical College and is a graduate of the Harvard School of Public Health (MPH in Health Policy and Management). He earned his MBA at the Columbia University Graduate School of Business.

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

Douglas S. Ingram. Mr. Ingram was appointed as our Vice Chairman of the Board and a member of our Board of Directors in June 2015.  Douglas S. Ingram served as President of Allergan, Inc., a NYSE listed multi-specialty health care company focused on developing and commercializing pharmaceuticals, biologics, medical devices and over-the-counter products, from July 1, 2013 to March 17, 2015, when Allergan, Inc. was acquired by Actavis plc. With the acquisition, Mr. Ingram assumed the role of special advisor on the executive leadership team at Actavis. He is a board member of The Allergan Foundation. Prior to assuming his role as President, Mr. Ingram served as Allergen's Executive Vice President and President, Europe, Africa and Middle East from August 2010 to June 2013. Prior to that, he served as Executive Vice President, Chief Administrative Officer, and Secretary from October 2006 to July 2010 and led Allergan's Global Legal Affairs, Compliance, Internal Audit and Internal Controls, Human Resources, Regulatory Affairs and Safety, and Global Corporate Affairs and Public Relations departments. Mr. Ingram also served as General Counsel from January 2001 to June 2009 and as Secretary and Chief Ethics Officer from July 2001 to July 2010. During that time, he served as Executive Vice President from October 2003 to October 2006, as Corporate Vice President from July 2001 to October 2003 and as Senior Vice President from January 2001 to July 2001. Prior to that, Mr. Ingram was Associate General Counsel and Assistant Secretary from 1998 and joined Allergan in 1996 as Senior Attorney and Chief Litigation Counsel. Prior to joining Allergan, Mr. Ingram was an attorney at Gibson, Dunn & Crutcher LLP, an international full-service law firm, from 1988 to 1996. Mr. Ingram received his Juris Doctorate from the University of Arizona in 1988, graduating summa cum laude and Order of the Coif. In making the decision to nominate Mr. Ingram to serve as a director, the Board of Directors considered, in addition to the criteria referred to above, Mr. Ingram's experience in the healthcare industry, his demonstrated business acumen and leadership skills.

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

Thomas A. George. Thomas A. George has served as a member of our Board of Directors since January 2015.  Mr. George has over thirty years of experience in corporate finance and accounting, having served in a number of senior level positions with both public and private companies. Mr. George currently serves as the Chief Financial Officer of Deckers Brands (NYSE: DECK), which he joined in September 2009.  Prior to Deckers Brands, Mr. George was with Ophthonix, Inc. where he served as Chief Financial Officer since February 2005. Prior to Ophthonix, Inc., Mr. George spent more than seven years as Chief Financial Officer for Oakley, Inc., a NYSE publicly-traded sports and technical eyewear, apparel, accessories and retail company, now a division of Luxottica Group S.p.A. (NYSE: LUX). Earlier in his career, Mr. George held positions at Loral Corporation, International Totalizator Systems and Remec Corporation. He began his career at Coopers & Lybrand where he became a Certified Public Accountant. Mr. George is a graduate of the University of Southern California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2015, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

Audit Committee and Financial Expert

On February 23, 2015, our board established an audit committee which operates under a written charter that has been approved by our board. The members of our audit committee are Thomas A. George and Gerald W. McLaughlin. Mr. George serves as chairman of the committee and our board has determined that he is an “audit committee financial expert” as defined by applicable SEC rules.

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

Compensation and Compliance Committee

On May 31, 2015, our board established a compensation and compliance committee which operates under a written charter that has been approved by our board. The members of our compensation and compliance committee are Douglas S. Ingram and Gerald W. McLaughlin. Mr. Ingram serves as chairman of the committee.

Our compensation and compliance committee is responsible for: (1)  review and set or make recommendations to our board regarding the compensation of the Chief Executive Officer and the other executive officers; (2) review and discuss with management the Company's compensation discussion and analysis and consider whether it will recommend to the Board that the Company's compensation discussion and analysis be included in the appropriate filing; (3) identify individuals qualified to become members of our board and ensure that our board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds; (4) make recommendations to our board regarding governance matters; (5) perform an evaluation of the performance of the compensation and compliance committee; and (6) review and reassess its Charter and submit any recommended changes to our Board for its consideration. The Compensation and Compliance Committee Charter is filed as Exhibit 99.2 to our Report on Form 8-K filed on June 4, 2015.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2015 and 2014 of our named executive officers as determined in accordance with SEC rules

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $ (1)	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Dr. Brian S. Murphy, CEO/CMO	2015	330,000	0	281,250	0	0	0	0	611,250
	2014	63,462	0	0	588,150	0	0	0	651,612

Elizabeth M. Berecz, CFO	2015	225,000	0	262,500	0	0	0	0	487,500
	2014	51,923	0	0	432,500	0	0	0	484,423

Cosmas N. Lykos, Chairman	2015	0	0	243,750	0	0	0	120,000(3)	363,750
	2014	0	0	0	341,250	0	0	20,000 (3)	361,250

John B. Hollister, former CEO (2)	2015	268,062	0	0	0	0	0	0	268,062
	2014	76,154	0	0	656,400	0	0	0	732,554
(1)	Amounts reflect the full grant date fair value of restricted stock awards and stock options, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of restricted stock awards granted to our executives in Note 1 and 4 to our consolidated financial statements included elsewhere in this Form 10-K.
(2)	John B. Hollister was terminated as Chief Executive Officer on August 24, 2015.
(3)
Amount represents consulting fees paid in 2014 to K2C, Inc. (“K2C”), which is wholly owned by Mr. Lykos, in respect of services performed by Mr. Lykos.  In June 2014, our subsidiary entered into an independent contractor agreement with K2C, pursuant to which we pay K2C a monthly fee for services performed by Mr. Lykos for our company.  The term of this agreement will expire on June 1, 2016, subject to automatic one-year extensions.  The monthly fee under the agreement is $10,000.  Under the agreement, Mr. Lykos is also eligible to participate in our health, death and disability insurance plans.  In addition, beginning in 2015, Mr. Lykos is a participant in our change in control severance plan.

Employment and Severance Arrangements

We do not have employment agreements with any of our executive officers.

In February 2015, we adopted a change in control severance plan, in which our named executive officers participate, that provides for the payment of severance benefits if the executive’s service is terminated within twelve months following a change in control, either due to a termination without cause or upon a resignation for good reason (as each term is defined in the plan).

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

In addition, the restricted stock awards granted to Dr. Murphy and Ms. Berecz in October 2015 will vest in full on a change in control (as defined in our 2014 Omnibus Incentive Plan).

Outstanding Equity Awards at Fiscal Year-end. As of December 31, 2015, the named executive officers held the following outstanding Company equity awards.  Mr. Hollister terminated services in August 2015 and as of December 31, 2015 did not hold any outstanding Company equity awards.

	Option Awards					Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock Not Vested (#) (2)	Market Value of Shares Not Vested ($) (3)

Dr. Brian S. Murphy, CEO/MO	10/31/2014	96,000	384,000	$0.42	10/31/2024
	11/21/2014	35,000	140,000	$0.42	11/21/2024
	10/20/2015					375,000	262,500
Elizabeth M. Berecz CFO	10/31/2014	20,000	80,000	$0.42	10/31/2024
	11/21/2014	30,000	120,000	$0.42	11/21/2024
	10/20/2015					350,000	245,000
Cosmas N. Lykos, Chairman	11/21/2014	68,250	273,000	$0.42	11/21/2024
	10/20/2015					325,000	243,750

(1)            All of the options specified above vest as follows: 20% of total vests on each anniversary of the grant date over five years, subject to the grantee’s continued service.  The options granted expire 10 years after the date of grant.
(2)            Each award of restricted stock vests in full on the three year anniversary of the grant date, subject to the grantee’s continued service.
(3)            The market value of shares that have not vested is calculated based on the per share closing price of our common stock on December 31, 2015.

There were no exercises of stock options by our named executive officers during the year ended December 31, 2015.

Director Compensation. Our directors received the following compensation for their service as directors of the Company during the fiscal year ended December 31, 2015. Our directors generally received an annual cash retainer equal to $20,000.  In addition, we grant stock options and restricted stock awards.

DIRECTOR COMPENSATION(1)
Name	Fees Earned or Paid in Cash	Stock Awards $ (2) (4)	Option Awards $ (3) (4)	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Douglas S. Ingram, director	20,000	45,000	85,200	0	0	0	150,200
Gerald W. McLaughlin, director	20,000	22,500	0	0	0	0	42,500
Thomas A. George	20,000	45,000	243,200	0	0	0	308,200

(1)  Does not include compensation received for services provided as executive officers.
(2)  Amounts reflect the full grant date fair value of restricted stock awards, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of restricted stock awards granted to our directors in Note 1 and 4 to our consolidated financial statements included elsewhere in this Form 10-K.
(3)  Amounts reflect the full grant date fair value of stock options granted in 2015 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock options granted to our directors in Notes 1 and 4 to our consolidated financial statements included elsewhere in this Form 10-K.
(4)   As of December 31, 2015 Messrs. Ingram, McLaughlin and George held 60,000, 30,000 and 60,000, respectively, shares of restricted stock.  In addition, Messrs. Ingram, McLaughlin and George held stock options covering 40,000, 20,000 and 40,000 shares of common stock, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans.   The table below includes the following information as of December 31, 2015 for Nemus Bioscience, Inc. 2014 Omnibus Incentive Plan.  Shares available for issuance under the 2014 Omnibus Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock, restricted stock unit awards, performance awards and other stock-based or cash-based awards, as selected by the plan administrator.  For additional information about the 2014 Omnibus Incentive Plan, refer to Note 4 to our consolidated financial statements included elsewhere in this Form 10-K.

Equity Compensation Plan Information
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares of common stock reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,180,000	$0.63	820,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,180,000	$0.63	820,000

Security Ownership of Certain Beneficial Owners and Management. The following table sets forth certain information with respect to beneficial ownership of our common stock, by:

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

The information set forth in the table below is based on 19,903,163 shares of our common stock issued and outstanding on March 14, 2016.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Richard D. Squires 2101 Cedar Springs Road, Suite 1525 Dallas, TX 75201	1,875,000 shares (1)	9.42%

Entities affiliated with Brian D. Ladin 2101 Cedar Springs Road, Suite 1525 Dallas, TX 75201	1,064,549 shares (2)	5.35%

Reg Lapham 375 Redondo Ave., #137 Long Beach, CA 90814	5,017,200 shares (3)	23.88%

Dr. Brian S. Murphy	506,000 shares (4)	2.52%

Elizabeth M. Berecz	400,000 shares (5)	2.00%

Gerald W. McLaughlin	67,250 shares (6)	*

Thomas A. George	68,000 shares (7)	*

Cosmas N. Lykos	4,834,400 shares (8)	22.98%

Douglas S. Ingram	392,500 shares (9)	1.97%

All executive officers and directors as a group	6,050,150 shares (4)(5)(6)(7)(8)(9)	31.38%

 * Denotes less than 1% of class.

(1)	Based on a Form 3 filed with the SEC on April, 3, 2015 and a Schedule 13G/A filed with the SEC on April 20, 2015, consists of (i) 1,485,000 shares of common stock and warrants to purchase 371,250 shares of common stock held by Richard D. Squires and (ii) 15,000 shares of common stock and warrants to purchase 3,750 shares of common stock held by RDS Holdings, Inc. Mr. Squires is the President of RDS Holdings. The warrants held by Mr. Squires and RDS Holdings, Inc. may all be exercised within 60 days of March 14, 2016.
(2)	Based on a Schedule 13G/A filed with the SEC on April 20, 2015, consists of (i) 515,862 shares of common stock held by TC Global Management LLC, (ii) 299,589 shares of common stock held by Southern Investments I LLC and (iii) 249,098 shares of common stock held by BRL TX-Family LP. Brian D. Ladin is the manager of TC Global, Southern Investments and BRL Family LLC which is the general partner of BRL TX-Family.
(3)	Includes 1,110,000 shares of common stock underlying warrants granted to Reg Lapham, all of which may be exercised within 60 days of March 14, 2016.
(4)	Includes 131,000 shares of common stock underlying options granted to Brian S. Murphy, all of which may be exercised within 60 days of March 14, 2016, and 375,000 shares of restricted stock subject to three year cliff vesting from October 20, 2015.
(5)	Includes 131,000 shares of common stock underlying options granted to Elizabeth M. Berecz, all of which may be exercised within 60 days of March 14, 2016, and 350,000 shares of restricted stock subject to three year cliff vesting from October 20, 2015.
(6)	Includes (i) 4,000 shares of common stock underlying options granted to Gerald W. McLaughlin, all of which may be exercised within 60 days of March 14, 2016 (ii) 2,000 shares of common stock underlying warrants issued to Gerald W. McLaughlin, all of which may be exercised within 60 days of March 14, 2016, and (iii) 30,000 shares of restricted common stock subject to one year vesting from October 20, 2015.
(7)	Includes 8,000 shares of common stock underlying options granted to Thomas A. George, all of which may be exercised within 60 days of March 14, 2016 and 60,000 shares of restricted stock subject to one year vesting from October 20, 2015.
(8)	Includes (i) 25,000 shares of common stock underlying options granted to Cosmas N. Lykos, all of which may be exercised within 60 days of March 14, 2016 (ii) 1,110,000 shares of common stock underlying warrants issued to Cosmas N. Lykos, all of which may be exercised within 60 days of March 14, 2016, and (iii) 325,000 shares of restricted stock subject to three year cliff vesting from October 20, 2015.
(9)	Includes 20,000 shares of common stock underlying warrants issued to Douglas S. Ingram, all of which may be exercised within 60 days of March 14, 2016, and 60,000 shares of common stock subject to one year vesting from October 20, 2015.

Changes in Control.   Our   management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as specified below, there have been no other transactions with related persons since the beginning of our last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of Nemus’ total assets as of December 31, 2014 and 2015, and in which any related person had or will have a direct or indirect material interest.

Our subsidiary Nemus Sub was a party to an independent contractor agreement with an entity owned by Reg Lapham, our former officer and director, which provided services to our subsidiary.  The total compensation paid to that entity for the year ended December 31, 2015 was $0, for the year ended December 31, 2014 was $348,000, for the year ended December 31, 2013 was $120,000, and the period from inception (July 17, 2012) to December 31, 2012 was $60,000. This independent contractor’s agreement was terminated as of November 7, 2014.

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

Director Independence.  We believe that Douglas S. Ingram, Gerald W. McLaughlin and Thomas A. George are independent members of our Board of Directors as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.  We believe that Thomas A. George and Gerald W. McLaughlin are independent members of our Audit Committee as that term is defined in Rule 5605(c) of the Nasdaq Listing Rules.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and quarterly review of the consolidated financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $174,446 and $108,500, respectively.

Audit-Related Fees. The aggregate fees billed in the fiscal year ended December 31, 2015 and 2014 for services  reasonably related to the performance of the audit or review of the consolidated financial statements outside of those fees disclosed above under “Audit Fees” were $0 and $3,400, respectively.

Tax Fees. For each of the fiscal years ended December 31, 2015 and 2014, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $34,400 and $3,150, respectively. These tax services included professional services for preparation of income tax returns.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the members of the Audit Committee in accordance with its procedures.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Nemus Bioscience, Inc. and Subsidiary (“the Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nemus Bioscience, Inc. and Subsidiary as of December 31, 2015 and 2014, and results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring operating losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Orange County, California
March 18, 2016

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2015	2014
Current assets
Cash and cash equivalents	$3,221,209	$207,330
Restricted cash	37,500	-
Prepaid expenses	158,946	64,489
Other current assets	36,126	36,580
Total current assets	3,453,781	308,399

Property and equipment, net	13,383	21,354

Other assets
Deposits and other assets	43,884	18,594
Total other assets	43,884	18,594

Total assets	$3,511,048	$348,347

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT

	December 31,	December 31,
	2015	2014
Current liabilities
Accounts payable	$125,357	$409,497
Accrued payroll and related expenses	46,268	45,566
Accrued license and patent reimbursement fees	97,500	119,428
Accrued expenses	228,645	125,799
Stock subscription liability	-	100,000
Provision for conversion of Series B preferred stock	84,090	-
Income taxes payable	-	800
Total current liabilities	581,860	801,090

Noncurrent liabilities
Deferred rent	3,233	805
Series B warrants	2,454,959	-

Total noncurrent liabilities	2,458,192	805

Total liabilities	3,040,052	801,895

Commitments and contingencies
(Note 3)

Redeemable Convertible Series B Preferred Stock, $0.001 par value,
20 million shares authorized; 4,500 issued and outstanding as of December 31, 2015 and none issued and outstanding as of December 31, 2014, net of $493,770 of issuance costs;
$4.5 million liquidation preference as of December 31, 2015	1,363,200	-

Stockholders’ deficit
Common stock, $0.001 par value; 236 million shares authorized;
19,903,163 issued and outstanding as of December 31, 2015 and 16 million issued and outstanding as of December 31, 2014	19,903	16,000
Additional paid-in-capital	6,086,987	2,257,771
Warrants	759,386	190,000
Accumulated deficit	(7,758,480)	(2,917,319)

Total stockholders’ deficit	(892,204)	(453,548)

Total liabilities and stockholders’ deficit	$3,511,048	$348,347

See accompanying notes to the audited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Operating expenses
Research and development	$576,093	$227,500
General and administrative	3,741,017	2,504,161

Total operating expenses	4,317,110	2,731,661

Operating loss	(4,317,110)	(2,731,661)

Other expense
Change in fair value of warrant liability	(481,610)	-
Change in fair value of conversion rights
of Series B preferred stock	17,945	-
Change in fair value of conversion rights
of Series A preferred stock	986,000	-

Net loss before income taxes	(4,839,445)	(2,731,661)

Provision for income taxes	1,716	2,505

Net loss	$(4,841,161)	$(2,734,166)

Basic and diluted loss per common share	$(0.29)	$(0.27)

Shares used in computing basic and diluted loss per share	16,938,318	10,291,836

See accompanying notes to the audited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

			Stockholders' Deficit
	Redeemable Convertible		Convertible
	Series B Preferred Stock		Series A Preferred Stock		Common Stock					Total
							Additional		Accumulated	Stockholders'
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Paid-In-Capital	Warrants	Deficit	Deficit

Balance, December 31, 2013	-	$-	-	$-	7,770,000	$1,000	$-	$-	$(183,153)	$(182,153)

Issuance of common stock and warrants to investors, net of share issuance costs of $10,020, pre-merger	-	-	-	-	4,000,000	1,799,980	-	190,000	-	1,989,980

Issuance of common stock to investors in prior entity	-	-	-	-	1,110,000	466,200	-	-	-	466,200

Reverse merger common stock issuance with par value	-	-	-	-	3,120,000	(2,251,180)	2,251,180	-	-	-

Share issuance costs, post merger	-	-	-	-	-	-	(4,180)	-		(4,180)

Stock based compensation expense	-	-	-	-	-	-	10,771	-	-	10,771

Net loss for the year ended December 31, 2014	-	-	-	-	-	-	-	-	(2,734,166)	(2,734,166)

Balance, December 31, 2014	-	-	-	-	16,000,000	16,000	2,257,771	190,000	(2,917,319)	(453,548)

Issuance of common stock, net of issuance costs of $3,920	-	-	-	-	241,663	242	720,827	-	-	721,069

Issuance of common stock for services	-	-	-	-	24,000	24	167,976	-	-	168,000

Issuance of Series A Preferred Stock and common stock warrants, net of issuance costs of $19,700	-	-	580,000	1,317,141	-	-	-	113,161	-	1,430,302

Common stock warrants issued for services	-	-	-	-	-	-	-	456,225	-	456,225

Stock based compensation expense	-	-	-	-	-	-	351,845	-	-	351,845

Issuance of Series B Preferred Stock net of issuance costs of $493,770	5,000	1,580,422	-	-	-	-	-	-	-	-

Conversion of Series A Preferred Stock and conversion liability into common stock at $0.80 per share	-	-	(580,000)	(1,317,141)	1,812,500	1,812	2,301,329	-	-	986,000

Compensation expense from issuance of restricted common stock to employees and board members.	-	-	-	-	1,200,000	1,200	61,300	-	-	62,500

Conversion of Series B Preferred Stock to common stock	(500)	(217,222)	-	-	625,000	625	225,939	-	-	226,564

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	(4,841,161)	(4,841,161)

Balance, December 31, 2015	4,500	$1,363,200	-	$-	19,903,163	$19,903	$6,086,987	$759,386	$(7,758,480)	$(892,204)

See accompanying notes to the audited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,841,161)	$(2,734,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,953	1,908
Stock issued to investors in a prior entity	-	466,200
Stock-based compensation expense	414,343	10,771
Amortization of warrants and stock issued for services (1)(2)	585,111	-
Change in fair value of conversion rights
of Series A preferred stock	986,000	-
of Series B preferred stock	17,945	-
Change in fair value of warrant liabilities	(481,610)	-

Changes in assets and liabilities:
Restricted cash	(37,500)	-
Prepaid expenses (1)	(65,341)	(64,489)
Other current assets	454	(36,580)
Deposits and other assets	(25,290)	(18,594)
Accounts payable (2)	(274,142)	407,344
Accrued payroll and related expenses	702	45,566
Accrued license and patent reimbursement fees	(21,928)	119,428
Stock subscription liability	(100,000)	-
Accrued expenses and other liabilities	104,475	47,404

Net cash used in operating activities	(3,727,989)	(1,755,208)

Cash flows from investing activities:
Purchases of property and equipment	(1,982)	(23,262)

Net cash used in investing activities	(1,982)	(23,262)

Cash flows from financing activities:
Proceeds from common stock issuance, net of $3,920 and $14,200 issuance costs, respectively	721,021	1,985,800
Proceeds from Series A preferred stock issuance, net of $19,700 issuance costs	1,430,300	-
Proceeds from Series B preferred stock issuance, net of $407,521 issuance costs	4,592,529	-

Net cash provided by financing activities	6,743,850	1,985,800

Net increase in cash and cash equivalents	3,013,879	207,330

Cash and cash equivalents, beginning of the year	207,330	-

Cash and cash equivalents, end of the year	$3,221,209	$207,330

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$1,716	$1,705

Supplemental disclosures of non-cash financing and investing activities:

(1)
During the year ended December 31, 2015, the Company issued 320,000 warrants to purchase shares of our common stock for consulting services. The warrants were valued at $446,225. The Company also issued shares of common stock for consulting services valued at $168,000. Such amounts were recorded as a Prepaid Expense and are being amortized over the service period.

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

As of December 31, 2015, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

Business Activities

 On October 31, 2014, pursuant to an Agreement and Plan of Merger, dated October 17, 2014 (the "Merger Agreement"), LGL,  Nemus Acquisition Corp. ("Acquisition Sub"), Nemus Bioscience, Inc. ("Name Change Merger Sub"), and Nemus Acquisition Sub merged with and into Nemus and Nemus survived as a wholly-owned subsidiary of LGL (the "Merger"). Immediately after the Merger, LGL changed its name to "Nemus Bioscience, Inc." by merging with Name Change Merger Sub.  At the closing of the Merger and pursuant to the Merger Agreement, Nemus issued an aggregate of 3,120,000 shares of its common stock to the former stockholders of LGL in exchange for all of the outstanding shares of LGL’s capital stock, which when combined with the 12,880,000 shares of Nemus common stock outstanding, amounted to 16,000,000 total shares outstanding upon completion of the merger.

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

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2015, we had cash and cash equivalents of $3,221,209.  The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restricted Cash

                   A deposit of $37,500 as of December 31, 2015 was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company's credit cards.  Restricted cash as of December 31, 2014 was $0.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Series B warrant liability and the conversion liability for the Series B preferred stock were valued utilizing Level 3 inputs primarily from a third party independent appraisal conducted as of December 31, 2015.

Property and Equipment, Net

As of December 31, 2015, property and equipment, net, was $13,383, consisting primarily of computers and equipment. The Company had $21,354 of property and equipment, net, as of December 31, 2014. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Research and Development Expenses

Research and development ("R&D") costs are expensed when incurred. These costs may consist of external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants; license fees; employee-related expenses, which include salaries, benefits and stock-based compensation for the personnel involved in our preclinical and clinical drug development activities; and facilities expense, depreciation and other allocated expenses; and equipment and laboratory supplies.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, net of their related tax effect, arrived at a comprehensive loss. For the years ended December 31, 2015 and 2014, the comprehensive loss was equal to the net loss.

Earnings per share

The Company applies FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings or loss per share would include the dilutive effect of awards granted to employees under stock-based compensation plans, if any. There were no dilutive awards outstanding at December 31, 2015.

Recent accounting pronouncements

In November 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-17 “Income Taxes – Balance Sheet Classification of Deferred Taxes” (Topic 740). The FASB is issuing this update as part of its initiative to reduce complexity in the accounting standards. To simplify the presentation of deferred income taxes, this update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. Accordingly, the Company has elected to adopt these changes for the year ended December 31, 2015.

In February 2016, the FASB issued ASU No. 2016-02 “Leases” (Topic 842) intended to improve financial reporting around leasing transactions.  The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment.  The ASU will require organizations that lease assets – referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

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

UM 5050 pro-drug agreements:

On May 15, 2014, the Company entered into an Option Agreement in which UM granted Nemus a three-month option for conducting due diligence to exclusively license a suppository dosage form containing Dronabinol Hemi succinate and other esters ("NPC 4718").

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. The license agreement for the field of oral delivery also includes rights to UM 1250, a bio-adhesive hot melt extruded film for topical and mucosal adhesion application and drug delivery.  The license agreements contain certain milestone and royalty payments, as defined therein. The aggregate milestone payments under the license agreements if the milestones are achieved is $2.1 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. In the case of the ocular license the Company was required to reimburse sunk patent expenses of $70,678 in February 2015; this amount was reflected in accrued license and patent reimbursement fees as of December 31, 2014. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred on September 29, 2015.

In September 2015, the Company entered into a research agreement with UM to advance Nemus' lead proprietary cannabinoid-based therapy (UM5050) developed for the treatment and management of glaucoma into an optimized once-daily treatment formulation. The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $107,476 of research and development expense for the year ended December 31, 2015 which represents work completed under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

UM 8930 pro-drug agreements:

In July 2015, the Company entered into a research agreement with UM to begin studies concerning research and development of cannabidiol (CBD) formulations.  The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $37,120 of research and development expense for the year ended December 31, 2015 which represents work completed under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, a pro-drug formulation of cannabidiol, or CBD for products administered through each of ocular or rectal delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is a one-time upfront payment of $65,000 per license agreement, payable in four equal monthly installments that started on December 15, 2015. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payments under the license agreements if the milestones are achieved is $1.4 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for an option period ending March 31, 2016 that can subsequently be renewed for a six month period under the same financial terms and conditions.

Other pro-drugs and potential formulations:

In March 2015, in lieu of a license agreement, the Company entered into a research agreement with UM to begin in vitro studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.  The fee payable to UM under the agreement is based on the achievement of certain milestones in the project. The Company recognized $66,747 of research and development expense for the year ended December 31, 2015 which represented work completed under this contract. The Company plans to move into in vivo studies of this compound in 2016.  Either party may terminate the agreement with 30 days written notice.

On December 19, 2015, the Company entered into a research agreement with UM to advance specialized cannabinoid derivatives for the treatment of chemo-therapy induced peripheral neuropathy (CIPN).  The fee payable to UM is based on the achievement of certain milestones in the project. The Company did not recognize any research and development expense for the year ended December 31, 2015 as work had not yet commenced under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

3. Commitments and Contingencies

Lease Commitments

The Company leased temporary headquarters facilities under a month-to-month operating lease agreement. This lease was terminated effective December 31, 2014. Monthly rent expense under this lease was $2,060.

On September 1, 2014, the Company signed an operating lease for laboratory and office space at the Innovation Hub, Insight Park located on the University of Mississippi campus. The lease term commenced on October 1, 2014 and expires on December 31, 2017. There are annual escalating rent provisions and two months of free rent in the agreement. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent will be charged to expense each month during the lease period. The monthly amount charged to rent expense is $9,267.

In October 2014, we signed a lease agreement for our corporate office headquarters that consists of approximately 4,087 square feet located at 650 Town Center Drive, Suite 1770, Costa Mesa, CA 92626.   The lease expires on October 31, 2016 and our monthly rent is $5,373, payable in equal monthly installments with annual escalations.

In November 2015, the Company entered into an operating lease for its office and lab furnishings both in Costa Mesa and the Innovation Hub laboratory. The lease expires on November 3, 2017 and the monthly lease payments are $7,559.

Total net rent expense related to our operating leases for the year ended December 31, 2015 and 2014 was $242,729 and $60,736, respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of December 31, 2015 are as follows:

For the year ending December 31,
2016	$249,903
2017	149,466
2018	-
2019	-
2020	-
Thereafter	-
Total	$399,369

Independent Contractor Agreements

The Company has entered into independent contractor agreements with individuals that are operating in the capacity of our management team, or that are serving in an advisory role. Certain agreements expired once the individuals became full-time employees. Independent contractor fees for the year ended December 31, 2015 was $120,000 and for the year ended December 31, 2014 was $465,500. No independent contractor accounted for greater than 10% of our total expenditures for the year ended December 31, 2015. One contractor accounted for 13% of our total expenditures for the year ended December 31, 2014. This independent contractor’s agreement was terminated as of November 2014.

Legal Matters

General Litigation and Disputes

On December 24, 2015, the Company and its Executive Chairman of the Board were served with a complaint by the Company's former Chief Executive Officer, John B. Hollister. The complaint purports to allege claims arising out of his termination, including a breach of contract claim. The Company believes the facts alleged in the complaint are grossly inaccurate, and the claims are entirely without merit. Hollister was an at-will employee. His employment was terminated for good, lawful reasons at the unanimous recommendation of Company management, other than Hollister, and upon the unanimous vote of the members of the Board, other than Hollister.  The Company and its Executive Chairman have filed multiple meritorious claims they intend to vigorously pursue against Hollister.

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of December 31, 2015, the Company had no current proceedings or inquiries.

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

In June 2014, the Company sold 1,800,000 shares of common stock with no par value and warrants for a purchase price of $900,000 (the "June 2014 Stock Purchase Agreement") to a group of private investors. See additional discussion on warrants below.

In August 2014, the Company sold 2,200,000 shares of common stock with no par value and warrants for a purchase price of $1,100,000 to a group of private investors. See additional discussion on warrants below.

In October 2014, the Company issued 1,110,000 shares of common stock with no par value to eighteen individual investors that had participated in a prior entity founded by Nemus' then current president. Such entity has been insolvent and not operating since the inception date of Nemus. The issuance of these shares was in exchange for the signing of a release of claims against the Company, its President, and the former entity. The Company recorded a general and administrative expense of $466,200 in the fourth quarter of 2014 to reflect the fair market value of the common stock issued in exchange for the release of claims. The fair market value of the common stock issued was determined via an independent third-party valuation conducted as of October 31, 2014.

In January 2015, the Company sold 241,663 shares of common stock with par value of $0.001 for a purchase price of $724,989 to a group of private investors.

In March 2015, the Company issued 24,000 shares of common stock with par value of $0.001 to a third party in exchange for services to be performed related to raising additional capital. The Company recorded a prepaid expense of $168,000 in the first quarter to reflect the fair market value of the common stock issued and is amortizing this expense over the contract service period which is one year. The fair market value was determined utilizing the Company's closing stock price as of the commencement date of the contract service period. For the year ended December 31, 2015, the Company amortized $155,806 to general and administrative expense.

In August 2015, in conjunction with the Series B Preferred Stock sale (discussed below), the Company raised $5.0 million at $1,000 per share resulting in the automatic conversion of the Series A Preferred Stock to common stock. This resulted in the conversion of 580,000 shares of Series A Preferred Stock at $2.50 per share to the equivalent of 1,812,500 shares of common stock.

In December 2015,  a Series B Preferred Stockholder converted 500 shares of their preferred stock to common stock as allowed under the Series B Stock Agreement (discussed below), resulting in the issuance of 625,000 shares of common stock at an effective price of $0.80 per share.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share.

Series A Preferred Stock:  In April 2015, the Company sold 250,000 shares of Series A preferred stock with par value of $0.001 and 50,000 warrants to purchase the Company's common stock for an aggregate purchase price of $625,000, or $2.50 per share to a group of private investors. The shares of preferred stock automatically convert to shares of common stock either at (i) a subsequent equity financing of at least $1,000,000 or (ii) October 1, 2015, whichever is earlier. The warrants are exercisable at a price of $5.00 per share and expire five years from the issuance date. In May 2015, the Company sold 150,000 shares and 30,000 warrants and in July 2015, the Company sold 180,000 shares and 36,000 warrants under the same terms and conditions.

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

In December 2015, a Series B Preferred Stock holder converted 500 shares of their preferred stock to common stock at the conversion rate of 1,250:1 resulting in the issuance of 625,000 shares of common stock. As a result of this conversion, the liquidation preference for the Series B Preferred Stock has been reduced to $4.5 million.

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

In March 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 90,000 shares of common stock with an exercise price of $2.50 per share with a term of five years and vest quarterly over one year. These warrants were in exchange for services performed beginning in the first quarter and were subsequently issued in April 2015. The Company estimated the vested warrant value to be $82,125 utilizing the Black Scholes option pricing model and amortized $80,805 for services provided through December 31, 2015.

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

In August 2015, the Company issued 187,500 warrants to purchase common stock to its investment banker in exchange for services rendered in conjunction with the Series B Preferred Stock financing. The warrants vest immediately and have an exercise price of $1.15 per share. The Company estimated the value of the warrants to be $86,250 utilizing the Black Scholes option pricing model and recorded this amount to offering costs.

In November 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 120,000 shares of common stock with an exercise price of $1.15 per share with a term of five years. These warrants are in exchange for services to be performed from November 25, 2015 to May 25, 2016 and 60,000 shares vest immediately with the remainder in one quarter. The Company estimated the warrant value of vested warrants to be $23,400 utilizing the Black Scholes option pricing model and amortized $7,800 for services provided through December 31, 2015.

The Company's board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:

•	Contemporaneous valuation prepared by an independent third-party valuation specialist effective as of June 30, 2014, October 31, 2014, April 1, 2015, August 20, 2015, and December 31, 2015
•	Its results of operations, financial position and the status of research and development efforts and achievement of enterprise milestones,
•	The composition of, and changes to, the Company's management team and board of directors,
•	The lack of liquidity of its common stock as a newly public company,
•	The Company's stage of development, business strategy and the material risks related to its business and industry,
•	The valuation of publicly-traded companies in the biotechnology sectors,
•	External market conditions affecting the biotechnology industry sectors,
•	The likelihood of achieving a liquidity event for the holders of its common stock, such as an initial public offering, or IPO, or a sale of the Company, given prevailing market conditions, and
•	The state of the IPO market for similarly situated biotechnology companies,
•	Discussions held with bankers, potential investors, and preliminary term sheets received as part of management's capital raise efforts.

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

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of December 31, 2015, options (net of canceled or expired options) covering an aggregate of 1,180,000 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,180,000 options outstanding and 820,000 shares available for future grants under the 2014 Plan.

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

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,180,000 shares through December 31, 2015, under the 2014 Plan.

The following is a summary of activity under the 2014 Plan as of December 31, 2015:

		Options Outstanding
	Shares Available for Grant of Options & Shares	Number of Shares	Price per Share	Weighted Average Exercise Price

Balance at December 31, 2014	1,470,000	1,730,000	$0.42	$0.42
Options granted	(130,000)	130,000	$1.15- $3.00	$2.29
Options exercised	-	-
Options cancelled	680,000	(680,000)	$0.42	$0.42
Subtotal	2,020,000	1,180,000	$0.42-$3.00	$0.63
Shares used for restricted stock awards (see discussion below)	(1,200,000)
Balance at December 31, 2015	820,000

The weighted average remaining contractual life in years of the options outstanding as of December 31, 2015 was 8.93 years.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at December 31, 2015 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of December 31, 2015, the aggregate intrinsic value of options outstanding was $294,000. As of December 31, 2015, 210,000 options to purchase shares of common stock were exercisable.

Restricted Stock Awards

Restricted stock awards ("RSAs") are granted to our board of directors and members of senior management and are issued pursuant to the Company's 2014 Omnibus Incentive Plan. On October 20, 2015, a total of 1,200,000 RSAs were granted to members of the Company's senior management and board of directors with a fair market value of approximately $900,000. These RSAs vest from one to three years from the grant date as services are rendered to the Company. For the year ending December 31, 2015, the Company recorded $62,500 in stock-based compensation expense related to these awards. (See discussion below).

Stock Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the year ended December 31, 2015, the Company recognized stock-based compensation expense of $414,343 (including the $62,500 for RSAs discussed above) which was recorded as a general and administrative expense in the consolidated statement of operations. For the year ended December 31, 2014, stock-based compensation expense was $10,771.

The total amount of unrecognized compensation cost related to non-vested stock options was $1,389,296 as of December 31, 2015. This amount will be recognized over a weighted average period of 3.89 years.

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

	For the Year Ended December 31,
	2015	2014
Dividend yield	0.00%	0.00%
Volatility factor	75.00%	75.00%
Risk-free interest rate	1.68-1.85%	1.93%
Expected term (years)	6.25-6.50	6.5
Weighted-average fair value of options granted during the periods	$2.69	$1.27

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

In July 2015, the Company increased its down-round provision by $286,000 based on the closing of an additional round of 180,000 Series A shares by determining the highest probability of a per share price in the next anticipated round of financing, after considering all discussions with bankers, potential investors, and preliminary term sheets. This amount was charged to non-operating expense for the three months ended September 30, 2015.

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

As of December 31, 2015, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative was valued at $84,090 and was recorded as a current liability. The changes in fair market value at each re-measurement date were recorded as a non-operating expense totaling $17,945 for the year ended December 31, 2015.

6. Series B Warrants

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 common stock warrants that are exercisable at a price of $1.15 per share and expire five years from the issuance date. The warrants were valued at $2,935,800 utilizing the Black-Scholes pricing model and the following assumptions:
	For the Year Ended December 31,
	2015	2014
Dividend yield	0.00%	NA
Volatility factor	70.00%	NA
Risk-free interest rate	1.75%	NA
Expected term (years)	4.61	NA
Weighted-average fair value of warrants granted during the periods	$0.46	NA

The warrants are exercisable in cash or through a cashless exercise provision. The Series B warrants also have a "down-round" protection feature provided to the investors if the Company subsequently issues or sell any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $1.15 per each warrant. The conversion price is automatically adjusted down to the price of the instrument being issued. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the Preferred Stock. The Company performed the same valuation as of December 31, 2015 utilizing an expected term of 4.25 years as a result of the passage of time, which resulted in the warrant value of $2,454,959. The change in fair market value at the re-measurement date was recorded as non-operating income totaling $481,610 for the year ended December 31, 2015.
7. Income Taxes

At December 31, 2015, the Company had net operating loss carry forwards ("NOLs") aggregating approximately $4,260,000 which, if not used, expire in 2035. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred income tax assets are as follows:

	As of December 31,
	2015	2014
Current deferred tax assets/(liabilities):
State taxes	$(199,861)	$(77,495)
Capitalized research and development costs	298,621	25,265
Accrual to cash adjustment	638,754	-
Other	34,588	10,313
Net operating loss	1,867,086	1,067,039
Gross deferred tax assets	2,639,188	1,025,122
Valuation allowance	(2,639,188)	(1,025,122)
Total deferred tax assets	$-	$-

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2015. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of December 31, 2015.

8. Subsequent Events

On February 5, 2016, the Company entered into a letter agreement (“Agreement”) with a third party contract manufacturing organization (“CMO”) pursuant to which the CMO is to provide services to Nemus for process development and analytical method development and qualification for Nemus’ prodrug of tetrahydrocannabinol, or THC, as well as for sample production and a stability study.

Pursuant to the terms of the Agreement, Nemus will pay an estimated $154,000 to $183,000 in fees and expenses for the initial evaluation and development of a process for the production of Nemus’ pro-drug of THC to ensure reproducibility, quality and safety and an estimated $142,900 for analytical method development and qualification.  After the initial evaluation and development, Nemus has agreed to pay additional fees and expenses for sample production of Nemus’ pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

Nemus may at any time cancel or delay any project under the Agreement prior to the scheduled start date.  Nemus must reimburse the CMO for costs incurred prior to and including the date of cancellation plus any reasonable and foreseeable costs associated with stopping work on any project, including the CMO’s loss of revenue incurred as the result of reserving production facilities for Nemus’ exclusive use. Nemus may terminate the Agreement in whole or in part at any time upon 30 days’ written notice.

(b)	Exhibits required by Item 601.

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant (1)
3.2	Amendment to the Articles of Incorporation of the Registrant (1)
3.3	Bylaws of Registrant (1)
3.4	Certificate of Change of Registrant(2)
3.5	Articles of Merger of Registrant and Nemus Bioscience, Inc.(3)
3.6	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock filed with the Secretary of State of Nevada on April 1, 2015(4)
3.7	Certificate of Correction filed with the Secretary of State of Nevada on April 7, 2015(4)
3.8	Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock filed with the Secretary of State of Nevada on August 19, 2015(5)
4.1	Form of Warrants issued by Nemus to certain security holders to purchase an aggregate of 3,000,000 shares of commons stock(3)
4.2	Form of Warrants issued by Nemus to certain security holders to purchase an aggregate of 1,000,000 shares of commons stock(3)
4.3	Form of Common Stock Purchase Warrant to certain security holders to purchase shares of common stock (4)
4.4	Form of Warrant dated April 25, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 100,000 shares of common stock (6)
4.5	Form of Warrant dated April 29, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 90,000 shares of common stock (6)
4.6	Form of Warrant dated April 26, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 6,000 shares of common stock (6)
4.7	Form of Warrant dated June 8, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 10,000 shares of common stock (7)
4.8	Form of Warrant to certain security holders to purchase shares of common stock (5)
4.9	Registration Rights Agreement, dated January 7, 2015, by and between Nemus Bioscience, Inc. and certain investors (8)
10.1	Nemus Bioscience Inc. 2014 Omnibus Incentive Plan(3)
10.2	Form of Stock Option Agreement under 2014 Omnibus Incentive Plan(3)
10.3	Memorandum of Understanding, dated July 31, 2013, between Nemus and University of Mississippi, National Center for Natural Products Research(3)
10.9	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(3)
10.10	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(3)
10.11	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(3)
10.12	Lease Agreement dated September 1, 2014 between University of Mississippi Research Foundation, Inc. and Nemus(3)
10.13	Center Tower Lease dated October 13, 2014, by and between Nemus and Center Tower Associates LLC. (3)
10.17	Common Stock Purchase Agreement, dated January 7, 2015, by and between Nemus Bioscience, Inc. and certain investors (8)
10.19	Form of Indemnification Agreement (9)
10.20	Nemus Bioscience, Inc. Officer Change in Control Severance Plan(10)
10.21	Form of Registration Rights Agreement between Nemus Bioscience, Inc. and certain investors(5)
10.22	Form of Restricted Stock Award Agreement under 2014 Omnibus Incentive Plan (11)
10.23	License Agreement, dated December 14, 2015, between Nemus and the University of Mississippi, School of Pharmacy (12)
10.24	License Agreement, dated December 14, 2015, between Nemus and the University of Mississippi,School of Pharmacy (12)
10.25	Letter Agreement with Albany Molecular Research Inc. dated February 5, 2016 * †
16.1	Letter on Change in Certifying Accountant(3)
21.1	Subsidiaries of the Registrant(3)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	Instance Document††
101.sch	XBRL Taxonomy Schema Document††
101.cal	XBRL Taxonomy Calculation Linkbase Document††
101.def	XBRL Taxonomy Definition Linkbase Document††
101.lab	XBRL Taxonomy Label Linkbase Document††
101.pre	XBRL Taxonomy Presentation Linkbase Document††

(1)	Included as exhibit to our Registration Statement on Form S-1 filed on January 30, 2013
(2)	Included as exhibit to our Current Report on Form 8-K filed on October 30, 2014.
(3)	Included as exhibit to our Current Report on Form 8-K filed on November 3, 2014.
(4)	Included as exhibit to our Current Report on Form 8-K filed April 7, 2015.
(5)	Included as exhibit to our Current Report on Form 8-K filed August 20, 2015.
(6)	Included as exhibit to our Quarterly Report on Form 10-Q filed May 13, 2015
(7)	Included as exhibit to our Quarterly Report on Form 10-Q filed August 14, 2015
(8)	Included as exhibit to our Current Report on Form 8-K filed on January 9, 2015.
(9)	Included as exhibit to our Current Report on Form 8-K filed on January 12, 2015.
(10)	Included as exhibit to our Current Report on Form 8-K filed on February 27, 2015.
(11)	Included as exhibit to our Current Report on Form 8-K filed on October 22, 2015.
(12)	Included as exhibit to our Current Report on Form 8-K filed on December 18, 2015.

*     Filed Herewith
†    Confidential treatment has been requested with respect to the omitted portions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended, which portions have been filed separately with the Securities and Exchange Commission.
†† In accordance with Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc. a Nevada corporation

March 18, 2016	By:	/s/ Brian S. Murphy
	Its:	Brian S. Murphy
Chief Executive Officer, Chief Medical Officer, Director
(Principal Executive Officer)

March 18, 2016	By:	/s/ Elizabeth M. Berecz
	Its:	Elizabeth M. Berecz
Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian S. Murphy	March 18, 2016
Brian S. Murphy
Its:	Chief Executive Officer, Chief Medical Officer, Director
(Principal Executive Officer)

By:	/s/ Cosmas N. Lykos	March 18, 2016
Cosmas N. Lykos
Its:	Chairman of the Board, Director

By:	/s/ Douglas S. Ingram	March 18, 2016
Douglas S. Ingram
Its	Director

By:	/s/ Gerald W. McLaughlin	March 18, 2016
Gerald W. McLaughlin
Its	Director

By:	/s/ Thomas A. George	March 18, 2016
Thomas A. George
Its:	Director