Form 10-Q
period 2016-03-31
Nemus Bioscience, Inc.
filed 2016-05-13
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

As of May 11, 2016, there were 19,913,163 shares of the issuer's $0.001 par value common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not descriptions of historical facts are forward-looking statements that are based on management's current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would" or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled "Risk Factors" including, without limitation, risks relating to:

●	the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates;
●	the early stage of our product candidates presently under development;
●	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;
●	our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;
●	our ability to retain or hire key scientific or management personnel;
●	our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;
●	our dependence on the University of Mississippi, third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;
●	our ability to develop successful sales and marketing capabilities in the future as needed;
●	the size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;
●	competition in our industry; and
●	regulatory developments in the United States and foreign countries.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	(unaudited)
	March 31,	December 31,
	2016	2015

Current assets
Cash and cash equivalents	$2,061,622	$3,221,209
Restricted cash	37,500	37,500
Prepaid expenses	157,096	158,946
Other current assets	28,626	36,126
Total current assets	2,284,844	3,453,781

Property and equipment, net	20,798	13,383

Other assets
Deposits and other assets	43,884	43,884
Total other assets	43,884	43,884

Total assets	$2,349,526	$3,511,048

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

	(unaudited)
	March 31,	December 31,
	2016	2015
Current liabilities
Accounts payable	$137,370	$125,357
Accrued payroll and related expenses	26,649	46,268
Accrued license and patent reimbursement fees	32,500	97,500
Accrued expenses	156,025	228,645
Provision for conversion of Series B preferred stock	137,074	84,090
Income taxes payable	400	-
Total current liabilities	490,018	581,860

Noncurrent liabilities
Deferred rent	3,244	3,233
Series B warrants	2,866,439	2,454,959

Total noncurrent liabilities	2,869,683	2,458,192

Total liabilities	3,359,701	3,040,052

Commitments and contingencies
(Note 3)

Redeemable Convertible Series B Preferred Stock, $0.001 par value, 20 million shares authorized; 4,492 issued and outstanding as of March 31,
2016 and 4,500 issued and outstanding as of December 31, 2015, net of
$493,770 of issuance costs; $4.5 million liquidation preference as of
March 31, 2016	1,359,899	1,363,200

Stockholders’ deficit
Common stock, $0.001 par value; 236 million shares authorized;
19,913,163 issued and outstanding as of March 31, 2016 and 19,903,163
issued and outstanding as of December 31, 2015	19,913	19,903
Additional paid-in-capital	6,272,129	6,086,987
Warrants	781,811	759,386
Accumulated deficit	(9,443,927)	(7,758,480)

Total stockholders’ deficit	(2,370,074)	(892,204)

Total liabilities and stockholders’ deficit	$2,349,526	$3,511,048

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015

Operating expenses
Research and development	$135,358	$37,200
General and administrative	1,084,981	872,625

Total operating expenses	1,220,339	909,825

Operating loss	(1,220,339)	(909,825)

Other expense
Change in fair value of warrant liability	411,480	-
Change in fair value of conversion rights
of Series B preferred stock	53,228	-

Loss before income taxes	(1,685,047)	(909,825)

Provision for income taxes	400	400

Net loss	$(1,685,447)	$(910,225)

Basic and diluted loss
per common share	$(0.08)	$(0.06)

Shares used in computing basic
and diluted loss per share	19,904,921	16,233,641

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,685,447)	$(910,225)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,701	2,313
Stock-based compensation expense	181,608	136,348
Amortization of warrants and stock issued for services (1)	38,161	50,202
Change in fair value of conversion rights
of Series B preferred stock	53,228	-
Change in fair value of warrant liabilities	411,480	-
Changes in assets and liabilities:
Prepaid expenses (1)	(13,886)	(39,992)
Other current assets	7,500	4,470
Accounts payable	12,013	(21,392)
Accrued payroll and related expenses	(19,619)	63,344
Accrued license and patent reimbursement fees	(65,000)	(119,428)
Stock subscription liability	-	50,000
Accrued expenses and other liabilities	(72,210)	32,666
Net cash used in operating activities	(1,148,471)	(751,694)
Cash flows from investing activities:
Purchases of property and equipment	(11,116)	-
Net cash used in investing activities	(11,116)	-
Cash flows from financing activities:
Proceeds from common stock issuance, net of $3,920 issuance costs	-	721,069
Net cash provided by financing activities	-	721,069

Net decrease in cash and cash equivalents	(1,159,587)	(30,625)

Cash and cash equivalents, beginning of period	3,221,209	207,330

Cash and cash equivalents, end of period	$2,061,622	$176,705

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$800

Supplemental disclosures of non-cash financing and investing activities:

(1)	During the three months ended March 31, 2015, the Company issued warrants for our common stock for consulting services. The warrants were valued at $63,225 and were recorded as a Prepaid expense and are being amortized over the service period. The Company also issued shares of common stock for consulting services valued at $168,000. Such amounts were recorded as a Prepaid expense and are being amortized over the service period.
During the three months ended March 31, 2016, warrants issued to service providers for consulting services were valued at $22,245 and were recorded as a Prepaid expense are being amortized over the service period.

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

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

As of March 31, 2016, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

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

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of March 31, 2016, we had cash and cash equivalents of $2,061,622.  The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

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

Restricted Cash

                   A deposit of $37,500 as of March 31, 2016 and December 31, 2015 was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company's credit cards.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Series B warrant liability and the conversion liability for the Series B preferred stock were valued utilizing Level 3 inputs primarily from a third party independent appraisal conducted as of March 31, 2016.

Property and Equipment, Net

As of March 31, 2016, property and equipment, net, was $20,798, consisting primarily of computers and equipment. The Company had $13,383 of property and equipment, net, as of December 31, 2015. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

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
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive loss, net of their related tax effect, arrived at a comprehensive loss. For the three months ended March 31, 2016, the comprehensive loss was equal to the net loss.

Earnings per share

The Company applies FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings or loss per share would include the dilutive effect of awards granted to employees under stock-based compensation plans, if any. No dilutive effect was calculated for the three months ended March 31, 2016 or 2015, as the Company reported a net loss for each respective period and the effect would have been anti-dilutive.

Recent accounting pronouncements

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
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

2. University of Mississippi ("UM") Agreements

In July 2013, the Company entered into a Memorandum of Understanding (MOU) with UM to engage in joint research of extracting, manipulating, and studying cannabis in certain forms to develop intellectual property (IP) with the intention to create and commercialize therapeutic medicines. Nemus will own all IP developed solely by its employees and will jointly own all IP developed jointly between Nemus and UM employees. The term of the MOU agreement is five years and the parties agree to negotiate separate research agreements upon the identification of patentable technologies as well as any deemed to be a trade secret. The agreement may be terminated by either party with three months written notice to the other party.

UM 5050 pro-drug agreements:

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. The license agreement for the field of oral delivery also includes rights to UM 1250, a bio-adhesive hot melt extruded film for topical and mucosal adhesion application and drug delivery.  The license agreements contain certain milestone and royalty payments, as defined therein. The aggregate milestone payments under the license agreements if the milestones are achieved is $2.1 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. The agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the six month period beginning April 1, 2016.

In September 2015, the Company entered into a research agreement with UM to advance Nemus' lead proprietary cannabinoid-based therapy (UM5050) developed for the treatment and management of glaucoma into an optimized once-daily treatment formulation. The fee payable to UM is based on the achievement of certain milestones in the project. There was no expense recorded for the three months ending March 31, 2016 related to this agreement.

UM 8930 pro-drug agreements:

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

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for an option period ending March 31, 2016. This option was subsequently renewed for a six month period ending September 30, 2016, under the same financial terms and conditions.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

Other pro-drugs and potential formulations:

In March 2015, in lieu of a license agreement, the Company entered into a research agreement with UM to begin in vitro studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.  The fee payable to UM under the agreement is based on the achievement of certain milestones in the project. There was no expense recorded for the three months ending March 31, 2016 related to this agreement.  The Company has moved into in vivo studies of this compound in 2016.  Either party may terminate the agreement with 30 days written notice.

On December 19, 2015, the Company entered into a research agreement with UM to advance specialized cannabinoid derivatives for the treatment of chemo-therapy induced peripheral neuropathy (CIPN).  The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $18,536 as research and development expense for the three months ended March 31, 2016 for work completed under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

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

Total net rent expense related to our operating leases for the three months ended March 31, 2016 and 2015 was $56,706 and $57,559, respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of March 31, 2016 are as follows:

For the year ending December 31,
2016	$194,212
2017	149,466
2018	-
2019	-
2020	-
Thereafter	-
Total	$343,678

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of March 31, 2016, the Company had no current proceedings or inquiries.

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

Contract Manufacturing Organization (“CMO”) Agreement

On February 5, 2016, the Company entered into a letter agreement (“Agreement”) with a third party contract manufacturing organization (“CMO”) pursuant to which the CMO is to provide services to Nemus for process development and analytical method development and qualification for Nemus’ prodrug of tetrahydrocannabinol, or THC, as well as for sample production and a stability study.

Pursuant to the terms of the Agreement, Nemus will pay an estimated $154,000 to $183,000 in fees and expenses for the initial evaluation and development of a process for the production of Nemus’ pro-drug of THC to ensure reproducibility, quality and safety and an estimated $142,900 for analytical method development and qualification.    The Company recognized $36,600 of these fees as research and development expense for the three months ended March 31, 2016.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

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

4. Stockholders' Deficit and Redeemable Convertible Series B Preferred Stock

Common Stock

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

In March 2015, the Company issued 24,000 shares of common stock with par value of $0.001 to a third party in exchange for services to be performed related to raising additional capital. The Company recorded a prepaid expense of $168,000 in the first quarter of 2015 to reflect the fair market value of the common stock issued and is amortizing this expense over the contract service period which is one year. The fair market value was determined utilizing the Company's closing stock price as of the commencement date of the contract service period. For three months ended March 31, 2016, the Company amortized $12,194 to general and administrative expense which represented the completion of this agreement.

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

In March 2016, another Series B Preferred Stockholder converted 8 shares of their preferred stock to common stock, resulting in the issuance of 10,000 shares of common stock at an effective price of $0.80 per share.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

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

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B preferred stockholders receive an amount per share equal to the conversion price of $0.80, subject to down-round adjustment, multiplied by the as-if converted share amount of 5,615,000 common shares, totaling $4.5 million.  If upon the liquidation, the assets are insufficient to permit payments to the Series B holders, all assets legally available will be distributed in a pro rata basis among the Series B holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

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
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

As certain of these triggering events are considered to be outside the control of the Company, the Series B preferred stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company’s balance sheet presentation.

In December 2015, a Series B Preferred Stock holder converted 500 shares of their preferred stock to common stock at the conversion rate of 1,250:1 resulting in the issuance of 625,000 shares of common stock. As a result of this conversion, the liquidation preference for the Series B Preferred Stock has been reduced to $4.5 million. In March 2016, another Series B Preferred Stockholder converted 8 shares of their preferred stock to common stock at the same ratio resulting in the issuance of 10,000 shares of common stock. As a result of these conversions, the liquidation preference for the Series B Preferred Stock has been reduced to $4.5 million at both March 31, 2016 and December 31, 2015.

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

In March 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 90,000 shares of common stock with an exercise price of $2.50 per share with a term of five years and vest quarterly over one year. These warrants were in exchange for services performed beginning in the first quarter and were subsequently issued in April 2015. The Company estimated the vested warrant value to be $85,950 utilizing the Black Scholes option pricing model and amortized $4,168 for services provided for the three months ended March 31, 2016.

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
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

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

In November 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 120,000 shares of common stock with an exercise price of $1.15 per share with a term of five years. These warrants are in exchange for services to be performed from November 25, 2015 to May 25, 2016 and 60,000 shares vest immediately with the remainder in one quarter. The Company estimated the warrant value of vested warrants to be $42,000 utilizing the Black Scholes option pricing model and amortized $18,600 for services provided in the three months ended March 31, 2016.

The Company's board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:

•	Contemporaneous valuation prepared by an independent third-party valuation specialist effective as of April 1, 2015, August 20, 2015, December 31, 2015, and March 31, 2016
•	Its results of operations, financial position and the status of research and development efforts and achievement of enterprise milestones,
•	The composition of, and changes to, the Company's management team and board of directors,
•	The lack of liquidity of its common stock as a newly public company,
•	The Company's stage of development, business strategy and the material risks related to its business and industry,
•	The valuation of publicly-traded companies in the biotechnology sectors,
•	External market conditions affecting the biotechnology industry sectors,
•	The likelihood of achieving a liquidity event for the holders of its common stock, such as an initial public offering, or IPO, or a sale of the Company, given prevailing market conditions, and
•	The state of the IPO market for similarly situated biotechnology companies,
•	Discussions held with bankers, potential investors, and preliminary term sheets received as part of management's capital raise efforts.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of March 31, 2016, options (net of canceled or expired options) covering an aggregate of 1,180,000 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,180,000 options outstanding and 820,000 shares available for future grants under the 2014 Plan.

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

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,180,000 shares through March 31, 2016, under the 2014 Plan.

The following is a summary of activity under the 2014 Plan as of March 31, 2016:

		Options Outstanding
	Shares Available for Grant of Options & Shares	Number of Shares	Price per Share	Weighted Average Exercise Price

Balance at December 31, 2015	2,020,000	1,180,000	$$0.42-3.00	$0.63
Options granted	-	-	$-	$-
Options exercised	-	-	$-	$-
Options cancelled	-	-	$-	$-
Subtotal	2,020,000	1,180,000	$0.42-$3.00	$0.63
Shares used for restricted stock awards (see discussion below)	(1,200,000)
Balance at March 31, 2016	820,000

The weighted average remaining contractual life in years of the options outstanding as of March 31, 2016 was 8.68 years.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at March 31, 2016 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of March 31, 2016, the aggregate intrinsic value of options outstanding was $283,500. As of March 31, 2016, 218,000 options to purchase shares of common stock were exercisable.

Restricted Stock Awards

Restricted stock awards ("RSAs") are granted to our board of directors and members of senior management and are issued pursuant to the Company's 2014 Omnibus Incentive Plan. On October 20, 2015, a total of 1,200,000 RSAs were granted to members of the Company's senior management and board of directors with a fair market value of approximately $900,000. These RSAs vest from one to three years from the grant date as services are rendered to the Company. For the three months ended March 31, 2016, the Company recorded $93,750 in stock-based compensation expense related to these awards. (See discussion below).

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

Stock Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the three months ended March 31, 2016, the Company recognized stock-based compensation expense of $181,608 (including the $93,750 for RSAs discussed above) which was recorded as a general and administrative expense in the consolidated statement of operations. For the three months ended March 31, 2015, stock-based compensation expense was $136,348.

The total amount of unrecognized compensation cost related to non-vested stock options was $1,301,428 as of March 31, 2016. This amount will be recognized over a weighted average period of 3.64 years.

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

	Three Months Ended March 31,
	2016	2015
Dividend yield	0.00%	0.00%
Volatility factor	75.00%	75.00%
Risk-free interest rate	1.68-1.85%	1.68%
Expected term (years)	6.25-6.50	6.5
Weighted-average fair value of options granted during the periods	$1.48	$6.08

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
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

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

As of March 31, 2016, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative was valued at $137,074 and was recorded as a current liability. The change in fair market value was recorded as a non-operating expense totaling $53,228 for the three months ended March 31, 2016.

6. Series B Warrants

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 common stock warrants that are exercisable at a price of $1.15 per share and expire five years from the issuance date. The warrants were valued at $2,935,800 utilizing the Black-Scholes pricing model and the following assumptions:

	Three Months Ended March 31,
	2016	2015
Dividend yield	0.00%	NA
Volatility factor	70.00%	NA
Risk-free interest rate	1.11%	NA
Expected term (years)	4.39	NA
Weighted-average fair value of warrants granted during the periods	$0.45	NA

The warrants are exercisable in cash or through a cashless exercise provision. The Series B warrants also have a "down-round" protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $1.15 per each warrant. The conversion price is automatically adjusted down to the price of the instrument being issued. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the Preferred Stock. The Company performed the same valuation as of March 31, 2016 utilizing an expected term of 4.39 years as a result of the passage of time, which resulted in the warrant value of $2,866,439. The change in fair market value at the re-measurement date was recorded as non-operating expense totaling $411,480 for the three months ended March 31, 2016.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Information as of and for the three month period ended March 31, 2016 and 2015 is unaudited)

7. Income Taxes

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at March 31, 2016. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our with our financial statements for the three months ended March 31, 2016, the year ended December 31, 2015, and the year ended December 31, 2014 together with notes thereto.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Events

UM 5050 pro-drug agreements:

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. The license agreement for the field of oral delivery also includes rights to UM 1250, a bio-adhesive hot melt extruded film for topical and mucosal adhesion application and drug delivery.  The license agreements contain certain milestone and royalty payments, as defined therein. The aggregate milestone payments under the license agreements if the milestones are achieved is $2.1 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. The agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred effective April 1, 2016.

In September 2015, the Company entered into a research agreement with UM to advance Nemus' lead proprietary cannabinoid-based therapy (UM5050) developed for the treatment and management of glaucoma into an optimized once-daily treatment formulation. The fee payable to UM is based on the achievement of certain milestones in the project. There was no expense recorded for the three months ended March 31, 2016 related to this agreement.

UM 8930 pro-drug agreements:

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

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for an option period ending March 31, 2016; this option was subsequently renewed for a six month period ending September 30, 2016, under the same financial terms and conditions.

Other pro-drugs and potential formulations:

In March 2015, in lieu of a license agreement, the Company entered into a research agreement with UM to begin in vitro studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.  The fee payable to UM under the agreement is based on the achievement of certain milestones in the project. There was no expense recorded for the three months ended March 31, 2016 related to this agreement.  The Company plans to move into in vivo studies of this compound in 2016.  Either party may terminate the agreement with 30 days written notice.

On December 19, 2015, the Company entered into a research agreement with UM to advance specialized cannabinoid derivatives for the treatment of chemo-therapy induced peripheral neuropathy (CIPN).  The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $18,536 as research and development expense for the three months ended March 31, 2016 for work completed under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. Either party may terminate the agreement with 30 days written notice.

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

During the quarter ended March 31, 2016, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended December 31, 2015 contained in our Form 10-K as filed with the SEC on March 18, 2016.

Results of Operations

For the three months ended March 31, 2016 and 2015

Revenues.    To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses.   For the three months ended March 31, 2016, our total operating expenses were $1,220,339 as compared to $909,825 for the three months ended March 31, 2015. The increase in operating expenses was due primarily to an increase in general and administrative costs consisting of salaries, stock compensation expense, consulting and professional fees in the three months ended March 31, 2016, as discussed below.

Research and development. Research and development expenses for the three months ended March 31, 2016 were $135,358 which consisted of contract R&D fees incurred by the University of Mississippi for the CIPN research project, process development fees incurred by the Company’s contract manufacturer, and consulting and professional services fees.
Research and development expenses for the three months ended March 31, 2015, were $37,200 which consisted of option fees and contract research and development fees incurred by UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.

General and administrative. General and administrative expenses for the three months ended March 31, 2016 were $1,084,981 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees. By comparison, general and administrative expenses for the three months ended March 31, 2015 were $872,625 which primarily consisted of consulting fees and professional fees associated with our costs of becoming a public company.

Other income and expenses. For the three months ended March 30, 2016, the Company had non-operating expenses of $464,708 which consisted of the following components:
-	$411,480 represented a change in the fair value of the Series B warrant liability as determined by a third party independent appraisal conducted as of March 31, 2016.
-	$53,228 represented a change in the fair value of the conversion right related to the Series B preferred stock issuance as estimated from the same valuation referenced above.
For the three months ended March 31, 2015, other income and expenses were $0.

Net Loss. For the three months ended March 31, 2016, we had a net loss of $1,685,447, as compared to a net loss of $910,225 for the three months ended March 31, 2015. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,061,622 as of March 31, 2016, as compared to $3,221,209 as of December 31, 2015. This decrease is primarily attributable to the funding of operating expenses as previously discussed. We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company.  Without additional funding, management believes that we will not have sufficient funds to meet its obligations beyond one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.

As of the date of this report, we are not currently involved in any legal proceedings, except as specified below:

On December 24, 2015, our former Chief Executive Officer, John B. Hollister, filed a complaint against the Company and the Company’s Executive Chairman of the Board in the Superior Court of Los Angeles County, California. The complaint purports to allege claims against the Company and its Executive Chairman arising out of his termination, including a breach of contract claim. The complaint seeks unspecified monetary damages and attorney fees and expenses against the Company and its Executive Chairman.  The Company believes the facts alleged in the complaint are grossly inaccurate, and the claims are entirely without merit.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A-Risk Factors.”  There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Nemus Bioscience, Inc., a Nevada corporation

May 13, 2016	By:	/s/ Brian Murphy
	Its:	Brian Murphy Chief Executive Officer (Principal Executive Officer)

May 13, 2016	By:	/s/ Elizabeth Berecz
	Its:	Elizabeth Berecz Chief Financial Officer (Principal Financial and Accounting Officer)