Form 10-Q
period 2016-06-30
Nemus Bioscience, Inc.
filed 2016-08-12
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

____________________________________________
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

As of August 12, 2016, there were 19,913,163 shares of the issuer's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	(unaudited)
	June 30,	December 31,
	2016	2015

Current assets
Cash and cash equivalents	$831,658	$3,221,209
Restricted cash	37,500	37,500
Prepaid expenses	122,543	158,946
Other current assets	28,626	36,126
Total current assets	1,020,327	3,453,781

Property and equipment, net	16,896	13,383

Other assets
Deposits and other assets	43,884	43,884
Total other assets	43,884	43,884

Total assets	$1,081,107	$3,511,048

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT
	(unaudited)
	June 30, 2016	December 31, 2015
Current liabilities
Accounts payable	$183,216	$125,357
Accrued payroll and related expenses	34,584	46,268
Accrued license and patent reimbursement fees	-	97,500
Accrued expenses	166,740	228,645
Provision for conversion of Series B preferred stock	105,660	84,090
Income taxes payable	800	-
Total current liabilities	491,000	581,860

Noncurrent liabilities
Deferred rent	3,256	3,233
Series B warrants	842,325	2,454,959

Total noncurrent liabilities	845,581	2,458,192

Total liabilities	1,336,581	3,040,052

Commitments and contingencies
(Note 3)

Redeemable Convertible Series B Preferred Stock, $0.001 par value, 20 million shares authorized; 4,492 issued and outstanding as of June 30, 2016 and 4,500 issued and outstanding as of December 31, 2015, net of $493,770 of issuance costs; $4.5 million liquidation preference as of June 30, 2016	1,359,899	1,363,200

Stockholders' deficit
Common stock, $0.001 par value; 236 million shares authorized; 19,913,163 issued and outstanding as of June 30, 2016 and 19,903,163 issued and outstanding as of December 31, 2015	19,913	19,903
Additional paid-in-capital	6,453,737	6,086,987
Warrants	781,811	759,386
Accumulated deficit	(8,870,834)	(7,758,480)

Total stockholders' deficit	(1,615,373)	(892,204)

Total liabilities and stockholders' deficit	$1,081,107	$3,511,048

 See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Operating expenses
Research and development	$459,957	$43,374	$595,316	$80,574
General and administrative	1,022,078	1,313,170	2,107,058	2,185,795

Total operating expenses	1,482,035	1,356,544	2,702,374	2,266,369

Operating loss	(1,482,035)	(1,356,544)	(2,702,374)	(2,266,369)

Other expense (income)
Change in fair value of warrant liability	(2,024,114)	-	(1,612,634)	-
Change in fair value of conversion rights of Series A preferred stock	-	700,000	-	700,000
Change in fair value of conversion rights of Series B preferred stock	(31,414)	-	21,814	-

Income (Loss) before income taxes	573,493	(2,056,544)	(1,111,554)	(2,966,369)

Provision for income taxes	400	416	800	816

Net income (loss)	$573,093	$(2,056,960)	$(1,112,354)	$(2,967,185)

Basic earnings per common share	$0.03	$(0.13)	$(0.06)	$(0.18)
Diluted earnings per common share	$0.03	$(0.13)	$(0.06)	$(0.18)

Weighted average shares of common stock outstanding
Basic	19,913,163	16,265,663	19,909,042	16,248,597
Diluted	20,135,645	16,265,663	19,909,042	16,248,597

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(1,112,354)	$(2,967,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,603	4,626
Stock-based compensation expense	363,216	259,699
Amortization of warrants and stock issued for services (1) (2)	51,539	459,316
Change in fair value of conversion rights of Series A preferred stock	-	700,000
Change in fair value of conversion rights of Series B preferred stock	21,814	-
Change in fair value of warrant liabilities	(1,612,634)	-
Changes in assets and liabilities:
Prepaid expenses (1)	7,289	29,728
Other current assets	7,500	4,470
Accounts payable (2)	57,859	(113,601)
Accrued payroll and related expenses	(11,684)	82,393
Accrued license and patent reimbursement fees	(97,500)	-
Stock subscription liability	-	288,000
Accrued expenses and other liabilities	(61,083)	(66,879)
Net cash used in operating activities	(2,378,435)	(1,319,433)
Cash flows from investing activities:
Purchases of property and equipment	(11,116)	-
Net cash used in investing activities	(11,116)	-
Cash flows from financing activities:
Proceeds from common stock issuance, net of $3,920 issuance costs	-	713,369
Proceeds from Series A preferred stock issuance	-	1,000,000
Net cash provided by financing activities	-	1,713,369

Net increase (decrease) in cash and cash equivalents	(2,389,551)	393,936

Cash and cash equivalents, beginning of period	3,221,209	207,330

Cash and cash equivalents, end of period	$831,658	$601,266

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$816

Supplemental disclosures of non-cash financing and investing activities:

(1)

During the six months ended June 30, 2015, the Company issued warrants of our common stock for consulting services. The warrants were valued at $328,650 and were recorded as a Prepaid expense and are being amortized over the service period

During the six months ended June 30, 2015, the Company also issued shares of common stock for consulting services valued at $168,000. Such amounts were recorded as a Prepaid expense and are being amortized over the service period.

During the six months ended June 30, 2016, warrants issued to service providers for consulting services were valued at $22,425 and recorded as a Prepaid expense and are being amortized over the service period.

(2)

During the six months ended June 30, 2015, the Company issued warrants of our common stock to a service provider in exchange for extinguishment of $10,000 of trade accounts payable owed to this vendor.

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

As of June 30, 2016, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

Business Activities

On October 31, 2014, pursuant to an Agreement and Plan of Merger, dated October 17, 2014 (the "Merger Agreement"), LGL, Nemus Acquisition Corp. ("Acquisition Sub"), Nemus Bioscience, Inc. ("Name Change Merger Sub"), and Nemus Acquisition Sub merged with and into Nemus and Nemus survived as a wholly-owned subsidiary of LGL (the "Merger"). Immediately after the Merger, LGL changed its name to "Nemus Bioscience, Inc." by merging with Name Change Merger Sub. At the closing of the Merger and pursuant to the Merger Agreement, Nemus issued an aggregate of 3,120,000 shares of its common stock to the former stockholders of LGL in exchange for all of the outstanding shares of LGL's capital stock, which when combined with the 12,880,000 shares of Nemus common stock outstanding, amounted to 16,000,000 total shares outstanding upon completion of the merger.

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

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of June 30, 2016, we had cash and cash equivalents of $831,658. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restricted Cash

A deposit of $37,500 as of June 30, 2016 and December 31, 2015 was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company's credit cards.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Series B warrant liability and the conversion liability for the Series B preferred stock were valued utilizing Level 3 inputs primarily from a third party independent appraisal conducted as of June 30, 2016.

Property and Equipment, Net

As of June 30, 2016, property and equipment, net, was $16,896, consisting primarily of computers and equipment. The Company had $13,383 of property and equipment, net, as of December 31, 2015. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Stock-Based Compensation Expenses

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period. We use the Black-Scholes option pricing model for estimating the grant date fair value of stock options and warrants using the following assumptions:

•	Exercise price - We determined the exercise price based on valuations using the best information available to management at the time of the valuations.

•	Volatility - We estimate the stock price volatility based on industry peers who are also in the early development stage given the limited market data available in the public arena.

•

Expected term - The expected term is based on a simplified method which defines the life as the average of the contractual term of the options and warrants and the weighted-average vesting period for all open awards.

•	Risk-free rate - The risk-free interest rate for the expected term of the option or warrant is based on the average market rate on U.S. treasury securities in effect during the period in which the awards were granted.

•	Dividends - The dividend yield assumption is based on our history and expectation of paying no dividends.

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under ASC 505-50, Equity - Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards are periodically re-measured over the vesting terms and at each quarter end.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive loss in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss). For the three and six months ended June 30, 2016, the comprehensive income (loss) was equal to the net income (loss).

Earnings per share

The Company applies FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings or loss per share would include the dilutive effect of awards granted to employees under stock-based compensation plans, if any. No dilutive effect was calculated for the three and six months ended June 30, 2015 as the effect would be anti-dilutive. For the three months ended June 30, 2016 the dilutive effects of common stock options and restricted stock awards were included in the calculation of the weighted-average number of common shares outstanding by applying the treasury stock method to the assumed exercise of outstanding stock options. For the six months ended June 30, 2016, no dilutive effect was calculated as the effect would be anti-dilutive.

We computed earnings per common share for each period as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Net income (loss)	$573,093	$(2,056,960)	$(1,112,354)	$(2,967,185)
Weighted average shares of common stock outstanding - basic	19,913,163	16,265,663	19,909,042	16,248,597
Dilutive effect of common stock options and restricted stock awards	222,482	-	-	-
Weighted average shares of common stock outstanding - diluted	20,135,645	16,265,663	19,909,042	16,248,597
Basic earnings per share	$0.03	$(0.13)	$(0.06)	$(0.18)
Diluted earnings per share	$0.03	$(0.13)	$(0.06)	$(0.18)

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 "Leases" (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as "lessees"- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company is currently evaluating the potential impact that adoption may have on its consolidated financial statements.

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

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the six month period beginning April 1, 2016 under the same financial terms and conditions.

UM 8930 pro-drug agreements:

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, a pro-drug formulation of cannabidiol ("CBD") for products administered through each of ocular or rectal delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is a one-time upfront payment of $65,000 per license agreement, payable in four equal monthly installments that started on December 15, 2015. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payments under the license agreements if the milestones are achieved is $1.4 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days written notice by the Company to UM.

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

Other pro-drugs and potential formulations:

On December 19, 2015, the Company entered into a research agreement with UM to advance specialized cannabinoid derivatives of cannabidiol for the treatment of chemo-therapy induced peripheral neuropathy (CIPN). The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $27,804 and $46,340 as research and development expense for the three and six months ended June 30, 2016 for work completed under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. However, the studies have been extended through the end of the year to better understand the pharmacokinetics of the CBD derivative relative to different routes of administration. Either party may terminate the agreement with 30 days' written notice.

On April 11, 2016, the Company entered into a research agreement with UM that examines the efficacy of cannabinoids at the genetic level of pathological organisms such as MRSA. The fee payable is based on the achievement of certain milestones in the project. The Company recognized $52,380 of research and development expense for the three and six months ended June 30, 2016 for work completed under this contract. Testing is scheduled for completion in the third quarter of 2016.

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

Total net rent expense related to our operating leases for the three months ended June 30, 2016 and 2015, was $81,203 and $56,692, respectively. For the six months ended June 30, 2016 and 2015, total net rent expense from operating leases was $160,974 and $114,251 respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of June 30, 2016 are as follows:

2016	$123,260
2017	161,962
2018	-
2019	-
2020	-
Thereafter	-
Total	$285,222

Legal Matters

General Litigation and Disputes

On August 3, 2016, John B. Hollister filed to dismiss his complaint against the Company and its Executive Chairman, and the Company and its Executive Chairman filed to dismiss their complaint against Hollister filed on January 25, 2016 containing claims against him for defamation, false light, unfair competition, breach of contract, breach of fiduciary duty and fraud.

Hollister's employment as the Company's Chief Executive Officer was terminated by the Company on August 24, 2015 for good and lawful reasons by the Company's Board of Directors as the Company decided to go in a different direction. As stated in the Company's December 28, 2015 Form 8-K, the Company maintains that Hollister's complaint and subsequent pleadings were grossly inaccurate and his claims were entirely without merit alleging various causes of action arising out of his termination, including a breach of contract claim.

Neither the Company nor its Executive Chairman made any payment to Hollister to resolve the lawsuit or otherwise.

According to the Orange County Superior Court's online case records posted on August 11, 2016, the court entered the order for dismissal of the entire action with prejudice effective as of the August 3, 2016 filing date.

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of June 30, 2016, the Company had no current proceedings or inquiries.

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

Contract Manufacturing Organization ("CMO") Agreement

On February 5, 2016, the Company entered into a letter agreement ("Agreement") with a third party contract manufacturing organization ("CMO") pursuant to which the CMO is to provide services to Nemus for process development and analytical method development and qualification for Nemus' prodrug of tetrahydrocannabinol, or THC, as well as for sample production and a stability study.

Pursuant to the terms of the Agreement, Nemus will pay an estimated $154,000 to $183,000 in fees and expenses for the initial evaluation and development of a process for the production of Nemus' pro-drug of THC to ensure reproducibility, quality and safety and an estimated $142,900 for analytical method development and qualification.  The Company recognized $36,600 and $206,348 respectively as research and development expense towards these fees for the three and six months ended June 30, 2016. After the initial evaluation and development, Nemus has agreed to pay additional fees and expenses for sample production of Nemus' pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

Nemus may at any time cancel or delay any project under the Agreement prior to the scheduled start date. Nemus must reimburse the CMO for costs incurred prior to and including the date of cancellation plus any reasonable and foreseeable costs associated with stopping work on any project, including the CMO's loss of revenue incurred as the result of reserving production facilities for Nemus' exclusive use. Nemus may terminate the Agreement in whole or in part at any time upon 30 days' written notice.

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

Subject to certain trigger events occurring, the Series B preferred stock holders have the right to force the Company to redeem the shares of preferred stock at a price per preferred share equal to the greater of (A) 115% of the conversion amount and (B) the product of (1) the conversion rate in effect at such time and (2) the greatest closing sale price of the Common Stock during the period beginning on the date immediately preceding such triggering event and ending on the date such holder delivers the notice of redemption. Such triggering events include:

-	Failure of the Series B Registration Statement to be declared effective by the SEC on or prior to the date that is ninety days after the Effectiveness Deadline;

-	Suspension of the Company's common stock from trading for a period of (2) consecutive trading days;

-	Failure of the Company to deliver all the shares of the common stock or make the appropriate cash payments in a timely manner upon conversion of the Series B Preferred;

-	Any default of indebtedness;

-	Any filing of voluntary or involuntary bankruptcy by the Company;

-	A final judgment in excess of $100,000 rendered against the Company;

-	Breach of representations and warranties in the Stock Purchase Agreement;

-	Failure to comply with the Series B Certificate of Designation or Rule 144 requirements.

As certain of these triggering events are considered to be outside the control of the Company, the Series B preferred stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet.

In December 2015, a Series B Preferred Stock holder converted 500 shares of their preferred stock to common stock at the conversion rate of 1,250:1 resulting in the issuance of 625,000 shares of common stock In March 2016, another Series B Preferred Stockholder converted 8 shares of their preferred stock to common stock at the same ratio resulting in the issuance of 10,000 shares of common stock. As a result of these conversions, the liquidation preference for the Series B Preferred Stock has been reduced to $4.5 million at both June 30, 2016 and December 31, 2015.

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

In March 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 90,000 shares of common stock with an exercise price of $2.50 per share with a term of five years and vest quarterly over one year. These warrants were in exchange for services performed beginning in the first quarter and were subsequently issued in April 2015. The Company estimated the vested warrant value to be $85,950 utilizing the Black Scholes option pricing model and amortized $5,145 for services provided for the six months ended June 30, 2016 and $46,810 for the six months ended June 30, 2015.

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

In November 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 120,000 shares of common stock with an exercise price of $1.15 per share with a term of five years. These warrants are in exchange for services to be performed from November 25, 2015 to May 25, 2016 and 60,000 shares vest immediately with the remainder in one quarter. The Company estimated the warrant value of vested warrants to be $42,000 utilizing the Black Scholes option pricing model and amortized $7,800 during the fiscal year ended December 31, 2015 and $34,200 in the six months ended June 30, 2016.

The Company's board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:

•	Contemporaneous valuation prepared by an independent third-party valuation specialist effective as of April 1, 2015, August 20, 2015, December 31, 2015, March 31, 2016, and June 30, 2016,

•	Its results of operations, financial position and the status of research and development efforts and achievement of enterprise milestones,

•	The composition of, and changes to, the Company's management team and board of directors,

•	The lack of liquidity of its common stock as a newly public company,

•	The Company's stage of development, business strategy and the material risks related to its business and industry,

•	The valuation of publicly-traded companies in the biotechnology sectors,

•	External market conditions affecting the biotechnology industry sectors,

•	The likelihood of achieving a liquidity event for the holders of its common stock, such as an initial public offering, or IPO, or a sale of the Company, given prevailing market conditions, and

•	The state of the IPO market for similarly situated biotechnology companies,

•	Discussions held with bankers, potential investors, and preliminary term sheets received as part of management's capital raise efforts.

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

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of June 30, 2016, options (net of canceled or expired options) covering an aggregate of 1,180,000 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,180,000 options outstanding and 820,000 shares available for future grants under the 2014 Plan.

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

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,180,000 shares net of cancellations through June 30, 2016, under the 2014 Plan.

The following is a summary of activity under the 2014 Plan as of June 30, 2016:

	Shares Available for Grant of	Options Outstanding		Weighted Average
	Options & Shares	Number of Shares	Price per Share	Exercise Price

Balance at December 31, 2015	2,020,000	1,180,000	$0.42-$3.00	$0.63
Options granted	-	-	$-	$-
Options exercised	-	-	$-	$-
Options cancelled	-	-	$-	$-
Subtotal	2,020,000	1,180,000	$0.42-$3.00	$0.63
Shares used for restricted stock awards (see discussion below)	(1,200,000)
Balance at June 30, 2016	820,000

The weighted average remaining contractual life in years of the options outstanding as of June 30, 2016 was 8.43 years.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at June 30, 2016 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of June 30, 2016, the aggregate intrinsic value of options outstanding was $73,500. As of June 30, 2016, 226,000 options to purchase shares of common stock were exercisable.

Restricted Stock Awards

Restricted stock awards ("RSAs") are granted to our board of directors and members of senior management and are issued pursuant to the Company's 2014 Omnibus Incentive Plan. On October 20, 2015, a total of 1,200,000 RSAs were granted to members of the Company's senior management and board of directors with a fair market value of approximately $900,000. These RSAs vest from one to three years from the grant date as services are rendered to the Company. For the three and six months ended June 30, 2016, the Company recorded $93,750 and $187,500 respectively in stock-based compensation expense related to these awards. (See discussion below).

Stock Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the three and six months ended June 30, 2016, the Company recognized stock-based compensation expense of $181,608 and $363,216 (including compensation expense for RSAs discussed above) which was recorded as a general and administrative expense in the consolidated statements of operations. For the three and six months ended June 30, 2015, stock-based compensation expense was $123,351 and $259,699, respectively.

The total amount of unrecognized compensation cost related to non-vested stock options was $1,213,571 as of June 30, 2016. This amount will be recognized over a weighted average period of 3.39 years.

Valuation Assumptions

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's common stock for similar terms. The expected term was estimated using the simplified method as permitted under SAB No. 110, since the Company has no recent exercise or forfeiture history that is representative of options granted during the year. The expected term represents the estimated period of time that stock options are expected to be outstanding, which is less than the contractual term which is generally ten years. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. There were no options granted in the six months ended June 30, 2016; the assumptions for options granted in the six months ended June 30, 2015 are as follows:

	Six Months Ended June 30,
	2016	2015
Dividend yield	NA	0.00%
Volatility factor	NA	75.00%
Risk-free interest rate	NA	1.85%
Expected term (years)	NA	6.5
Weighted-average fair value of options granted during the periods	NA	$ 2.13

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

As of June 30, 2016, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative which was classified as a current liability was adjusted to $105,660 as of June 30, 2016. The change in fair market value was recorded as non-operating income of $31,414 for the three months ended June 30, 2016 and $21,814 as non-operating expense for the six months ended June 30, 2016.

6. Series B Warrants

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 common stock warrants that are exercisable at a price of $1.15 per share and expire five years from the issuance date. The warrants were initially valued at $2,935,800 utilizing the Black-Scholes pricing model. The warrants are exercisable in cash or through a cashless exercise provision. The Series B warrants also have a "down-round" protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $1.15 per each warrant. The conversion price is automatically adjusted down to the price of the instrument being issued. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the Preferred Stock. The Company performed the same valuation as of March 31, 2016 utilizing an expected term of 4.39 years as a result of the passage of time, which resulted in the warrant value of $2,866,439. The change in fair market value at the re-measurement date of March 31, 2016 was recorded as non-operating expense totaling $411,480. The Company also performed the same valuation as of June 30, 2016 utilizing the Black-Scholes pricing model and the following assumptions:

	Six Months Ended June 30,
	2016	2015
Dividend yield	0.00%	NA
Volatility factor	70.00%	NA
Risk-free interest rate	1.11 - 1.29%	NA
Expected term (years)	4.14 - 4.15	NA
Weighted-average fair value of warrants	$0.13	NA

This resulted in a warrant value of $842,325 as of June 30, 2016. The change in fair market value at the re-measurement date was recorded as non-operating income totaling $2,024,114 for the three months ended June 30, 2016. and non-operating income totaling $1,612,634 for the six months ended June 30, 2016.

7. Income Taxes

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at June 30, 2016. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of June 30, 2016.

8. Subsequent Events

Legal Settlement

On August 3, 2016, John B. Hollister filed to dismiss his complaint against the Company and its Executive Chairman, and the Company and its Executive Chairman filed to dismiss their complaint against Hollister filed on January 25, 2016 containing claims against him for defamation, false light, unfair competition, breach of contract, breach of fiduciary duty and fraud.

Hollister's employment as the Company's Chief Executive Officer was terminated by the Company on August 24, 2015 for good and lawful reasons by the Company's Board of Directors as the Company decided to go in a different direction. As stated in the Company's December 28, 2015 Form 8-K, the Company maintains that Hollister's complaint and subsequent pleadings were grossly inaccurate and his claims were entirely without merit alleging various causes of action arising out of his termination, including a breach of contract claim.

Neither the Company nor its Executive Chairman made any payment to Hollister to resolve the lawsuit or otherwise.

 According to the Orange County Superior Court's online case records posted on August 11, 2016, the court entered the order for dismissal of the entire action with prejudice effective as of the August 3, 2016 filing date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and six months ended June 30, 2016, the year ended December 31, 2015, and the year ended December 31, 2014 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred effective April 1, 2016 under the same financial terms.

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

Other pro-drugs and potential formulations:

On December 19, 2015, the Company entered into a research agreement with UM to advance specialized cannabinoid derivatives of cannabidiol for the treatment of chemo-therapy induced peripheral neuropathy (CIPN). The fee payable to UM is based on the achievement of certain milestones in the project. The Company recognized $27,804 and $46,340 as research and development expense for the three and six months ended June 30, 2016, respectively, for work completed under this contract. The agreement also grants an exclusive option to license the technology from the University within 180 days from the commencement of the agreement. However, the studies have been extended through the end of the year to better understand the pharmacokinetics of the CBD derivative relative to different routes of administration. Either party may terminate the agreement with 30 days' written notice.

On April 11, 2016, the Company entered into a research agreement with UM that examines the efficacy of cannabinoids at the genetic level of pathological organisms such as MRSA. The fee payable is based on the achievement of certain milestones in the project. The Company recognized $52,380 as research and development expense for the three months ended June 30, 2016 for work completed under this contract. Testing is scheduled for completion in the third quarter of 2016.

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

During the quarter ended June 30, 2016, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended December 31, 2015 contained in our Form 10-K as filed with the SEC on March 18, 2016.

Results of Operations

For the three months ended June 30, 2016 and 2015

Revenues.  To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended June 30, 2016, our total operating expenses were $1,482,035 as compared to $1,356,544 for the three months ended June 30, 2015. The increase in operating expenses was due primarily to an increase in research and development costs as the company advances its drug development programs offset somewhat by a decline in general and administrative expenses, as discussed below.

Research and development. Research and development expenses for the three months ended June 30, 2016 were $459,957 which consisted of contract R&D fees incurred by the University of Mississippi for the CIPN research project, process development fees incurred by the Company's contract manufacturer that were not present in 2015, and consulting and professional services fees.

Research and development expenses for the three months ended June 30, 2015, were $43,374 which consisted of option fees and contract research and development fees incurred by UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.

General and administrative. General and administrative expenses for the three months ended June 30, 2016 were $1,022,078 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees. By comparison, general and administrative expenses for the three months ended June 30, 2015 were $1,313,170 which primarily consisted of consulting fees and professional fees associated with our costs of becoming a public company.

Other income and expenses. For the three months ended June 30, 2016, the Company had non-operating income of $2,055,528 which consisted of the following components:

•

$2,024,114 represented a change in the fair value of the Series B warrant liability as determined by a third party independent valuation conducted as of June 30, 2016; the decrease in the warrant value was primarily attributable to the decline in the fair value of the company's common stock

•	$31,414 represented a change in the fair value of the conversion right related to the Series B preferred stock issuance as estimated from the same valuation referenced above.

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

Net Income (Loss). For the three months ended June 30, 2016, we had net income of $573,093 as compared to a net loss of $2,056,960 for the three months ended June 30, 2015. We expect to incur net losses for the foreseeable future.

For the six months ended June 30, 2016 and 2015

Revenues.  To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the six months ended June 30, 2016, our total operating expenses were $2,702,374 as compared to $2,266,369 for the six months ended June 30, 2015. The increase in operating expenses was due primarily to an increase in research and development costs as the company advances its drug development programs offset somewhat by a decline in general and administrative expenses, as discussed below.

Research and development. Research and development expenses for the six months ended June 30, 2016 were $595,316 which consisted of contract R&D fees incurred by the University of Mississippi for the CIPN research project, process development fees incurred by the Company's contract manufacturer that were not present in 2015, and consulting and professional services fees.

Research and development expenses for the six months ended June 30, 2015, were $80,574 which consisted of option fees and contract research and development fees incurred by UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.

General and administrative. General and administrative expenses for the six months ended June 30, 2016 were $2,107,058 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees. By comparison, general and administrative expenses for the six months ended June 30, 2015 were $2,185,795 which primarily consisted of consulting fees and professional fees associated with our costs of becoming a public company.

Other income and expenses. For the six months ended June 30, 2016, the Company had non-operating income of $1,590,820 which consisted of the following components:

•	$1,612,634 of income from the cumulative change in the fair value of the Series B warrant liability as determined by third party independent appraisal conducted as of March 31, 2016 and June 30, 2016; the decrease in the warrant value was primarily attributable to the decline in the fair value of the company's common stock

•	$21,814 of expense from the cumulative change in the fair value of the conversion right related to the Series B preferred stock issuance as estimated from the same valuation referenced above.

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

Net Income (Loss). For the six months ended June 30, 2016, we had a net loss of $1,112,354 as compared to a net loss of $2,967,185 for the six months ended June 30, 2015. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We had cash and cash equivalents of $831,658 as of June 30, 2016, as compared to $3,221,209 as of December 31, 2015. This decrease is primarily attributable to the funding of operating expenses as previously discussed. We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that we will not have sufficient funds to meet its obligations beyond one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

On August 3, 2016, John B. Hollister filed to dismiss his complaint against the Company and its Executive Chairman, and the Company and its Executive Chairman filed to dismiss their complaint against Hollister filed on January 25, 2016 containing claims against him for defamation, false light, unfair competition, breach of contract, breach of fiduciary duty and fraud.

Hollister's employment as the Company's Chief Executive Officer was terminated by the Company on August 24, 2015 for good and lawful reasons by the Company's Board of Directors as the Company decided to go in a different direction. As stated in the Company's December 28, 2015 Form 8-K, the Company maintains that Hollister's complaint and subsequent pleadings were grossly inaccurate and his claims were entirely without merit alleging various causes of action arising out of his termination, including a breach of contract claim.

Neither the Company nor its Executive Chairman made any payment to Hollister to resolve the lawsuit or otherwise.

According to the Orange County Superior Court's online case records posted on August 11, 2016, the court entered the order for dismissal of the entire action with prejudice effective as of the August 3, 2016 filing date.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A-Risk Factors." There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

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

Nemus Bioscience, Inc., a Nevada corporation

August 12, 2016	By:	/s/ Brian Murphy
	Its:	Brian Murphy Chief Executive Officer (Principal Executive Officer)

August 12, 2016	By:	/s/ Elizabeth Berecz
	Its:	Elizabeth Berecz Chief Financial Officer (Principal Financial and Accounting Officer)

