Form 10-Q
period 2016-09-30
Nemus Bioscience, Inc.
filed 2016-11-09
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission File Number: 000-55136

Nemus Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0692882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Anton Blvd., Suite 1100, Costa Mesa, CA 92626
(Address of principal executive offices) (Zip Code)

(949) 396-0330
(Registrant's telephone number, including area code)

650 Town Center Drive, Suite 1770, Costa Mesa, CA 92626

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

As of November 8, 2016, there were 20,798,163 shares of the issuer's common stock, par value $0.001 per share, issued and outstanding.

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not descriptions of historical facts are forward-looking statements that are based on management's current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would" or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q, including, without limitation, risks relating to:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$319,930	$3,221,209
Restricted cash	37,500	37,500
Prepaid expenses	249,193	158,946
Other current assets	28,626	36,126
Total current assets	635,249	3,453,781

Property and equipment, net	12,994	13,383

Other assets
Deposits and other assets	43,884	43,884
Total other assets	43,884	43,884
Total assets	$692,127	$3,511,048

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$387,373	$125,357
Accrued payroll and related expenses	71,802	46,268
Accrued license and patent reimbursement fees	80,000	97,500
Accrued expenses	135,381	228,645
Provision for conversion of Series B preferred stock	166,718	84,090
Total current liabilities	841,274	581,860

Noncurrent liabilities
Deferred rent	-	3,233
Series B warrants	869,990	2,454,959
Total noncurrent liabilities	869,990	2,458,192
Total liabilities	1,711,264	3,040,052

Commitments and contingencies
(Note 3)

Redeemable Convertible Series B Preferred Stock, $0.001 par value, 20 million shares authorized; 4,492 issued and outstanding as of September 30, 2016 and 4,500 issued and outstanding as of December 31, 2015, net of $493,770 of issuance costs; $4.5 million liquidation preference as of September 30, 2016	1,359,899	1,363,200

Stockholders’ deficit
Common stock, $0.001 par value; 236 million shares authorized; 19,913,163 issued and outstanding as of September 30, 2016 and 19,903,163 issued and outstanding as of December 31, 2015	19,913	19,903
Additional paid-in-capital	6,635,345	6,086,987
Warrants	781,811	759,386
Accumulated deficit	(9,816,105)	(7,758,480)
Total stockholders’ deficit	(2,379,036)	(892,204)

Total liabilities and stockholders’ deficit	$692,127	$3,511,048

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Operating expenses
Research and development	$80,525	$152,288	$675,840	$232,862
General and administrative	775,623	744,004	2,882,682	2,929,799

Total operating expenses	856,148	896,292	3,558,522	3,162,661

Operating loss	(856,148)	(896,292)	(3,558,522)	(3,162,661)

Other expense (income)
Change in fair value of warrant liability	27,665	-	(1,584,969)	-
Change in fair value of conversion rights of Series A preferred stock	-	286,000	-	986,000
Change in fair value of conversion rights of Series B preferred stock	61,058	-	82,872	-

Net loss before income taxes	(944,871)	(1,182,292)	(2,056,425)	(4,148,661)

Provision for income taxes	400	500	1,200	1,316

Net loss	$(945,271)	$(1,182,792)	$(2,057,625)	$(4,149,977)

Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.10)	$(0.25)

Shares used in computing basic and diluted loss per share	19,913,163	17,062,366	19,910,426	16,519,854

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(2,057,625)	$(4,149,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,505	7,290
Stock-based compensation expense	544,823	263,985
Amortization of warrants and stock issued for services (1) (2)	51,539	529,016
Change in fair value of conversion rights of Series A preferred stock	-	986,000
Change in fair value of conversion rights of Series B preferred stock	82,872	-
Change in fair value of warrant liabilities	(1,584,969)	-
Changes in assets and liabilities:
Restricted cash	-	(37,500)
Prepaid expenses (1)	(119,361)	25,800
Other current assets	7,500	5,470
Accounts payable (2)	262,016	(267,264)
Accrued payroll and related expenses	25,534	99,157
Accrued license and patent reimbursement fees	(17,500)	(29,212)
Stock subscription liability	-	(100,000)
Accrued expenses and other liabilities	(96,497)	52,899
Net cash used in operating activities	(2,890,163)	(2,614,336)
Cash flows from investing activities:
Purchases of property and equipment	(11,116)	(1,982)
Net cash used in investing activities	(11,116)	(1,982)
Cash flows from financing activities:
Proceeds from common stock issuance, net of $3,920 issuance costs	-	721,069
Proceeds from Series A preferred stock issuance, net of $7,700 issuance costs	-	1,442,302
Proceeds from Series B preferred stock issuance, net of $411,661 issuance costs	-	4,588,339
Net cash provided by financing activities	-	6,751,710

Net increase (decrease) in cash and cash equivalents	(2,901,279)	4,135,392

Cash and cash equivalents, beginning of period	3,221,209	207,330

Cash and cash equivalents, end of period	$319,930	$4,342,722

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$116

Supplemental disclosures of non-cash financing and investing activities:

(1)

During the nine months ended September 30, 2015, the Company issued warrants of our common stock for consulting services. The warrants were valued at $417,875 and were recorded as a Prepaid expense and are being amortized over the service period.

During the nine months ended September 30, 2015, the Company also issued shares of common stock for consulting services valued at $168,000. Such amounts were recorded as a Prepaid expense and are being amortized over the service period.

During the nine months ended September 30, 2016, warrants issued to service providers for consulting services were valued at $22,425 and recorded as a Prepaid expense and are being amortized over the service period.

(2)	During the nine months ended September 30, 2015, the Company issued warrants of our common stock to a service provider in exchange for extinguishment of $10,000 of trade accounts payable owed to this vendor.

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

As of September 30, 2016, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

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

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of September 30, 2016, we had cash and cash equivalents of $319,930. In October 2016, we raised an additional $500,000 (see note 8) to be utilized to fund operations. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to continue to fund its operations and capital funding needs through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. However, the Company cannot be sure that such additional funds will be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company is unable to secure adequate additional funding, the Company may be forced to make a reduction in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs

Cash and Cash Equivalents

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

Restricted Cash

A deposit of $37,500 as of September 30, 2016 and December 31, 2015 was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company's credit cards.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Series B warrant liability and the conversion liability for the Series B preferred stock were valued utilizing Level 3 inputs primarily from a third party independent appraisal conducted as of September 30, 2016.

Property and Equipment, Net

As of September 30, 2016, property and equipment, net, was $12,994, consisting primarily of computers and equipment. The Company had $13,383 of property and equipment, net, as of December 31, 2015. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

The Company records a valuation allowance to reduce the deferred income tax assets to the amount that is more likely than not to be realized. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. As a result, there are no income tax benefits reflected in the statement of operations to offset pre-tax losses.

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

Stock-Based Compensation for Non-Employees

The Company accounts for warrants and options issued to non-employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 505-50, Equity - Equity Based Payments to Non-Employees, using the Black-Scholes option-pricing model. The value of such non-employee awards is periodically re-measured over the vesting terms and at each quarter end.

Segment Information

FASB ASC No. 280, Segment Reporting, establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group ("CODM"), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. Based on the early development stage of our operation, we operate in a single reportable segment.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss). For the three and nine months ended September 30, 2016, the comprehensive income (loss) was equal to the net income (loss).

Earnings per share

The Company applies FASB ASC No. 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share would include the dilutive effect of outstanding warrants and awards granted to employees under stock-based compensation plans.  Potential shares of the Company's common stock are excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive for the periods presented.  For the three and nine month period ending September 30, 2016, 10,879,500 warrants and 1,142,500 stock options outstanding at the end of the period are excluded from the calculation of diluted loss per common share.  For the three and nine month  period ended September 30, 2015, 10,759,500 warrants and 1,151,000 stock options outstanding at the end of the period are excluded from the calculation of diluted loss per common share.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as "lessees"- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company is currently evaluating the potential impact that the adoption of ASU No. 2016-02 may have on its consolidated financial statements.

2. University of Mississippi Agreements

In July 2013, the Company entered into a Memorandum of Understanding (MOU) with UM to engage in joint research of extracting, manipulating, and studying cannabis in certain forms to develop intellectual property (IP) with the intention to create and commercialize therapeutic medicines. Nemus will own all IP developed solely by its employees and will jointly own all IP developed jointly between Nemus and UM employees. The term of the MOU agreement is five years and the parties agree to negotiate separate research agreements upon the identification of patentable technologies as well as any deemed to be a trade secret. The agreement may be terminated by either party with three months’ written notice to the other party.

UM 5050 pro-drug agreements:

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. The license agreement for the field of oral delivery also includes rights to UM 1250, a bio-adhesive hot melt extruded film for topical and mucosal adhesion application and drug delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payments under the license agreements, if the milestones are achieved, is $2.1 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. The agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from October 1, 2016 to December 14, 2016 to coincide with the renewals of the UM 8930 license discussed below. The option payment for this shortened period is $2,500 due and payable on October 31, 2016.

UM 8930 pro-drug agreements:

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, a pro-drug formulation of cannabidiol ("CBD") for products administered through each of ocular or rectal delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is a one-time upfront payment of $65,000 per license agreement, payable in four equal monthly installments that started on December 15, 2015. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payments under the license agreements, if the milestones are achieved, is $1.4 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for an option period ending March 31, 2016. This option was subsequently renewed for the period October 1, 2016 to December 14, 2016 to coincide with the UM8930 annual license renewal. The option payment for this shortened period is $2,500 due and payable on October 31, 2016.

3. Commitments and Contingencies

Lease Commitments

On September 1, 2014, the Company signed an operating lease for laboratory and office space at the Innovation Hub, Insight Park located on the University of Mississippi campus. The lease term commenced on October 1, 2014 and expires on December 31, 2017. There is annual escalating rent provisions and two months of free rent in the agreement. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent will be charged to expense each month during the lease period. The monthly amount charged to rent expense is $9,267.

In October 2014, we signed a lease agreement for our corporate office headquarters that consists of approximately 4,087 square feet located at 650 Town Center Drive, Suite 1770, Costa Mesa, CA 92626. The lease expired on October 31, 2016 and our monthly rent was $5,373, payable in equal monthly installments with annual escalations. There was no subsequent renewal upon expiration of this lease.

In November 2015, the Company entered into an operating lease for its office and lab furnishings both in Costa Mesa and the Innovation Hub laboratory. The lease expires on November 3, 2017 and the monthly lease payments are $7,559.

Total net rent expense related to our operating leases for the three months ended September 30, 2016 and 2015, was $79,771 and $56,680, respectively. For the nine months ended September 30, 2016 and 2015, total net rent expense from operating leases was $240,746 and $170,931 respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of September 30, 2016 are as follows:

2016	$56,671
2017	161,963
2018	-
2019	-
2020	-
Thereafter	-
Total	$218,634

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of September 30, 2016, the Company had no current proceedings or inquiries.

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

Pursuant to the terms of the Agreement, Nemus will pay an estimated $154,000 to $183,000 in fees and expenses for the initial evaluation and development of a process for the production of Nemus' pro-drug of THC to ensure reproducibility, quality and safety and an estimated $142,900 for analytical method development and qualification. The Company recognized $18,896 and $225,244 respectively as research and development expense towards these fees for the three and nine months ended September 30, 2016. After the initial evaluation and development, Nemus has agreed to pay additional fees and expenses for sample production of Nemus' pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

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

In December 2015, a Series B Preferred Stockholder converted 500 shares of its preferred stock to common stock as allowed under the Series B Stock Agreement (discussed below), resulting in the issuance of 625,000 shares of common stock at an effective price of $0.80 per share.

In March 2016, another Series B Preferred Stockholder converted 8 shares of its preferred stock to common stock, resulting in the issuance of 10,000 shares of common stock at an effective price of $0.80 per share.

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

Subject to certain trigger events occurring, the Series B preferred stock holders have the right to force the Company to redeem the shares of preferred stock at a price per preferred share equal to the greater of (A) 115% of the conversion amount and (B) the product of (1) the conversion rate in effect at such time and (2) the greatest closing sale price of the Common Stock during the period beginning on the date immediately preceding such triggering event and ending on the date such holder delivers the notice of redemption. Such triggering events include:

•	Failure of the Series B Registration Statement to be declared effective by the SEC on or prior to the date that is ninety days after the Effectiveness Deadline;

•	Suspension of the Company's common stock from trading for a period of (2) consecutive trading days;

•	Failure of the Company to deliver all the shares of the common stock or make the appropriate cash payments in a timely manner upon conversion of the Series B Preferred;

•	Any default of indebtedness;

•	Any filing of voluntary or involuntary bankruptcy by the Company;

•	A final judgment in excess of $100,000 rendered against the Company;

•	Breach of representations and warranties in the Stock Purchase Agreement;

•	Failure to comply with the Series B Certificate of Designation or Rule 144 requirements.

As certain of these triggering events are considered to be outside the control of the Company, the Series B preferred stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet.

In December 2015, a Series B Preferred Stock holder converted 500 shares of its preferred stock to common stock at the conversion rate of 1,250:1 resulting in the issuance of 625,000 shares of common stock. In March 2016, another Series B Preferred Stockholder converted 8 shares of its preferred stock to common stock at the same ratio resulting in the issuance of 10,000 shares of common stock. As a result of these conversions, the liquidation preference for the Series B Preferred Stock has been reduced to $4.5 million at both September 30, 2016 and December 31, 2015.

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

In March 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 90,000 shares of common stock with an exercise price of $2.50 per share with a term of five years and vest quarterly over one year. These warrants were in exchange for services performed beginning in the first quarter and were subsequently issued in April 2015. The Company estimated the vested warrant value to be $85,950 utilizing the Black Scholes option pricing model and amortized $5,145 for services provided for the nine months ended September 30, 2016 and $46,810 for the nine months ended September 30, 2015.

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

In November 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 120,000 shares of common stock with an exercise price of $1.15 per share with a term of five years. These warrants are in exchange for services to be performed from November 25, 2015 to May 25, 2016 and 60,000 shares vest immediately with the remainder in one quarter. The Company estimated the warrant value of vested warrants to be $42,000 utilizing the Black Scholes option pricing model and amortized $7,800 during the fiscal year ended December 31, 2015 and $34,200 in the nine months ended September 30, 2016.

The Company's board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:

•

Contemporaneous valuation prepared by an independent third-party valuation specialist effective as of April 1, 2015, August 20, 2015, December 31, 2015, March 31, 2016, June 30, 2016, and September 30, 2016,

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

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of September 30, 2016, options (net of canceled or expired options) covering an aggregate of 1,142,500 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,142,500 options outstanding and 857,500 shares available for future grants under the 2014 Plan.

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

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,142,500 shares net of cancellations through September 30, 2016, under the 2014 Plan.

The following is a summary of activity under the 2014 Plan as of September 30, 2016:

		Options Outstanding
	Shares			Weighted
	Available for Grant of	Number of	Price per	Average Exercise
	Options & Shares	Shares	Share	Price

Balance at December 31, 2015	2,020,000	1,180,000	$0.42-3.00	$0.63
Shares used for restricted stock awards (see discussion below)	(1,200,000)
Subtotal	820,000
Options granted	-	-	$-	$-
Options exercised	-	-	$-	$-
Options cancelled	37,500	(37,500)	$1.15	$1.15
Balance at September 30, 2016	857,500	1,142,500	$0.42-3.00	$0.61

The weighted average remaining contractual life in years of the options outstanding as of September 30, 2016 was 8.15 years.

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at September 30, 2016 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of September 30, 2016, the aggregate intrinsic value of options outstanding was $52,500. As of September 30, 2016, 238,500 options to purchase shares of common stock were exercisable.

Restricted Stock Awards

Restricted stock awards ("RSAs") are granted to our board of directors and members of senior management and are issued pursuant to the Company's 2014 Omnibus Incentive Plan. On October 20, 2015, a total of 1,200,000 RSAs were granted to members of the Company's senior management and board of directors with a fair market value of approximately $900,000. These RSAs vest from one to three years from the grant date as services are rendered to the Company. For the three and nine months ended September 30, 2016, the Company recorded $93,750 and $281,250 respectively in stock-based compensation expense related to these awards. (See discussion below).

Stock Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the three and nine months ended September 30, 2016, the Company recognized stock-based compensation expense of $181,608 and $544,823 (including compensation expense for RSAs discussed above) which was recorded as a general and administrative expense in the consolidated statements of operations. For the three and nine months ended September 30, 2015, stock-based compensation expense was $4,286 and $263,985, respectively.

The total amount of unrecognized compensation cost related to non-vested stock options was $1,109,963 as of September 30, 2016. This amount will be recognized over a weighted average period of 3.14 years.

Valuation Assumptions

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company's common stock for similar terms. The expected term was estimated using the simplified method as permitted under SAB No. 110, since the Company has no recent exercise or forfeiture history that is representative of options granted during the year. The expected term represents the estimated period of time that stock options are expected to be outstanding, which is less than the contractual term which is generally ten years. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. There were no options granted in the nine months ended September 30, 2016; the assumptions for options granted in the nine months ended September 30, 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015

Dividend yield	NA	0.00%
Volatility factor	NA	75.00%
Risk-free interest rate	NA	1.65-1.85%
Expected term (years)	NA	6.25-6.50
Weighted-average fair value of options granted during the periods	NA	$2.69

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

As of September 30, 2016, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative which was classified as a current liability was adjusted to $166,718 as of September 30, 2016. The change in fair market value was recorded as non-operating expense of $61,058 for the three months ended September 30, 2016 and $82,872 as non-operating expense for the nine months ended September 30, 2016.

6. Series B Warrants

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 common stock warrants that are exercisable at a price of $1.15 per share and expire five years from the issuance date. The warrants were initially valued at $2,935,800 utilizing the Black-Scholes pricing model. The warrants are exercisable in cash or through a cashless exercise provision. The Series B warrants also have a "down-round" protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $1.15 per each warrant. The conversion price is automatically adjusted down to the price of the instrument being issued. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the Preferred Stock. The Company also performed the same valuation as of September 30, 2016 utilizing the Black-Scholes pricing model and the following assumptions:

	Nine Months Ended September 30,
	2016	2015
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	1.11 - 1.29	1.75%
Expected term (years)	3.89-3.90	4.61
Weighted-average fair value of warrants	$0.14	$0.46

This resulted in a warrant value of $869,990 as of September 30, 2016. The change in fair market value at the re-measurement date was recorded as non-operating expense totaling $27,665 for the three months ended September 30, 2016. and non-operating income totaling $1,584,969 for the nine months ended September 30, 2016.

7. Income Taxes

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at September 30, 2016. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of September 30, 2016.

8. Subsequent Events

Convertible Preferred Stock Issuance

In October 2016, the Company sold 500 shares of convertible preferred stock with a purchase price of $1,000 per share for gross proceeds of $500,000 to a healthcare investment fund under the Series C Preferred Stock Agreement. Each share of Preferred Stock is convertible into 2,500 shares of common stock which results in an effective conversion price of $0.40 per common share. This results in the reduction of the conversion price of the Series B Preferred Stock to $ 0.40 and a reduction in the exercise price of the Series B warrants to $ 0.40. As part of the terms of the Series C Preferred Stock agreement, the Company entered into a Registration Rights Agreement with the purchaser to file a registration statement to register for resale the shares of common stock underlying the preferred shares within 30 days following the closing of the agreement.

Technology License Agreement

In October 2016, the Company entered into a technology license agreement with a third-party manufacturing company in order to biosynthetically manufacture cannabinoids. The terms of the agreement call for an initial payment of $50,000 along with a common stock issuance equal to $50,000 of the Company’s common stock based on the 10 -day volume-weighted average closing price calculated from the effective date of the agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and nine months ended September 30, 2016, the year ended December 31, 2015, and the year ended December 31, 2014 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q.

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

Recent Events

UM 5050 pro-drug agreements:

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. The license agreement for the field of oral delivery also includes rights to UM 1250, a bio-adhesive hot melt extruded film for topical and mucosal adhesion application and drug delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payments under the license agreements if the milestones are achieved is $2.1 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. The agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period. This option was subsequently renewed for the period October 1, 2016 to December 14, 2016 to coincide with the UM8930 annual license renewal. The option payment for this shortened period is $2,500 due and payable on October 31, 2016.

UM 8930 pro-drug agreements:

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, a pro-drug formulation of cannabidiol, or CBD for products administered through each of ocular or rectal delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is a one-time upfront payment of $65,000 per license agreement, payable in four equal monthly installments that started on December 15, 2015. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payments under the license agreements if the milestones are achieved is $1.4 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for an option period ending March 31, 2016. This option was subsequently renewed for the period from October 1, 2016 to December 14, 2016 to coincide with the UM8930 annual license renewal. The option payment for this shortened period is $2,500 due and payable on October 31, 2016.

Critical Accounting Policies and Estimates

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

During the quarter ended September 30, 2016, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K as filed with the SEC on March 21, 2016.

Results of Operations

For the three months ended September 30, 2016 and 2015

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended September 30, 2016, our total operating expenses were $856,148 as compared to $896,292 for the three months ended September 30, 2015. The slight decrease in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended September 30, 2016 were $80,525 which consisted of license renewal fees with the University of Mississippi and contract research and development fees for several projects completed during the quarter.

Research and development expenses for the three months ended September 30, 2015, were $152,288 which consisted of license renewal fees and contract research and development fees incurred by UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA and glaucoma.

General and administrative. General and administrative expenses for the three months ended September 30, 2016 were $775,623 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees. By comparison, general and administrative expenses for the three months ended September 30, 2015 were $744,004 which primarily consisted of the same components. However, stock compensation expense for the three months ended September 30, 2015 was $4,286 as compared to $181,608 for the three months ended September 30, 2016 due to the cancellation of stock options related to the company’s former chief executive officer in August 2015.

Other income and expenses. For the three months ended September 30, 2016, the Company had non-operating expense of $88,723 which consisted of the following components:

•

$27,665 represented a change in the fair value of the Series B warrant liability as determined by a third party independent valuation conducted as of September 30, 2016; the increase in the warrant value was primarily attributable to the decline in the fair value of the company's common stock.

•	$61,058 represented a change in the fair value of the conversion right related to the Series B preferred stock issuance as estimated from the same valuation referenced above.

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

Net loss. For the three months ended September 30, 2016, we had a net loss of $945,271 as compared to a net loss of $1,182,792 for the three months ended September 30, 2015. We expect to incur net losses for the foreseeable future.

For the nine months ended September 30, 2016 and 2015

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the nine months ended September 30, 2016, our total operating expenses were $3,558,522 as compared to $3,162,661 for the nine months ended September 30, 2015. The increase in operating expenses was due primarily to an increase in research and development costs as the company advances its drug development programs offset somewhat by a decline in general and administrative expenses, as discussed below.

Research and development. Research and development expenses for the nine months ended September 30, 2016 were $675,840 which consisted of contract R&D fees incurred by the University of Mississippi for various research projects, process development fees incurred by the Company's contract manufacturer that were not present in 2015, and consulting and professional services fees.

Research and development expenses for the nine months ended September 30, 2015, were $232,862 which consisted of option fees and contract research and development fees incurred by UM to begin studies concerning the medical utility of cannabinoids as anti-infective therapeutics for MRSA.

General and administrative. General and administrative expenses for the nine months ended September 30, 2016 were $2,882,682 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees. By comparison, general and administrative expenses for the nine months ended September 30, 2015 were $2,929,799 which primarily consisted of consulting fees and professional fees associated with our costs of becoming a public company.

Other income and expenses. For the nine months ended September 30, 2016, the Company had non-operating income of $1,502,097 which consisted of the following components:

•

$1,584,969 of income from the cumulative change in the fair value of the Series B warrant liability as determined by third party independent appraisal conducted as of March 31, 2016, June 30, 2016, and September 30, 2016; the decrease in the warrant value was primarily attributable to the decline in the fair value of the company's common stock.

•	$82,872 of expense from the cumulative change in the fair value of the conversion right related to the Series B preferred stock issuance as estimated from the same valuation referenced above.

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

Net loss. For the nine months ended September 30, 2016, we had a net loss of $2,057,625 as compared to a net loss of $4,149,977 for the nine months ended September 30, 2015. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We had cash and cash equivalents of $319,930 as of September 30, 2016, as compared to $3,221,209 as of December 31, 2015. This decrease is primarily attributable to the funding of operating expenses as previously discussed. We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company. In October 2016, we raised an additional $500,000 (see note 8) to be utilized to fund operations. Without additional funding, management believes that we will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

On August 3, 2016, John B. Hollister, the Company’s former Chief Executive Officer, filed to dismiss his complaint against the Company and its Executive Chairman, and the Company and its Executive Chairman filed to dismiss their complaint against Hollister filed on January 25, 2016 containing claims against him for defamation, false light, unfair competition, breach of contract, breach of fiduciary duty and fraud.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of risk factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q, under the heading "Part I, Item 1A-Risk Factors." There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934

32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.ins	Instance Document

101.sch	XBRL Taxonomy Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

 + Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Nemus Bioscience, Inc., a Nevada corporation

November 9, 2016	By:	/s/ Brian Murphy
Brian Murphy
	Its:	Chief Executive Officer (Principal Executive Officer)

November 9, 2016	By:	/s/ Elizabeth Berecz
Elizabeth Berecz
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

