Form 10-K
period 2016-12-31
Nemus Bioscience, Inc.
filed 2017-03-10
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $7,377,546.40 as of June 30, 2016, based upon the closing price of $0.4920 per share of the registrant’s common stock on the OTCQB on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 7, 2017, there were 25,729,663 shares of the registrant's common stock issued and outstanding.

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	70
Item 16.	Form 10-K Summary	73

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

On October 31, 2014, the Company entered into a Share Repurchase and Cancellation Agreement with LGT, Yosbani Mendez and Francisco Mendez, pursuant to which the Company repurchased 5,431,460 shares of its common stock (the “Repurchased Shares”) from Yosbani Mendez and Francisco Mendez for a repurchase price of all of the issued and outstanding shares of LGT. Upon the repurchase, the Company cancelled all of the Repurchased Shares.

Prior to the Merger, we were a transportation and logistics company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. Nemus Sub was incorporated in the State of California on July 17, 2012.

Business Overview

We are a biopharmaceutical company focused on the discovery, development, and the commercialization of cannabinoid-based therapeutics through our partnership with the University of Mississippi, or UM. UM has held the only contract to cultivate cannabis for research purposes on behalf of the Federal Government since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts containing cannabinoid molecules. We are currently UM’s sole partner for the development and commercialization of drugs derived from cannabis extracts, or cannabinoids.

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

UM 5050 pro-drug license agreements

In September 2014, we entered into three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC, for products administered through each of ocular, oral or rectal delivery. The license agreement for the field of oral delivery also includes rights to UM 1250, a bio-adhesive hot-melt extruded film for topical and mucosal adhesion application and drug delivery. Data from UM supports the delivery of the pro-drug through absorptive routes other than the gastrointestinal tract, which we believe has the potential to mitigate the issue of first-pass metabolism by the liver, potentially enhancing drug bioavailability and adding to the predictability of the pharmacokinetics. Further, we have an option for the rights to use UM 5050 for delivery by other means not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds which is renewable every six months and we have continued to renew.

We paid UM upfront license fees under each of the three license agreements. Under each of the three license agreements, we are also responsible for annual maintenance fees that will be credited against royalties in the current fiscal year, contingent milestone payments upon achievement of development and regulatory milestones and royalties on net sales of licensed products sold for commercial use. The aggregate milestone payments under the license agreements if the milestones are achieved is $2.1 million and the potential royalty percentage is in the mid-single digits. We must also pay to UM a portion of all licensing fees we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. Our royalty obligations apply on a country by country and licensed product by licensed product basis, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, or ten years after first commercial sale of such licensed product in such country.

Each of the three licenses continue, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the relevant licensed technology or expiration of our payment obligations under the license. UM may terminate the applicable license agreement, effective with the giving of notice, if: (a) we fail to pay any material amount payable to UM under the relevant license agreement and do not cure such failure within 60 days after UM notifies us of such failure, (b) we materially breach any covenant, representation or warranty in the relevant license agreement and do not cure such breach within 60 days after UM notifies us of such breach, (c) we fail to comply in any material respect with the terms of the relevant license and do not cure such noncompliance within 60 days after UM notifies us of such failure, (d) we are subject to a bankruptcy event, (e) we dissolve or cease operations or (f) if after the first commercial sale of a product during the term of the relevant license agreement, we materially fail to make reasonable efforts to commercialize at least one product or fail to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside our control. We may terminate each license agreement with sixty days’ written notice to UM.

UM 8930 pro-drug agreements

In December 2015, we executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, a pro-drug formulation of cannabidiol, or CBD for products administered through each of ocular or rectal delivery. Further, we have an option for the right to use UM 8930 for delivery by other means not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds, which may be renewed every six months and we plan to seek renewal for the foreseeable future.

We paid UM upfront license fees under each of the two license agreements. Under each of the two license agreements, we are also responsible for annual maintenance fees that will be credited against royalties in the current fiscal year, contingent milestone payments upon achievement of development and regulatory milestones and royalties on net sales of licensed products sold for commercial use. The aggregate milestone payments under the license agreements if the milestones are achieved is $1.4 million and the potential royalty percentage is in the mid-single digits. We must also pay to UM a portion of all licensing fees we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. Our royalty obligations apply on a country by country and licensed product by licensed product basis, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, or ten years after first commercial sale of such licensed product in such country.

Each of the two licenses continue, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the relevant licensed technology or expiration of our payment obligations under the license. UM may terminate the applicable license agreement, effective with the giving of notice, if: (a) we fail to pay any material amount payable to UM under the relevant license agreement and do not cure such failure within 60 days after UM notifies us of such failure, (b) we materially breach any covenant, representation or warranty in the relevant license agreement and do not cure such breach within 60 days after UM notifies us of such breach, (c) we fail to comply in any material respect with the terms of the relevant license and do not cure such noncompliance within 60 days after UM notifies us of such failure, (d) we are subject to a bankruptcy event, (e) we dissolve or cease operations or (f) if after the first commercial sale of a product during the term of the relevant license agreement, we materially fail to make reasonable efforts to commercialize at least one product or fail to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside our control. We may terminate each license agreement with sixty days' written notice to UM.

UM 5070 license agreement

In January 2017, we entered into a license agreement with UM pursuant to which UM granted us an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA).

We are obligated to pay UM upfront license fees under the license agreement. Under the license agreement, we are also responsible for annual maintenance fees that will be credited against royalties in the current fiscal year, contingent milestone payments upon achievement of development and regulatory milestones and royalties on net sales of licensed products sold for commercial use. The aggregate milestone payments due under the license agreement if the milestones are achieved is $700,000 and the royalty percentage due on net sales is in the mid-single digits. We must also pay to UM a portion of all licensing fees we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. Our royalty obligations apply on a country by country and licensed product by licensed product basis, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, or ten years after first commercial sale of such licensed product in such country.

The license agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology or expiration of our payment obligations under the license. UM may terminate the license agreement, effective with the giving of notice, if: (a) we fail to pay any material amount payable to UM under the license agreement and do not cure such failure within 60 days after UM notifies us of such failure, (b) we materially breach any covenant, representation or warranty the license agreement and do not cure such breach within 60 days after UM notifies us of such breach, (c) we fail to comply in any material respect with the terms of the license and do not cure such noncompliance within 60 days after UM notifies us of such failure, (d) we are subject to a bankruptcy event, (e) we dissolve or cease operations or (f) if after the first commercial sale of a product during the term of the license agreement, we materially fail to make reasonable efforts to commercialize at least one product or fail to keep at least one product on the market after the first commercial sale for a continuous period of 1 year, other than for reasons outside our control. We may terminate the license agreement with sixty days’ written notice to UM.

Expenses for Research and Development Activities

Research and development expenses for the year ended December 31, 2016, were $939,040, which consisted of formulation work, license fee renewals, option expenses, and contract research and development, or R&D, fees incurred by the University of Mississippi. For the year ended December 31, 2015, our R&D expenses were $576,093 which consisted of new license fees for the CBD pro drug molecule, license fee renewals, option expenses, and contract R&D fees incurred by the University of Mississippi.

Our Product Candidates

Cannabinoids are a class of chemically diverse compounds that are found in extracts from the cannabis plant. These compounds express their physiological response by binding to specific cannabinoid receptors (CB1 and CB2), which are found throughout the body. Some cannabinoids have been observed to exert multiple effects on the human body, including but not limited to: impacting the immune response, nervous system function and repair, gastrointestinal maintenance and motility, motor function in muscles, pancreatic functionality and blood sugar regulation, and integrity of function in the eye, including the optic nerve. Cannabis and specific cannabinoids have been studied widely, with published data suggesting the potential for these compounds to be used in treating many disorders or alleviating disease-associated symptoms.

We are focused on the development of early stage cannabinoid product candidates. Specifically, UM’s research to date has indicated that proprietary cannabinoid chemistry coupled with the innovative, alternative delivery methods, such as ocular, transmucosal and trans-rectal delivery, could have beneficial effects across a spectrum of diseases, including these primary targets:

•	Glaucoma and other ocular-related disorders;

•	Palliative care associated with adverse events related to chemotherapy; and

•	Anti-infective activity directed against MRSA.

The following table summarizes certain information regarding our cannabinoid product candidates:

Product Candidate	Indication	Development Status
NB1111	Glaucoma	Preclinical
NB1222	Chemotherapy Induced Nausea and Vomiting (CINV)	Preclinical
NB3111	MRSA	Preclinical
NB2111	Chemotherapy Induced Peripheral Neuropathy (CIPN)	Research
NB2222	Ocular Targets: Uveitis, Dry Eye Syndrome, Macular Degeneration, Diabetic Retinopathy	Research

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

Our lead ocular compound is NB1111, a prodrug of THC. The molecule has been formulated to make the usually lipophilic THC more hydrophilic to allow for easier transport across membranes. In 2013 and 2014, UM conducted studies of the formulation in the rabbit ocular model which showed that the molecule was able to penetrate all chambers of the eye which could potentially broaden the proposed therapeutic indications of interest to diseases of the eye that affect the retina and optic nerve, such as macular degeneration or diabetic retinopathy. These studies also revealed that the formulation was able to achieve potentially therapeutic concentrations in the anterior compartment, vitreous humor, and posterior compartment of the normal rabbit eye, which is very similar to the human eye in anatomy and physiology. The rabbit ocular model is an accepted animal model for regulatory agencies when considering a candidate drug for human testing and this data will be submitted as part of the investigational new drug application, or IND, to the FDA.

Additional studies using an alpha-chymotrypsin induced glaucoma model in rabbits were performed by UM in 2013 and 2014 under a grant from the National Institutes of Health, or NIH. Those studies showed that NB1111 was able to reduce IOP by 45% to 50%. Reduction in IOP was successful in an almost linear dose-responsive manner, with greater decline in IOP associated with higher dosage concentration. The decline in IOP observed in the rabbit model correlated to historical human data when patients were exposed to systemically administered THC via inhalational methods. The human studies were conducted by the NIH and the U.S. Army in the 1970’s where glaucoma patients for the NIH study and normal volunteers for the U.S. Army study were exposed to THC by smoking marijuana. Patients tested by the NIH exhibited a decline in IOP ranging from 35% to as high as 65%, correlated to the amount of THC in the plasma. Although not statistically significant, normal volunteers in the U.S. Army study also showed a decrease in IOP of approximately 10% to 20%. While THC from smoking marijuana was able to reduce IOP in humans, the effect was short lived given the short half-life of the THC molecule. The half-life of the pro-drug used in the rabbit glaucoma model was longer, but still pointed to the need to formulate the pro-drug in a way to lengthen the half-life that would be consistent with once-daily dosing of a marketed product.

We examined the compound in further testing using a nanoparticle delivery system to prolong the drug’s biologic half-life in late 2015. The studies were conducted by UM and placed NB1111 into a solid lipid-nanoparticle system (SLN) to deliver the drug to the eye using topical drop administration. The SLN delivery of NB1111 was administered to rabbits that underwent elevated IOP inducement using the alpha-chymotrypsin model. Data from that experiment confirmed previous studies that showed administration of NB1111 resulted in a 45% reduction in IOP from baseline with a half-life consistent with five to six-times per day dosing. When NB1111 was administered via SLN delivery, the lower concentration of NB1111 (0.4% equivalent THC) exhibited a decrease in IOP of approximately 20% while the higher concentration of NB1111 (0.6% equivalent THC) lowered IOP by a maximum of 35%. The use of SLN technology lengthened the physiologic half-life of NB1111 equivalent to dosing the drug two to three times a day.

Moving forward, if an IND is submitted to FDA and becomes effective, we plan to undertake human testing in patients with underlying glaucoma. We anticipate proposing to the FDA that the first-in-human studies be conducted in patients with glaucoma (Phase 2a) in a traditional dose-ranging study that will also collect safety data and assess which dosages best balance efficacy and safety. Historically, Phase 2 studies in glaucoma are conducted over 28-days and patients place the test compound in one eye and the reference comparator in the other eye, thereby acting as their own controls. Given that IOP data is objectively measured, we will decide whether to conduct a subsequent Phase 2b study or go directly to a larger Phase 3 clinical trial based on the quality of the data collected in the Phase 2a study and the advice provided by FDA.

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

Oral delivery of dronabinol, like many orally administered cannabinoids, results in relatively low bioavailability, coupled with irregular pharmacokinetics secondary to absorption variability and first-pass metabolism by the liver, complicated by the need for multiple dosages per day. In addition, many patients report nausea and/or vomiting as a side-effect related to dosing oral dronabinol, which is currently approved by the FDA for chemotherapy-induced nausea and vomiting (CINV) and wasting syndrome associated with HIV infection/fulminant AIDS. We plan to advance a once-daily suppository form of our proprietary prodrug of THC, NB1222, that is designed to have enhanced bioavailability and more reliable pharmacokinetics, avoid first-pass metabolism by the liver, achieve therapeutic concentrations faster, and avoid the upper gastrointestinal tract mitigating further nausea and vomiting.

Current sales of dronabinol are estimated to be in excess of $110 million in the United States (Source: IMS Health), and management believes that associated product attributes such as appetite stimulation and analgesia, could enhance sales in clinical populations that could benefit from the uniform dosing afforded by prodrug technology. We expect to request a pre-IND meeting with the U.S. FDA and plan to provide further timeline guidance pending feedback from the FDA. The overall regulatory strategy, pending guidance from the FDA, would be to seek approval of the prodrug formulation of the active moiety in dronabinol, THC, pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which permits approval of an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If we were to seek approval under this pathway, we would propose to rely on FDA’s prior findings of safety and efficacy in its approval of Dronabinol, which is already approved for CINV.

NB3111

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

MRSA is classically resistant to conventional antibiotics to treat staph infections such as fluoroquinolones, beta-lactams, and macrolides. Most patients who develop MRSA infections are usually colonized with either a community acquired strain (CA-MRSA) or healthcare-associated strain (HA-MRSA). Therefore, antibiotic development against MRSA can take three approaches: (a) decolonization, (b) treatment of localized soft tissue infections, or (c) systemic antibiotic for generalized sepsis.

Cannabinoid molecules have been shown in in vitro studies conducted by third parties to possess anti-infective activity against a variety of MRSA strains. We entered into a research agreement with UM in 2015 and continue to test a variety of cannabinoids in various strengths, combinations, and delivery systems against a variety of MRSA species found in community, health-care, and institutional settings such as nursing homes, correctional facilities, and military quarters. As discussed in “–Our Strategic Partnership–UM 5070 license agreement,” in January 2017, we entered into a license agreement with UM pursuant to which UM granted us an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases.

NB2111

We have in-licensed unique derivatives of cannabidiol (CBD) from UM and, based on exploratory research conducted at the University, we have embarked on studies exploring the utility of CBD derivatives in the treatment and management of chemotherapy-induced peripheral neuropathy (CIPN).

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

NB2111 formulation technology is designed to permit better transmembrane translocation of cannabinoids and thereby not rely on dosing cannabinoids via the oral route, which can lead to an erratic pharmacokinetic profile. We completed proof-of-concept in vitro and in vivo pre-clinical studies, resulting in a formulation choice along with a route of delivery that has been shown in such studies to avoid first-pass metabolism by the liver. Anticipated studies will examine the conversion rate of the derivative molecules to the active CBD moiety as well as assessing analgesic response in animal studies. Once a candidate formulation has been identified, that CBD derivative will advance into the requisite IND-enabling studies.

NB2222

NB2222 is a prototype ocular formulation of a CBD analogue. We have embarked on studies with UM exploring the utility of our drug candidate NB2222 as an eye drop emulsion for the potential treatment and management of several eye diseases, including uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy.

Our Competitive Strengths

Cannabis is subject to strict regulation in the United States. Cannabis and cannabis extracts are classified by the U.S. Drug Enforcement Administration, or DEA, as a Schedule I substance, which means that, under federal law, it has no established medicinal use and may not be marketed or sold in the United States. In addition, the United States is a party to the Single Convention on Narcotic Drugs, which imposes certain requirements and restrictions on member parties with respect to the cultivation and wholesale trade in cannabis. Since 1968, UM has held the only contract with the Federal Government to cultivate cannabis on its behalf for research purposes, and holds the requisite DEA registrations authorizing it to engage in that activity. The contract, which is open for competitive bidding at periodic intervals, is administered by the National Institute on Drug Abuse, or NIDA, an agency within the National Institutes of Health. UM’s current contract was awarded in 2015 and runs for a base year of one year with four one-year options. Although in August 2016 DEA announced that it would consider granting registrations for the cultivation of cannabis for research and development purposes outside of the NIDA contract process, we are not aware of any entity that has received such a registration under this process. As the sole contract holder since 1968, UM has developed significant expertise in extraction, separation, processing and manufacture of cannabinoids. UM has also engaged in the cultivation of cannabis and the extraction of cannabinoids for purposes of developing drug product candidates apart from its role as NIDA contractor. We have entered into research agreements with UM and view this collaborative association as a significant strategic advantage in the marketplace.

The only cannabinoid products that are currently approved as drugs in the United States and, to our knowledge, all cannabinoid products in late-stage development, are orally-delivered synthetically derived products. Cannabinoids, when ingested orally, are subject to significant first pass metabolism by the liver and potential drug-drug interactions, resulting in very high patient-to-patient variation in bioavailability which can compromise both efficacy and safety. This has been repeatedly published in the literature and in product labeling by regulatory agencies worldwide. These independent assessments correlate with highly variable response rates and safety profiles which, in some cases, have been deemed to have marginal clinical utility.

We have licensed from UM the rights to a pro-drug formulation of THC. Data from UM support the delivery of the pro-drug through absorptive routes other than the gastrointestinal tract, which we believe has the potential to mitigate the issue of first-pass metabolism by the liver, potentially enhancing drug bioavailability. The three licenses are for delivery of this proprietary formulation through ocular, transmucosal and trans-rectal delivery.

We are also working with UM and other parties on methods to formulate and deliver a variety of other pharmaceutical-grade cannabinoids to better manage symptoms and/or treat diseases.

Our Business Strategy

Our goal is to become the premier developer of prescriptive cannabinoid-based medicines for global markets with significant unmet medical needs. Our current operating strategy includes:

•	selection of potential clinical targets based on internal and external published data, access to appropriate cannabinoids, and the impact of both developmental and market conditions;

•	prioritization of product candidates based on associated target indications;

•	utilization, where feasible, of naturally-derived drug prototypes leading to synthetically produced cannabinoids for development and commercialization;

•	development and execution of an intellectual property strategy;

•	development and advancement of our current product pipeline;

•	outsourcing services, such as use of Clinical Research Organizations, or CROs, and contract manufacturers for the active pharmaceutical ingredient, or API, where possible and appropriate;

•	obtaining regulatory approval from the FDA and European Medicines Agency, or EMA, for product candidates;

•	research and development of additional target indications for cannabinoid product candidates; and

•	partnering, out-licensing, or selling approved products, if any, to optimize Company efficiencies to bring state-of-the-art therapeutics to patients.

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

As of the date of this Annual Report, we have licensed from UM two U.S. patents as well as foreign counterparts in the European Union, Japan and Australia. The patent that we license for ocular, oral and rectal delivery covers composition of matter and preparation of delta-9 THC amino acid esters and their methods of use and the additional patent that we license for oral delivery covers a hot-melt extruded film for topical and mucosal adhesion applications and drug delivery and process for preparation thereof. These patents are expected to expire at 2031 and 2020, respectively. Under our license agreements, UM retains ownership over the licensed patents and retain control over the maintenance and prosecution of the licensed patents and patent applications. In addition to those licenses, we have one trademark application pending in the United States for Nemus Bioscience, Inc. We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third-party.

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

Regulation of Cannabis and Cannabinoids

DEA Regulation

Cannabis, cannabis extracts and some cannabinoids are regulated as “controlled substances” as defined in the CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Cannabis, cannabis extracts, and some cannabinoids are listed by the DEA as Schedule I controlled substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

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

The Single Convention on Narcotic Drugs 1961

Many countries, including the United States, are parties to the 1961 Single Convention on Narcotic Drugs, or the Single Convention, which is an international treaty that governs international trade and domestic control of narcotic substances, including cannabis and cannabis extracts. The Single Convention requires all parties to take measures to limit the production, manufacture, export, import, distribution of, trade in, and use and possession of cannabis exclusively to medical and scientific purposes. In particular, the Single Convention requires member countries to establish a government agency to oversee the cultivation of marijuana and establish a monopoly on the wholesale trade of marijuana, and it provides that this role must be filled by a single government agency if the member country’s constitution so permits.

Party members, including the United States, may interpret and implement their treaty obligations in a way that restricts our ability to develop and obtain marketing approval for our product candidates in accordance with our current plans and partnership with UM. To date, no natural cannabis or cannabis-derived product has obtained marketing approval in the United States.

NIDA

Pursuant to the Single Convention, NIDA oversees the cultivation of research-grade cannabis for medicinal research on behalf of the United States Government. NIDA has historically fulfilled this obligation through a contract that it administers with UM. UM has been the sole NIDA contractor to grow cannabis for research purposes since 1968. The contract is open for competitive bidding at periodic intervals. Since 1999, the term of the contract has been five years. UM engaged in a competitive bidding process for the next contract interval and was awarded the contract in 2015. Under the NIDA contract, UM grows, harvests, stores, ships and analyzes cannabis of different varieties, as NIDA requires. In August 2016 DEA announced that it would consider granting registrations for the cultivation of cannabis for research and development purposes outside of the NIDA contract process. We are not aware of any entity that has received such a registration under this process.

UM has represented that it also grows cannabis for purposes of researching cannabis extracts, and has in the past grown cannabis, purified cannabis extracts, and distributed extracts for purposes of developing product candidates, separate and apart from its contract with NIDA. UM has indicated that it conducted these activities pursuant to separate registrations from DEA and that it plans to seek the necessary additional DEA registrations to conduct the contemplated activities in connection with our partnership, in compliance with applicable law and the United States’ obligations under the Single Convention. However, there is a risk that regulatory authorities may disagree and decline to authorize UM to engage in these activities.

U.S. Food and Drug Administration

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject us to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an IRB at each clinical site before each trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;

•	submission of an NDA to the FDA;

•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes at least twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision. However, if issues arise during the review, FDA may request additional information and the review period may be extended to permit the applicant to provide and FDA to review that information which may significantly extend this time period.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. For some products, such as our product candidates, an additional step of DEA review and scheduling is required.

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

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

Exclusivity and Approval of Competing Products

Hatch Waxman Act

Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application, or ANDA. An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.

Hatch Waxman Patent Exclusivity

In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA, or 505(b)(2) NDA.

The ANDA or 505(b)(2) NDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except when the ANDA or 505(b)(2) NDA applicant challenges a listed drug. A certification that the proposed product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired.

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

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not meet the requirements of a statutory or regulatory exception or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. A violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-covered, uses. In addition, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other health care providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law on March 2010, created new federal requirements for reporting, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals. Applicable manufacturers are also required to report annually to the government certain ownership and investment interests held by physicians and their immediate family members. In addition, certain states require implementation of commercial compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of gifts, compensation and other remuneration or items of value provided to physicians and other health care professionals and entities.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

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

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the availability of coverage and reimbursement from third-party payors. Third-party payors include government authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. A decision by a third-party payor not to cover our products, if approved, could reduce physician utilization of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. By way of example, in the United States, the ACA contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the burdensome provisions of the ACA to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. As such, we cannot predict what effect the ACA or other healthcare reform initiatives that may be adopted in the future will have on our business.

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

Additional Regulation

We are a reporting company with the SEC, and, therefore, subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act, and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. In addition, our financial reporting is subject to United States generally accepted accounting principles, or U.S. GAAP, and U.S. GAAP is subject to change over time.

We are also subject to federal, state and local laws and regulations applied to businesses generally. We believe that we are in conformity with all applicable laws in all relevant jurisdictions.

Our Scientific Advisory Board

We have a scientific advisory board that includes experts in cannabinoids, drug discovery and medicine. The composition of the Advisory Board will change over time to meet the research and development demands of the Company drug candidate pipeline. The current Advisory Board consists of these two international experts in their fields:

•

Dr. Mahmoud ElSohly works in close collaboration with our team to identify new research directions and accelerate our target validation and drug discovery programs. At UM, Dr. ElSohly serves as the Director of the NIDA Marijuana Project where he carries out a wide range of activities dealing with the chemistry, analysis and product development aspects.

•

Donald I. Abrams, M.D., Professor of Clinical Medicine at the University of California, San Francisco (U.C.S.F.) and Chief of the Hematology-Oncology Division at San Francisco General Hospital, joined the company’s Scientific Advisory Board in January 2016. He provides consultative services relating to the use of cannabinoids in palliative care in cancer-associated conditions.

Our scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

Employees

As of the date of this Annual Report, we have two full-time employees, including one employee with a M.D. degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

We anticipate that we will need to hire approximately five employees or independent contractors for our development efforts. We also intend to utilize independent contractors and outsourced services, such as clinical research organizations, and third-party manufacturers, where possible and appropriate.

Website

Our Internet website, which is located at www.nemusbioscience.com, describes our company and our management and provides information about cannabis-based therapeutics. Information contained on our website is not incorporated by reference into, and should not be considered a part of, this Annual Report.

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

Item 1A. Risk Factors.

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this Annual Report on Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Our common stock is quoted on the OTCQB under the symbol “NMUS”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of the date of this Annual Report, there has been very limited trading of shares of our common stock. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

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

We expect that our existing cash and cash equivalents will be sufficient to fund our capital requirements for at least the next four months. We require additional capital for the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations. As noted in our audited financial statements for the years ended December 31, 2016 and 2015, the uncertainties surrounding our ability to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited financial statements for the year ended December 31, 2016 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

We rely heavily on UM for our research and development programs, and UM is joint owner of the intellectual property resulting from its preclinical research and development.

We rely heavily on our relationship with UM for our research and development programs. Under the terms of our agreements with UM, we are required to fund preclinical and clinical trials required for cannabinoid-based products developed by UM. If UM were to terminate one or more of our agreements, we may be required to return or destroy certain materials or data developed during our partnership that is confidential to UM and face substantial delays or possible termination of the affected program.

In addition, the agreements provide that all intellectual property rights (including any patents and non-manufacturing related know-how) that are conceived by both UM and us during the course of the collaboration are to be jointly owned by UM and us. Because UM exercises some control over these jointly owned intellectual property, we may need to seek UM’s consent to pursue, use, license and/or enforce some of these intellectual property in the future. An unexpected deterioration in our relationship with UM may have a material adverse effect on our business, reputation, results of operations and financial condition.

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

The success of our product candidates will depend on several factors, any one of which we may not be able to successfully complete, such as:

•	receipt of necessary controlled substance registrations from the Drug Enforcement Administration, or the DEA;

•	successful completion of preclinical studies and clinical trials;

•	receipt of marketing approvals from the U.S. Food and Drug Administration, or the FDA, and other applicable regulatory authorities;

•	obtaining, maintaining and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;

•	identifying, making arrangements and ensuring necessary registrations with third-party manufacturers, or establishing commercial manufacturing capabilities for applicable product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining healthcare coverage and adequate reimbursement of our products; and

•	maintaining a continued acceptable safety profile of our products following approval.

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

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our success depends in large measure on our key personnel, including Dr. Brian Murphy, our Chief Executive Officer and Chief Medical Officer. The loss of the services of Dr. Murphy could significantly hinder our operations. We do not currently have key person insurance in effect for Dr. Murphy. In addition, the competition for qualified personnel in the pharmaceutical industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, with contractual provisions and other procedures, we may be subject to claims that these employees or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employers. Litigation may be necessary to defend against any such claims.

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

As of the date of this Annual Report, we have two full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional research, development, managerial, operational, sales, marketing, financial, accounting, legal and other resources. Future growth would impose significant added responsibilities on members of management. Our management may not be able to accommodate those added responsibilities, and our failure to do so could prevent us from effectively managing future growth, if any, and successfully growing our company.

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

A primary reason for our company to develop the cannabis-derived pharmaceuticals is the changing regulatory and social landscape, in terms of cannabis. State efforts to decriminalize and/or legalize, as well as the growth of state level medical marijuana rulings, have created the opportunity to develop the medical potential for cannabis. However, cannabis is still illegal on a Federal level, outside of the areas described above. We do not know what impact might occur to our development plans, if the Federal law were to change dramatically in the near-term. While we believe the licensed intellectual property, the institutional knowledge, and our management experience will provide us with what is necessary to achieve our goals, we cannot predict the impact of any changes in the current regulatory environment

The use of “medical marijuana” or “recreational marijuana” in the United States may impact our business.

There is a substantial amount of change occurring in various states of the United States regarding the use of “medical marijuana.” While cannabis is a Schedule I substance as defined under federal law, and its possession and use is not permitted in accordance with federal law, a number of individual states have enacted state laws to authorize possession and use of cannabis for medical purposes, and in some states for recreational purposes. While our product candidates are distinct from crude herbal cannabis, our prospects may nevertheless be impacted by these laws at the state level in the United States.

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

The product candidates we plan to develop will contain controlled substances as defined in the Controlled Substances Act of 1970, or the CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. For example, they may not be refilled without a new prescription.

While cannabis, cannabis extracts, and some cannabinoids are Schedule I controlled substances, products approved for medical use in the United States that contain cannabis, cannabis extracts or some cannabinoids must be placed on Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement. No drug product containing natural cannabis or naturally-derived cannabis extracts have been approved by the FDA for use in the United States or obtained DEA registrations for commercial production and the DEA may never issue the registrations required for the commercialization of such products.

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

Manufacturing of our product candidates is, and, if approved, our commercial products will be, subject to the DEA’s annual manufacturing and procurement quota requirements, if classified as Schedule II. The annual quota allocated to us or our contract manufacturers for the controlled substances in our product candidates may not be sufficient to meet commercial demand or complete clinical trials. Consequently, any delay or refusal by the DEA in establishing our, or our contract manufacturers’, procurement and/or production quota for controlled substances could delay or stop our clinical trials or product launches, which could have a material adverse effect on our business, financial position and operations.

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

In the United States, the DEA regulates activities relating to the cultivation, possession and supply of cannabis for medical research and/or commercial development, including the requirement to obtain annual registrations to manufacture or distribute pharmaceutical products derived from cannabis extracts. The National Institute on Drug Abuse, or NIDA, also plays a role in oversight of the cultivation of cannabis for medicinal research. We do not currently handle any controlled substances, but we plan to partner with third-parties to engage in the research and development of cannabis-derived compounds for medical purposes. This will require that our third party contractors obtain and maintain the necessary DEA registrations, and be subject to other regulatory requirements. The Company plans to develop and manufacture synthetically produced active drug product and in February 2016, signed an agreement with Albany Molecular Research, Inc. (AMRI) to synthetically manufacture our active pharmaceutical ingredient (API) to be used in our development programs for glaucoma and chemotherapy-induced nausea and vomiting (CINV). Commercialization of synthetically-derived products will also require that we and/or our third party contractors obtain and maintain the necessary DEA registrations, and be subject to other regulatory requirements.

The cultivation of cannabis is strictly regulated in the United States under a complex legal framework and our partners may be unable to obtain or maintain the necessary authorizations to cultivate cannabis for the research and development of cannabis-derived compounds.

We are partnering with UM to research and develop cannabis-derived drug products. Pursuant to that partnership, UM plans to cultivate cannabis and make extracts to conduct or enable our third party laboratories to conduct early investigations into proof-of-concept studies on the activity of these cannabinoids in various medical conditions. The regulation of cannabis is complex and subject to stringent controls. UM has indicated that its plan for cultivating cannabis for the purification of cannabis extracts is in compliance with applicable law, including the CSA, DEA regulations, and the United States’ obligations under the 1961 Single Convention on Narcotic Drugs. However, there is a risk that regulatory authorities may disagree or may decline to authorize UM to engage in the contemplated activities under the partnership. Interpretations of law that DEA adopted in the past may evolve or change. If UM cannot obtain or maintain the necessary regulatory authorizations that we anticipate will be required for the contemplated development program, our business may suffer and we may not be able to pursue the discovery, research and development of cannabinoids.

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

We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the European Medicines Agency, or EMA, and we may never receive such approvals. To gain approval to market a drug product, we must complete extensive preclinical development and clinical trials that demonstrate the safety and efficacy of the product for the intended indication to the satisfaction of the FDA or other regulatory authority.

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

The FDA or any foreign regulatory bodies could delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with the interpretation of data from preclinical studies or clinical trials;

•	our inability to demonstrate that the clinical and other benefits of the product candidate outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical or clinical studies;

•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or the specifications of the product candidate;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

Clinical testing is expensive and can take several years to complete, and its outcome is inherently uncertain. Moreover, obtaining sufficient quantities of product for clinical testing is subject to regulation by DEA and, in some cases, NIDA. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or subsequently to commercialize our product candidates, including:

•	FDA, DEA or NIDA may not authorize the use and distribution of sufficient quantities of product for clinical testing;

•	regulators or independent institutional review boards (IRBs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Our pool of suitable patients may be smaller for some of our product candidates, which will impact our ability to enroll a sufficient number of suitable patients. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including:

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

Our development and commercialization strategy for NB1222 may depend, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of Dronabinol, based on data not developed by us, but upon which the FDA may rely in reviewing our NDA.

The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving an NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the listed product’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions. Depending on guidance from the FDA, we may decide to submit an NDA for NB1222 under Section 505(b)(2) relying, in part, on the FDA’s previous findings of safety and efficacy from investigations for the approved drug product Dronabinol for which we have not received a right of reference and published scientific literature. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval, the FDA may require us to perform additional clinical trials or measurements to support approval. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including NB1222.

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

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA, DEA and/or non-U.S. regulatory authorities. Any regulatory approval that we receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies or surveillance to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion, recordkeeping and submission of safety and other post-market information. Manufacturers of our products and manufacturers’ facilities are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning advertising and promotion for our products. If we, any future collaboration partner or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the collaboration partner, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.

Any DEA registrations that we receive may also be subject to limitations. For example, if approved, our commercial products will be subject to the DEA’s annual manufacturing and procurement quota requirements. The annual quota allocated to us or our contract manufacturers for the controlled substances in our product candidates may not be sufficient to meet commercial demand. Our facilities that handle controlled substances, and those of our third-party contractors, will also be subject to registration requirements and periodic inspections. Additionally, if approved by the FDA, the finished dosage forms of our drug product candidates will be subject to the DEA’s rescheduling process, which may delay product launch and impose additional regulatory burdens. Failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. For additional information, see Risk Factor, “The product candidates we are developing will be subject to U.S. controlled substance laws and regulations and failure to comply with these laws and regulations, or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, both during non-clinical and clinical development and post-approval, and our financial condition.”

The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA also imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

•	warning letters or untitled letters;

•	mandated modifications to promotional materials or the required provision of corrective information to healthcare practitioners;

•	restrictions imposed on the product or its manufacturers or manufacturing processes;

•	restrictions imposed on the labeling or marketing of the product;

•	restrictions imposed on product distribution or use;

•	requirements for post-marketing clinical trials;

•	suspension of any ongoing clinical trials;

•	suspension of or withdrawal of regulatory approval;

•	voluntary or mandatory product recalls and publicity requirements;

•	refusal to approve pending applications for marketing approval of new products or supplements to approved applications filed by us;

•	restrictions on operations, including costly new manufacturing requirements;

•	seizure or detention of our products;

•	refusal to permit the import or export of our products;

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

The regulatory requirements and policies may change and additional government regulations may be enacted for which we may also be required to comply. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 23, 2017, President Trump ordered a hiring freeze for all executive departments and agencies, including the FDA, which prohibits the FDA from filling employee vacancies or creating new positions. Under the terms of the order, the freeze will remain in effect until implementation of a plan to be recommended by the Director for the Office of Management and Budget, or OMB, in consultation with the Director of the Office of Personnel Management, to reduce the size of the federal workforce through attrition. An under-staffed FDA could result in delays in FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, that requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within OMB on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we or any future collaboration partner are not able to maintain regulatory compliance, we or such collaboration partner, as applicable, will not be permitted to market our future products and our business will suffer.

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

Because we plan to conduct clinical trials with human subjects, we face the risk that the use of our product candidates may result in adverse side effects to our patients in our clinical trials. We face even greater risks upon any commercialization of our product candidates. An individual may bring a product liability claim against us alleging that one of our product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

•	withdrawal of clinical trial volunteers, investigators, patients or trial sites;

•	the inability to commercialize our product candidates;

•	decreased demand for our product candidates;

•	regulatory investigations that could require costly recalls or product modifications;

•	loss of revenue;

•	substantial costs of litigation;

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay ourselves;

•	an increase in our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, if at all;

•	the diversion of management’s attention from our business; and

•	damage to our reputation and the reputation of our products.

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

We are subject to uncertainty relating to coverage and reimbursement policies which, if not favorable to our product candidates, could hinder or prevent our products’ commercial success.

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

Healthcare reform measures could hinder or prevent our products candidates’ commercial success, if approved.

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

•

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

We expect that the new presidential administration and U.S. Congress will seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the burdensome provisions of the ACA to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. As such, we cannot predict what effect the ACA or other healthcare reform initiatives that may be adopted in the future will have on our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.   In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies.

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

•

the federal physician sunshine requirements under the ACA, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

We are a public reporting company in the United States and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders causes our expenses to be higher than they would be if we remained a privately-held company.

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

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock. In particular, following initial public offerings, the market prices for stocks of companies often reach levels that bear no established relationship to the operating performance of these companies. These market prices are generally not sustainable and could vary widely. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated.

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

The market for our common shares may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The potential volatility in our share price is attributable to a number of factors. First, as noted above, our common shares may be sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firm or investors in general.

Additional risks may exist because we became a public company through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future. In addition, the SEC has recently issued an investor bulletin warning investors about the risks of investing in companies that enter the U.S. capital markets through a “reverse merger.” The release of such information from the SEC may have the effect of reducing investor interest in companies, such as us, that enter the U.S. capital markets through a “reverse merger.”

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

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

We expect our existing cash and cash equivalents will not be sufficient to fund our capital requirements for at least the next four months. We require additional capital for the development and commercialization of our product candidates and may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of March 7, 2017, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 66.7% of our outstanding shares of common stock. Accordingly, our directors and executive officers have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 236,000,000 shares of common stock authorized for issuance and up to 20,000,000 shares of preferred stock with the rights, preferences and privileges that our Board of Directors may determine from time to time. As of March 7, 2017, we have reserved 1,142,500 shares for issuance upon the exercise of outstanding options, 11,649,500 shares for issuance upon the exercise of outstanding warrants and 18,301,500 shares for issuance upon the conversion of outstanding preferred stock. As of March 7, 2017, we had 179,176,837 shares of common stock available for issuance. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act of 1933, as amended (the “Securities Act”), may significantly and negatively affect the prevailing market price for our common stock. The future sales of shares of our common stock issuable upon the exercise of outstanding warrants may have a depressive effect on the market price of our common stock, as such warrants would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.

We may have material liabilities from our predecessor that are not yet discovered.

As a result of the reverse merger transaction in October 2014 (the “Merger”), the former business and management of the Company have been replaced with our current business and management team. Prior to the Merger, there were no relationships or other connections among the businesses or individuals associated with those two entities. As a result, the former business may have material liabilities that are not yet discovered. We could experience losses as a result of any such undisclosed liabilities that are discovered, which could materially harm our business and financial condition. Although the merger agreement contains customary representations and warranties from the Company concerning its assets, liabilities, financial condition and affairs, there may be limited or no recourse against the Company’s pre-Merger stockholders or principals in the event those representations prove to be untrue. As a result, the stockholders of the Company bear some, or all, of the risks relating to any such unknown or undisclosed liabilities.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer an emerging growth company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

The issuance of shares upon conversion of our preferred stock and exercise of outstanding warrants and options may cause immediate and substantial dilution to our existing stockholders.

If the price per share of our common stock at the time of conversion of shares of our preferred stock, and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of March 7, 2017, we had (i) outstanding shares of Series D Preferred Stock which are convertible into an aggregate of 3,800,000 shares of our common stock at a conversion price of $0.25 per share, (ii) outstanding shares of Series B Preferred Stock which are convertible into an aggregate of 14,501,500 shares of our common stock at a conversion price of $0.25 per share, (iii) warrants to purchase up to 11,649,500 shares of our common stock at exercise prices ranging from $0.25 to $5.00 per share, and (iv) options to purchase up to 1,142,500 shares of our common stock at exercise prices ranging from $0.42 to $3.00 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Our failure to comply with the covenants and conditions contained in the Certificates of Designations for our Series B Preferred Stock, including as a result of events beyond our control, could result in the occurrence of a triggering event, which could materially and adversely affect our operating results and our financial condition.

The Certificate of Designations for our Series B Preferred Stock requires us to comply with various operational and other covenants. If a triggering event under the Certificate of Designations were to occur that is not cured or waived, the holders of our Series B Preferred Stock have the right to require us to redeem all or a part of the holders’ shares of Series B Preferred Stock at a premium price per share. We cannot assure you that our assets or cash flow would be sufficient to fully redeem the shares of Series B Preferred Stock, upon the occurrence of a triggering event, or that we would be able to finance or restructure the redemption price. This would have a material adverse impact on our liquidity, financial position and results of operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. In general, an “ownership change” occurs if the aggregate stock ownership of one or more stockholders or groups of stockholders who own at least 5% of a corporation’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. If it is determined that we have in the past experienced any ownership changes, or if we experience ownership changes as a result of future transactions in our stock, our ability to use our net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices and corporate offices are located in a shared office suite located at 600 Anton Blvd., Suite 1100, Costa Mesa, CA 92626 under a month-to-month agreement.

Our laboratory and office space consists of approximately 3,415 square feet located at the Innovation Hub, Insight Park on the UM campus. Our lease expires on December 31, 2017 and our annual rent is approximately $111,000, payable in equal monthly installments with annual escalations. Our facilities are adequate and suitable for our current needs.

Item 3. Legal Proceedings.

As of the date of this Annual Report, we are not currently involved in any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock has been quoted on the OTCQB, under the symbol “NMUS” since November 26, 2014. There can be infrequent trading volume, which precipitates wide spreads in the “bid” and “ask” quotes of our common stock, on any given day. On March 9, 2017, the last reported sale price of our common stock on the OTCQB was $0.29 per share.

The following table sets forth, for the quarters indicated, the high and low bid prices per share of our common stock on the OTCQB, reported by the Financial Industry Regulatory Authority Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2016	$1.80	$0.30
September 30, 2016	$0.55	$0.41
June 30, 2016	$0.66	$0.39
March 31, 2016	$0.76	$0.55
December 31, 2015	$0.87	$0.55
September 30, 2015	$1.81	$0.51
June 30, 2015	$5.00	$1.60
March 31, 2015	$7.75	$1.55

Holders. The approximate number of stockholders of record at March 7, 2017, was 79. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent Sales of Unregistered Securities.

On October 26, 2016, we sold 500 shares of Series C Preferred Stock to two investors at a purchase price of $500,000, or $1,000 for each preferred share. The shares of Series C Preferred Stock were issued in a transaction which the Company believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated pursuant to the Securities Act by the SEC. The investors have represented that they are accredited investors, as that term is defined in Regulation D, and that they are acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On November 1, 2016, we issued to a service provider warrants to purchase 40,000 shares of common stock with an exercise price of $1.15 per share that expire in November 2021 in exchange for financial advisory services. The warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

On November 9, 2016, we issued to a placement agent warrants to purchase up to 125,000 shares of common stock with an exercise price of $0.40 per that expire in November 2021. The warrants were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

On January 3 and January 9, 2017, we sold 500 and 700 shares of Series D Preferred Stock, respectively, to certain accredited investors for gross proceeds to us of $1,200,000, or $1,000 for each preferred share. The shares of Series D Preferred Stock were issued in a transaction which the Company believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated pursuant to the Securities Act by the SEC. The investors have represented that they are accredited investors, as that term is defined in Regulation D, and that they are acquiring the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On January 10, 2017, we issued to a placement agent a warrant to purchase up to 480,000 shares of common stock with an exercise price of $0.25 per share that expires in January 9, 2022.  The warrant was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

On February 8, 2017, we issued to a service provider a warrant to purchase up to 125,000 shares of common stock with an exercise price of $0.41 per share that expires in February 2022 in exchange for financial advisory services. The warrant was issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act, which exemption is specified by the provisions of Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities. None during the fourth quarter of the fiscal year covered by this report.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2016 and 2015 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from December 14, 2016 to June 14, 2017.

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

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from December 14, 2016 to June 14, 2017.

UM 5070 license agreement:

On January 10, 2017, the Company entered into a license agreement with the University of Mississippi pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone and royalty payments, as defined therein. There is a one-time upfront payment of $65,000 payable in four equal monthly installments that started on February 1, 2017. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Series B warrant liability and the conversion liability for the Series B Preferred Stock were valued utilizing Level 3 inputs primarily from a third party independent appraisal conducted as of December 31, 2016.

Convertible Instruments

We account for hybrid contracts that feature conversion options in accordance with generally accepted accounting principles in the United States. ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

We account for convertible instruments when we have determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, we record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor's S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with a re-measurement reported in interest expense in the accompanying Consolidated Statements of Operations.

Warrants Issued in Connection with Financings

We generally account for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that we may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, we record the fair value of the warrants as a liability at each balance sheet date and record changes in fair value in other income (expense) in the Consolidated Statements of Operations.

Research and Development Expenses

Research and development costs are expensed when incurred. These costs may consist of external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants; license fees; employee-related expenses, which include salaries, benefits and stock-based compensation for the personnel involved in our preclinical and clinical drug development activities; and facilities expense, depreciation and other allocated expenses; and equipment and laboratory supplies.

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

Earnings per share

The Company applies FASB ASC No. 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share would include the dilutive effect of outstanding warrants and awards granted to employees under stock-based compensation plans. Potentially dilutive shares of the Company's common stock are excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive for the periods presented. For the year ended December 31, 2016, 4,031 shares of Series B Preferred Stock convertible into 16,124,000 common shares at $0.25 per share, 386 shares of Series C Preferred Stock convertible into 1,544,000 common shares at $0.25 per share, warrants to purchase 11,044,500 common shares and stock options exercisable for 1,142,500 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share. For the year ended December 31, 2015, 4,500 shares of Series B Preferred Stock convertible into 5,625,000 common shares at $0.80 per share, warrants to purchase 10,879,500 common shares and stock options exercisable for 1,180,000 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Adoption is permitted as early as the first quarter of 2017 and is required by the first quarter of 2018. Given that the Company has no revenues to date, we plan to adopt this pronouncement when initial revenue recognition occurs.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern and, if management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, to disclose in the notes to the entity’s financial statements the principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of their significance, and management’s plans that alleviated or are intended to alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and early application is permitted.   We adopted ASU 2014-15 for the annual period ending December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as "lessees"- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company is currently evaluating the potential impact that the adoption of ASU No. 2016-02 may have on its consolidated financial statements. The Company will adopt this ASU beginning on January 1, 2019 and will utilize the modified retrospective approach, as prescribed within this ASU.

In March 2016, the FASB issued ASU No. 2016-09 Improvement to Employee Share-Based Payment Accounting (Topic 718). The ASU simplifies and improves the accounting and statement of cash flows presentation for income taxes at settlement, forfeiture and net settlement for withholding tax for all entities. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period and we adopted this ASU in our year ending December 31, 2016 consolidated financial statements.

Results of Operations

For the years ended December 31, 2016 and 2015

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the year ended December 31, 2016, our total operating expenses were $4,470,580 as compared to $4,317,110 for the year ended December 31, 2015. The increase in operating expenses was due primarily to an increase in research and development expenses in the year ended December 31, 2016, as discussed below.

Research and development. Research and development expenses for the year ended December 31, 2016, were $939,040 which consisted of formulation work for the NB1111 and NB2111 product candidates, license fee renewals, option expenses, and contract R&D fees incurred by the University of Mississippi. For the year ended December 31, 2015, our research and development expenses were $576,093 which consisted of new license fees for the CBD pro drug molecule, license fee renewals, option expenses, and contract R&D fees incurred by the University of Mississippi.

General and administrative. General and administrative expenses for the year ended December 31, 2016 were $3,531,540 which primarily consisted of salaries, consulting, stock based compensation expense and professional fees associated with our costs of being a public company. Our general and administrative expenses for the year ended December 31, 2015 were $3,741,017 and were relatively comparable to those expenses incurred in 2016.

Other income and expenses. For the year ended December 31, 2016, the Company had non-operating income of ($1,294,087), which were comprised of the following:

1)	$48,564 represents a change in the fair value of the conversion right related to the Series B Preferred Stock issuance. This loss was estimated via third party independent valuations conducted both at the closing date of the Series B, as of December 31, 2015 and as of December 31, 2016.

2)	($1,342,651) of other income as a result of a change in the fair value of the Series B warrant liability as a result of the independent valuation conducted as of December 31, 2016.

For the year ended December 31, 2015, the Company had non-operating expenses of $522,335, which were comprised of the following:

1)	$986,000 which represented a change in the fair value of the conversion right related to the Series A Preferred Stock issuance. This amount represents the incremental value of shares that were required to be issued to the preferred stockholders as a result of a down-round financing of Series B Preferred Stock.

2)	$17,945 represents a change in the fair value of the conversion right related to the Series B Preferred Stock issuance. This loss was estimated via third party independent valuations conducted both at the closing date of the Series B and as of December 31, 2015.

3)	($481,610) of other income as a result of a change in the fair value of the Series B warrant liability as a result of the independent valuation conducted as of December 31, 2015.

Net Loss. For the year ended December 31, 2016, we had a net loss of $3,178,093 as compared to a net loss of $4,841,161 for the year ended December 31, 2015. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

The Company has incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2016, we had cash and cash equivalents of $64,820 as compared to $3,221,209 as of December 31, 2015. In January 2017, we raised an additional gross proceeds of $1,200,000 to be utilized to fund operations. We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date our consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

We anticipate that we will need to hire additional employees or independent contractors for our development programs.

Going Concern

Our independent registered public accounting firm has issued a report on our audited financial statements for the year ended December 31, 2016 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no “off-balance sheet arrangements,” as defined by the SEC regulations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the reports of our independent registered public accounting firm are included in this report on pages F-1 through F-24.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework – 2013 (COSO 2013 Framework).

Based on their assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

As we are an emerging growth company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this Annual Report, with respect to our directors and executive officers.

Name	Age	Position
Dr. Brian S. Murphy	59	Chief Executive/Medical Officer, Director
Elizabeth M. Berecz	53	Chief Financial Officer, Secretary
Cosmas N. Lykos	48	Co-Founder and Executive Chairman of the Board, Director
Douglas S. Ingram	54	Vice Chairman, Director
Gerald W. McLaughlin	49	Director
Thomas A. George	61	Director

Dr. Brian S. Murphy. Dr. Murphy was appointed as our Chief Medical Officer in October 2014 and was appointed as Chief Executive Officer and as a director in August 2015. Dr. Murphy was the Chief Medical Officer of Nemus Sub from August 2014 to October 2014. From 2009 to August 2014, Dr. Murphy served as the Chief Medical Officer of Eiger Biopharmaceuticals. From 2003 to 2006, Dr. Murphy was Chief Medical Officer at Epiphany Biosciences. From 2003 to 2006, Dr. Murphy was Chief Medical Officer at Valeant Pharmaceuticals International (VRX) where his responsibilities also included oversight of Global Medical Affairs and Pharmacovigilance. Dr. Murphy also served as Medical Director, then Vice President of Marketing and Commercial Strategy of Hepatology for InterMune, Inc. (ITMN). From 2000 to 2002, Dr. Murphy was Medical Director of North America for Antivirals/Interferons/Transplant at Hoffmann-LaRoche. Prior to joining industry, Dr. Murphy was Assistant Professor of Medicine at New York Medical College and was Director of the Clinical Strategies Program at St. Vincent's Hospital in New York City, the lead hospital of the Catholic Healthcare Network of New York. Dr. Murphy is board-certified in internal medicine and completed his residency in internal medicine at Tufts-New England Medical Center and served as Chief Medical Resident in the Boston University program. Dr. Murphy completed parallel fellowship tracts at Harvard Medical School, one in internal medicine/clinical Epidemiology at the Massachusetts General Hospital and the other in Medical Ethics addressing issues of distributive justice and access to care at Brigham & Women's Hospital. Dr. Murphy earned his MD, MPH (general public health), and MS (pharmacology) degrees from New York Medical College and is a graduate of the Harvard School of Public Health (MPH in Health Policy and Management). He earned his MBA at the Columbia University Graduate School of Business. In making the decision to appoint Mr. Murphy to serve as a director, the Board of Directors considered, in addition to the criteria referred to above, his experience in the healthcare industry, current service as our Chief Executive Officer and Chief Medical Officer and his comprehensive knowledge of the Company, its business and operations.

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

Cosmas N. Lykos. Mr. Lykos was appointed as our Chairman of the Board and a member of our Board of Directors in connection with the consummation of the Merger in October 2014. Mr. Lykos co-founded Nemus Sub in 2012 and has served as its Chairman of the Board of Directors since August 2014 as well as a strategic advisor since inception. After graduating with Honors from Duke University School of Law in 1993, Mr. Lykos began his career at Gibson Dunn & Crutcher, LLP, an international full-service law firm, as a corporate associate until 1998. From 1998 to 2004, Mr. Lykos served as Vice President of Business Affairs, General Counsel, Secretary and Chief Compliance Officer of RemedyTemp, Inc., a NASDAQ publicly-traded temporary staffing firm with over 250 directly-owned and franchised offices nationwide. From 2004 until 2008, Mr. Lykos served as Vice President of Business Development, Chief Legal Officer, Secretary and Chief Compliance Officer of Oakley, Inc., a NYSE publicly-traded sports and technical eyewear, apparel, accessories and retail company. In January of 2008, he became Co-owner and President of the Optical Shop International, or OSI, a designer and distributor of licensed eyewear brands, including Chrome Hearts and Blinde, through two wholly-owned foreign subsidiaries with a direct and distributor sales network in over 60 countries. Primary responsibilities included developing and implementing OSI's vision and strategies and the management of its foreign subsidiaries, sales, legal, human resources, finance and administrative functions. In January 2011, Mr. Lykos negotiated and consummated the sale of OSI to its primary licensor, Chrome Hearts LLC. From January 2011 through present day, Mr. Lykos has been engaged to provide management and legal advisory services to Chrome Hearts Eyewear LLC and Chrome Hearts LLC. Mr. Lykos has extensive public and private company Board of Directors experience. As an angel investor, Mr. Lykos has made minority investments in various private companies and has served on their Board of Directors including Dragon Alliance, LLC, a youth lifestyle action sports brand selling eyewear, goggles and apparel in over 40 countries, and Lookmatic.com, an internet e-commerce eyewear company, selling prescription frames and sunglasses direct to consumers. In making the decision to appoint Mr. Lykos to serve as a director, the Board of Directors considered, in addition to the criteria referred to above, Mr. Lykos's knowledge of the Company and its business and management team; his demonstrated business acumen and leadership skills.

Douglas S. Ingram. Mr. Ingram was appointed as our Vice Chairman of the Board and a member of our Board of Directors in June 2015. Douglas S. Ingram served as President of Allergan, Inc., a NYSE listed multi-specialty health care company focused on developing and commercializing pharmaceuticals, biologics, medical devices and over-the-counter products, from July 1, 2013 to March 17, 2015, when Allergan, Inc. was acquired by Actavis plc. With the acquisition, Mr. Ingram assumed the role of special advisor on the executive leadership team at Actavis. He is a board member of The Allergan Foundation. Prior to assuming his role as President, Mr. Ingram served as Allergan's Executive Vice President and President, Europe, Africa and Middle East from August 2010 to June 2013. Prior to that, he served as Executive Vice President, Chief Administrative Officer, and Secretary from October 2006 to July 2010 and led Allergan's Global Legal Affairs, Compliance, Internal Audit and Internal Controls, Human Resources, Regulatory Affairs and Safety, and Global Corporate Affairs and Public Relations departments. Mr. Ingram also served as General Counsel from January 2001 to June 2009 and as Secretary and Chief Ethics Officer from July 2001 to July 2010. During that time, he served as Executive Vice President from October 2003 to October 2006, as Corporate Vice President from July 2001 to October 2003 and as Senior Vice President from January 2001 to July 2001. Prior to that, Mr. Ingram was Associate General Counsel and Assistant Secretary from 1998 and joined Allergan in 1996 as Senior Attorney and Chief Litigation Counsel. Prior to joining Allergan, Mr. Ingram was an attorney at Gibson, Dunn & Crutcher LLP, an international full-service law firm, from 1988 to 1996. Mr. Ingram received his Juris Doctorate from the University of Arizona in 1988, graduating summa cum laude and Order of the Coif. In making the decision to appoint Mr. Ingram to serve as a director, the Board of Directors considered, in addition to the criteria referred to above, Mr. Ingram's experience in the healthcare industry, his demonstrated business acumen and leadership skills.

Gerald W. McLaughlin. Mr. McLaughlin was appointed as a member of our Board of Directors in connection with the consummation of the Merger in October 2014. Mr. McLaughlin currently serves as President and Chief Executive Officer of AgeneBio, Inc. a clinical-stage pharmaceutical company developing medicines to restore and preserve patients' cognitive function for a range of debilitating neurodegenerative diseases. From 2007 to 2014, Mr. McLaughlin acted as the lead commercial executive for NuPathe Inc., a specialty pharmaceutical company focused on the development and commercialization of branded therapeutics for diseases of the central nervous system including Zecuity®, the first and only FDA-approved transdermal system for migraine. In his most recent position with NuPathe, Mr. McLaughlin served as Senior Vice President and Chief Commercial Officer where he helped provide corporate strategic direction and led the commercial organization until its acquisition in Q1 2014 by Teva Pharmaceuticals Ltd. From 2001 to 2007, Mr. McLaughlin served in several commercial leadership roles for Endo Pharmaceuticals, a mid-size specialty pharmaceutical company focused the development and commercialization of medicines targeting pain management and diseases of the central nervous system. His roles included Senior Director of Strategic Marketing where he established a strategic roadmap for the organization and performed commercial assessments for new opportunities encompassing all aspects of pain management including neuropathic pain, post-operative and breakthrough pain. From 1990 to 2001, Mr. McLaughlin worked for Merck & Co. Inc. in a variety of commercial roles including marketing leadership roles where he developed and implemented brand strategies for three product launches both for the US and global markets. Mr. McLaughlin received his BA in Economics from Dickinson College and his MBA from Villanova University. In making the decision to appoint Mr. McLaughlin to serve as a director, the Board of Directors considered, in addition to the criteria referred to above, Mr. McLaughlin's experience in the healthcare industry and his experience with clinical-stage pharmaceutical companies.

Thomas A. George. Thomas A. George has served as a member of our Board of Directors since January 2015. Mr. George has over thirty years of experience in corporate finance and accounting, having served in a number of senior level positions with both public and private companies. Mr. George currently serves as the Chief Financial Officer of Deckers Brands (NYSE: DECK), which he joined in September 2009. Prior to Deckers Brands, Mr. George was with Ophthonix, Inc. where he served as Chief Financial Officer since February 2005. Prior to Ophthonix, Inc., Mr. George spent more than seven years as Chief Financial Officer for Oakley, Inc., a NYSE publicly-traded sports and technical eyewear, apparel, accessories and retail company, now a division of Luxottica Group S.p.A. (NYSE: LUX). Earlier in his career, Mr. George held positions at Loral Corporation, International Totalizator Systems and Remec Corporation. He began his career at Coopers & Lybrand where he became a Certified Public Accountant. Mr. George is a graduate of the University of Southern California. In making the decision to appoint Mr. George to serve as a director, the Board of Directors considered, in addition to the criteria referred to above, Mr. George's financial and accounting experience and expertise and his experience with public companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2016, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

Audit Committee and Financial Expert

On February 23, 2015, our board established an audit committee which operates under a written charter that has been approved by our board. The members of our audit committee are Thomas A. George and Gerald W. McLaughlin. Mr. George serves as chairman of the committee and our board has determined that he is an “audit committee financial expert” as defined by applicable SEC rules. The Board of Directors has determined that Thomas A. George and Gerald W. McLaughlin are independent members of our Board of Directors as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules, and we have determined that both Mssrs. George and Laughlin as audit committee members meet the more stringent requirements under Rule 5605(c)(2) of the Nasdaq Listing Rules.

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

Compensation and Compliance Committee

On May 31, 2015, our board established a compensation and compliance committee which operates under a written charter that has been approved by our board. The members of our compensation and compliance committee are Douglas S. Ingram, Gerald W. McLaughlin and Thomas A. George. Mr. Ingram serves as chairman of the committee.

Our compensation and compliance committee is responsible for: (1) reviewing and setting or making recommendations to our board regarding the compensation of the Chief Executive Officer and the other executive officers; (2) reviewing and discussing with management the Company's compensation discussion and analysis and considering whether it will recommend to the Board that the Company's compensation discussion and analysis be included in the appropriate filing; (3) identifying individuals qualified to become members of our board and ensuring that our board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds; (4) making recommendations to our board regarding governance matters; (5) performing an evaluation of the performance of the compensation and compliance committee; and (6) reviewing and reassessing its Charter and submitting any recommended changes to our Board for its consideration. The Compensation and Compliance Committee Charter is filed as Exhibit 99.2 to our Report on Form 8-K filed on June 4, 2015.

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

Code of Ethics

On October 31, 2014, we adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics is available on our website at www.nemusbioscience.com. We intend to disclose any future amendments to provisions of our code of ethics, or waivers of provisions required to be disclosed under the rules of the SEC, on a current report on Form 8-K or at the same location on our website identified in the preceding sentence. Any amendment or waiver disclosed on our website will remain available on our website for at least 12 months after the initial disclosure.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2016 and 2015 of our named executive officers as determined in accordance with SEC rules.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $ (1)	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $

Dr. Brian S. Murphy,	2016	253,846	0	0	0	0	0	0		253,846
CEO/CMO	2015	330,000	0	281,250	0	0	0	0		611,250

Elizabeth M. Berecz,	2016	173,077	0	0	0	0	0	0		173,077
CFO	2015	225,000	0	262,500	0	0	0	0		487,500

Cosmas N. Lykos,	2016	0		0	0	0	0	90,000	(2)	0
Chairman	2015	0	0	243,750	0	0	0	120,000	(2)	363,750

_________

(1)

Amounts reflect the full grant date fair value of restricted stock awards and stock options, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of restricted stock awards granted to our executives in Note 1 and 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by Mr. Lykos, pursuant to which we pay K2C a monthly fee for services performed by Mr. Lykos for our company. The agreement expired on June 1, 2016 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement is $10,000. Under the agreement, Mr. Lykos is also eligible to participate in our health, death and disability insurance plans. In addition, beginning in 2015, Mr. Lykos is a participant in our change in control severance plan.

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

In either such event, and provided the executive timely executes and does not revoke a general release of claims against the Company, he or she will be entitled to receive: (i) a lump sum cash payment equal to at least six months’ of the executive’s monthly compensation, plus an additional month for each full year of service over six years, (ii) Company-paid premiums for continued health insurance for a period equal to length of the cash severance period or, if earlier, when executive becomes covered under a subsequent employer’s healthcare plan, and (iii) full vesting of all then-outstanding unvested stock options and restricted stock awards.

In addition, the restricted stock awards granted to Dr. Murphy and Ms. Berecz in October 2015 will vest in full on a change in control (as defined in our 2014 Omnibus Incentive Plan).

Outstanding Equity Awards at Fiscal Year-end. As of December 31, 2016, the named executive officers held the following outstanding Company equity awards.

	Option Awards					Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock Not Vested (#) (2)	Market Value of Shares Not Vested ($) (3)

Dr. Brian S. Murphy,	10/31/2014	192,000	288,000	$0.42	10/31/2024
CEO/MO	11/21/2014	70,000	105,000	$0.42	11/21/2024
	10/20/2015					375,000	113,250

Elizabeth M. Berecz	10/31/2014	40,000	60,000	$0.42	10/31/2024
CFO	11/21/2014	60,000	90,000	$0.42	11/21/2024
	10/20/2015					350,000	105,700

Cosmas N. Lykos,	11/21/2014	50,000	75,000	$0.42	11/21/2024
Chairman	10/20/2015					325,000	98,150

(1)

All of the options specified above vest as follows: 20% of total vests on each anniversary of the grant date over five years, subject to the grantee’s continued service. The options granted expire 10 years after the date of grant.

(2)	Each award of restricted stock vests in full on the three year anniversary of the grant date, subject to the grantee’s continued service.

(3)	The market value of shares that have not vested is calculated based on the per share closing price of our common stock on December 31, 2016.

There were no exercises of stock options by our named executive officers during the year ended December 31, 2016.

Director Compensation. Our directors received the following compensation for their service as directors of the Company during the fiscal year ended December 31, 2016. Our directors generally received an annual cash retainer equal to $20,000. In addition, we grant stock options and restricted stock awards.

DIRECTOR COMPENSATION(1)
Name	Fees Earned or Paid in Cash	Stock Awards $ (2) (3)	Option Awards $ (3)	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Douglas S. Ingram	20,000	0	0	0	0	0	20,000
Gerald W. McLaughlin	20,000	0	0	0	0	0	20,000
Thomas A. George	20,000	0	0	0	0	0	20,000

(1)	Does not include compensation received for services provided as executive officers.

(2)

Amounts reflect the full grant date fair value of restricted stock awards, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of restricted stock awards granted to our directors in Note 1 and 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(3)

As of December 31, 2016, Messrs. Ingram, McLaughlin and George held 60,000, 30,000 and 60,000, respectively, shares of restricted stock. In addition, Messrs. Ingram, McLaughlin and George held stock options covering 40,000, 20,000 and 40,000 shares of common stock, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans. The table below includes the following information as of December 31, 2016 for Nemus Bioscience, Inc. 2014 Omnibus Incentive Plan. Shares available for issuance under the 2014 Omnibus Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock, restricted stock unit awards, performance awards and other stock-based or cash-based awards, as selected by the plan administrator. For additional information about the 2014 Omnibus Incentive Plan, refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

The information set forth in the table below is based on 25,729,663 shares of our common stock issued and outstanding on March 7, 2017.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed below is 600 Anton Blvd., Suite 1100, Costa Mesa, California 92626.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Sabby Healthcare Master Fund, Ltd. (1)	7,219,000 shares	(2)	21.9%

Sabby Volatility Warrant Master Fund, Ltd. (1)	3,307,500 shares	(3)	11.4%

Reg Lapham 375 Redondo Ave., #137 Long Beach, CA 90814	5,017,200 shares	(4)	18.7%

Joshua Berkowitz (5)	3,937,500 shares	(6)	13.3%

Jeffrey D. Enslin (7)	3,025,000 shares	(8)	10.5%

Richard D. Squires 2101 Cedar Springs Road, Suite 1525 Dallas, TX 75201	1,875,000 shares	(9)	7.2%

Dr. Brian S. Murphy	637,000 shares	(10)	2.4%

Elizabeth M. Berecz	450,000 shares	(11)	1.7%

Gerald W. McLaughlin	71,250 shares	(12)	*

Thomas A. George	76,000 shares	(13)	*

Cosmas N. Lykos	4,859,400 shares	(14)	18.1%

Douglas S. Ingram	400,500 shares	(15)	1.5%

All executive officers and directors as a group	6,494,150 shares	(10)(11)(12)(13)(14)(15)	23.7%

________

*	Denotes less than 1% of class.

65

(1)

The address of these entities is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458. Sabby Management, LLC serves as the investment manager of Sabby Healthcare Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. Hal Mintz is the manager of Sabby Management, LLC. Each of Sabby Management, LLC and Hal Mintz disclaims beneficial ownership over these securities except to the extent of its pecuniary interest therein.

(2)

Represents 2,064,000 shares issuable on conversion of Series D Preferred Stock, 3,405,000 shares issuable on conversion of Series B Preferred Stock and 1,750,000 shares issuable on exercise of Investor Warrants.

(3)

Represents 936,000 shares issuable on conversion of Series D Preferred Stock, 1,496,500 shares issuable on conversion of Series B Preferred Stock and 875,000 shares issuable on exercise of Investor Warrants.

(4)	Includes 1,110,000 shares of common stock underlying warrants granted to Reg Lapham, all of which may be exercised within 60 days of March 7, 2017.

(5)	The address of this person is 1 Sutton Place South #7/8B, New York, NY 10022.

(6)	Represents 3,000,000 shares issuable on conversion of Series B Preferred Stock and 937,500 shares issuable on exercise of Investor Warrants.

(7)	The address of this person is 60 Riverside Blvd, Ph 3901, New York, NY 10069.

(8)

Represents 400,000 shares issuable on conversion of Series D Preferred Stock, 2,000,000 shares issuable on conversion of Series B Preferred Stock and 625,000 shares issuable on exercise of Investor Warrants.

(9)

Based on a Form 3 filed with the SEC on April 3, 2015 and a Schedule 13G/A filed with the SEC on April 20, 2015, consists of (i) 1,485,000 shares of common stock and warrants to purchase 371,250 shares of common stock held by Richard D. Squires and (ii) 15,000 shares of common stock and warrants to purchase 3,750 shares of common stock held by RS Holdings, Inc. Mr. Squires is the President of RS Holdings. The warrants held by Mr. Squires and RS Holdings, Inc. may all be exercised within 60 days of March 7, 2017.

66

(10)

Includes (i) 262,000 shares of common stock underlying options granted to Brian S. Murphy, all of which may be exercised within 60 days of March 7, 2017, and (ii) 375,000 shares of restricted stock subject to three year cliff vesting from October 20, 2015.

(11)

Includes (i) 100,000 shares of common stock underlying options granted to Elizabeth M. Berecz, all of which may be exercised within 60 days of March 7, 2017, and (ii) 350,000 shares of restricted stock subject to three year cliff vesting from October 20, 2015.

(12)

Includes (i) 8,000 shares of common stock underlying options granted to Gerald W. McLaughlin, all of which may be exercised within 60 days of March 7, 2017 and (ii) 2,000 shares of common stock underlying warrants issued to Gerald W. McLaughlin, all of which may be exercised within 60 days of March 7, 2017.

(13)	Includes 16,000 shares of common stock underlying options granted to Thomas A. George, all of which may be exercised within 60 days of March 7, 2017.

(14)

Includes (i) 50,000 shares of common stock underlying options granted to Cosmas N. Lykos, all of which may be exercised within 60 days of March 7, 2017, (ii) 1,110,000 shares of common stock underlying warrants issued to Cosmas N. Lykos, all of which may be exercised within 60 days of March 7, 2017, and (iii) 325,000 shares of restricted stock subject to three year cliff vesting from October 20, 2015.

(15)

Includes (i) 8,000 shares of common stock underlying options granted to Douglas S. Ingram, all of which may be exercised within 60 days of March 7, 2017 and (ii) 20,000 shares of common stock underlying warrants issued to Douglas S. Ingram, all of which may be exercised within 60 days of March 7, 2017.

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as specified below, there have been no other transactions with related persons in the last two fiscal years, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of Nemus’ total assets as of December 31, 2015 and 2016, and in which any related person had or will have a direct or indirect material interest.

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, which is wholly owned by Mr. Lykos, the Chairman of our Board of Directors, pursuant to which we pay K2C a monthly fee for services performed by Mr. Lykos for our company. The agreement expired on June 1, 2016 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement is $10,000. In 2015 and 2016, we paid K2C $120,000 and $90,000, respectively. Under the agreement, Mr. Lykos is also eligible to participate in our health, death and disability insurance plans.

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

67

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

Director Independence. We have determined that Douglas S. Ingram, Gerald W. McLaughlin and Thomas A. George are independent members of our Board of Directors as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.

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

68

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2016 and 2015 for professional services rendered by Mayer Hoffman McCann P.C. for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K and quarterly review of the unaudited interim consolidated financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $72,500 and $174,446, respectively.

Audit-Related Fees. The aggregate fees billed by Mayer Hoffman McCann P.C. in the fiscal year ended December 31, 2016 and 2015 for services reasonably related to the performance of the audit or review of the consolidated financial statements outside of those fees disclosed above under “Audit Fees” were $0 and $0, respectively.

Tax Fees. For each of the fiscal years ended December 31, 2016 and 2015, our tax accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $21,840 and $34,400, respectively. These tax services included professional services for preparation of income tax returns.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the members of the Audit Committee in accordance with its procedures.

69

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)

Financial Statements. The following consolidated financial statements of Nemus Bioscience, Inc., together with the report thereon of Mayer Hoffman McCann P.C., an independent registered public accounting firm, are included in this Annual Report on Form 10-K:

70

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

We have audited the accompanying consolidated balance sheets of Nemus Bioscience, Inc. and Subsidiary (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nemus Bioscience, Inc. and Subsidiary as of December 31, 2016 and 2015, and results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

Orange County, California

March 10, 2017

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,
	2016	2015
Current assets
Cash and cash equivalents	$64,820	$3,221,209
Restricted cash	37,500	37,500
Prepaid expenses	170,155	158,946
Other current assets	7,014	36,126
Total current assets	279,489	3,453,781

Property and equipment, net	9,584	13,383

Other assets
Deposits and other assets	34,290	43,884
Total other assets	34,290	43,884

Total assets	$323,363	$3,511,048

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT

	December 31,	December 31,
	2016	2015
Current liabilities
Accounts payable	$274,650	$125,357
Accrued payroll and related expenses	167,337	46,268
Accrued license and patent reimbursement fees	-	97,500
Accrued expenses	98,700	228,645
Provision for conversion of Series B preferred stock	118,821	84,090
Deferred rent	2,450	-
Total current liabilities	661,958	581,860

Noncurrent liabilities
Deferred rent	-	3,233
Series B warrants	1,112,308	2,454,959

Total noncurrent liabilities	1,112,308	2,458,192

Total liabilities	1,774,266	3,040,052

Commitments and contingencies
(Note 3)

Redeemable Convertible Series B Preferred Stock, $0.001 par value, 20 million shares authorized; 4,031 issued and outstanding as of December 31,
2016 and 4,500 issued and outstanding as of December 31, 2015, net of
$493,770 of issuance costs; $4.0 million liquidation preference as of
December 31, 2016	1,169,663	1,363,200

Convertible Series C Preferred Stock, $0.001 par value, 20
million shares authorized; 386 issued and outstanding as of December 31,
2016 , net of $92,331 of issuance costs; $0.4 million liquidation preference
as of December 31, 2016	293,669	-

Stockholders’ deficit
Common stock, $0.001 par value; 236 million shares authorized;
21,563,163 issued and outstanding as of December 31, 2016
and 19,903,163 issued and outstanding as of December 31, 2015	21,563	19,903
Additional paid-in-capital	7,163,064	6,086,987
Warrants	837,711	759,386
Accumulated deficit	(10,936,573)	(7,758,480)

Total stockholders’ deficit	(2,914,235)	(892,204)

Total liabilities and stockholders’ deficit	$323,363	$3,511,048

See accompanying notes to the consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Operating expenses
Research and development	$939,040	$576,093
General and administrative	3,531,540	3,741,017

Total operating expenses	4,470,580	4,317,110

Operating loss	(4,470,580)	(4,317,110)

Other expense (income)
Change in fair value of warrant liability	(1,342,651)	(481,610)
Change in fair value of conversion rights of Series A preferred stock	-	986,000
Change in fair value of conversion rights of Series B preferred stock	48,564	17,945

Net Loss before income taxes	(3,176,493)	(4,839,445)

Provision for income taxes	1,600	1,716

Net loss	$(3,178,093)	$(4,841,161)

Less: Preferred deemed dividend	325,000	-
Net loss applicable to common shareholders	$(3,503,093)	$(4,841,161)

Basic and diluted loss per common share	$(0.17)	$(0.29)

Shares used in computing basic and diluted loss per share	18,947,375	16,938,318

See accompanying notes to the consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(3,178,093)	$(4,841,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,916	9,953
Stock-based compensation expense	706,368	414,343
Amortization of warrants and stock issued for services (1) (2)	51,538	585,111
Change in fair value of conversion rights of Series A preferred stock	-	986,000
Change in fair value of conversion rights of Series B preferred stock	48,564	17,945
Change in fair value of warrant liability	(1,342,651)	(481,610)
Warrant issued for services	55,900	-
Common stock issued for license	50,000	-
Changes in assets and liabilities:
Restricted cash	-	(37,500)
Prepaid expenses (1)	(40,323)	(65,341)
Deposits and other assets	9,594	(25,290)
Other current assets	29,112	454
Accounts payable (2)	149,293	(274,142)
Accrued payroll and related expenses	121,069	702
Accrued license and patent reimbursement fees	(97,500)	(21,928)
Stock subscription liability	-	(100,000)
Accrued expenses and other liabilities	(130,728)	104,475
Net cash used in operating activities	(3,552,941)	(3,727,989)

Cash flows from investing activities:
Purchases of property and equipment	(11,117)	(1,982)
Net cash used in investing activities	(11,117)	(1,982)

Cash flows from financing activities:
Proceeds from common stock issuance, net of $3,920 issuance costs	-	721,021
Proceeds from Series A preferred stock issuance, net of $19,700 issuance costs	-	1,430,300
Proceeds from Series B preferred stock issuance, net of $407,521 issuance costs	-	4,592,529
Proceeds from Series C preferred stock issuance, net of $92,331 issuance costs (3)	407,669	-
Net cash provided by financing activities	407,669	6,743,850

Net increase (decrease) in cash and cash equivalents	(3,156,389)	3,013,879

Cash and cash equivalents, beginning of period	3,221,209	207,330

Cash and cash equivalents, end of period	$64,820	$3,221,209

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$1,716

Supplemental disclosures of non-cash financing activities:
Conversion of outstanding preferred stock into common stock	$114,000	$1,450,000
Conversion of outstanding preferred stock subject to redemption into common stock	$469,000	$580,000

Supplemental disclosures of non-cash financing and investing activities:

(1)

During the year ended December 31, 2015, the Company issued warrants of our common stock for consulting services. The warrants were valued at $446,225 and were recorded as a Prepaid expense and was amortized over the service period.

During the year ended December 31, 2015, the Company issued shares of common stock for consulting services valued at $168,000. Such amounts were recorded as a Prepaid expense and was amortized over the service period.

During the year ended December 31, 2016, warrants issued to service providers for consulting services were valued at $22,425 and recorded as a Prepaid expense and was amortized over the service period.

(2)	During the year ended December 31, 2015, the Company issued warrants of our common stock to a service provider in exchange for extinguishment of $10,000 of trade accounts payable owed to this vendor.

(3)	During the year ended December 31, 2016 a preferred deemed dividend of $325,000 was recognized.

See accompanying notes to the consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Convertible		Redeemable Convertible		Convertible		Stockholders' Deficit
	Series C Preferred Stock		Series B Preferred Stock		Series A Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Total Stockholders
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Warrants	Deficit	Deficit

Balance, December 31, 2014	-	-	-	-	-	-	16,000,000	16,000	2,257,771	190,000	(2,917,319)	(453,548)

Issuance of common stock, net of issuance costs of $3,920	-	-	-	-	-	-	241,663	242	720,827	-	-	721,069

Issuance of common stock for services	-	-	-	-	-	-	24,000	24	167,976	-	-	168,000

Issuance of Series A Preferred Stock and common stock warrants, net of issuance costs of $19,700	-	-	-	-	580,000	1,317,141	-	-	-	113,161	-	1,430,302

Common stock warrants issued for services	-	-	-	-	-	-	-	-	-	456,225	-	456,225

Stock based compensation expense	-	-	-	-	-	-	-	-	351,845	-	-	351,845

Issuance of Series B Preferred Stock net of issuance costs of $493,770			5,000	1,580,422	-	-	-	-	-	-	-	-

Conversion of Series A Preferred Stock and conversion liability into common stock at $0.80 per share	-	-	-	-	(580,000)	(1,317,141)	1,812,500	1,812	2,301,329	-	-	986,000

Compensation expense from issuance of restricted common stock to employees and board members.	-	-	-	-	-	-	1,200,000	1,200	61,300	-	-	62,500

Conversion of Series B Preferred Stock to common stock			(500)	(217,222)	-	-	625,000	625	225,939	-	-	226,564

Net loss for the year ended December 31, 2015	-	-	-	-	-	-	-	-	-	-	(4,841,161)	(4,841,161)

Balance, December 31, 2015	-	$-	4,500	$1,363,200	-	$-	19,903,163	$19,903	$6,086,987	$759,386	$(7,758,480)	$(892,204)

Issuance of common stock for license	-	-	-	-	-	-	100,000	100	49,900	-	-	50,000

Common stock warrants issued for services	-	-	-	-	-	-	-	-	-	78,325	-	78,325

Stock based compensation expense	-	-	-	-	-	-	-	-	706,368	-	-	706,368

Issuance of Series C Preferred Stock net of issuance costs of $92,331	500	407,669	-	-	-	-	-	-	-	-	-	-

Conversion of Series B Preferred Stock and conversion liability into common stock at $0.80 and $0.40 per share	-	-	(469)	(193,537)	-	-	1,162,500	1,162	206,207	-	-	207,369

Conversion of Series C Preferred Stock to common stock at $0.40 and $0.25 per share	(114)	(114,000)	-	-	-	-	397,500	398	113,602	-	-	114,000

Beneficial conversion feature upon issuance of Series C Preferred Stock	-	-	-	-	-	-	-	-	325,000	-	-	325,000

Deemed dividend from beneficial conversion feature of Series C Preferred Stock	-	-	-	-	-	-	-	-	(325,000)	-	-	(325,000)

Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	-	(3,178,093)	(3,178,093)

Balance, December 31, 2016	386	$293,669	4,031	$1,169,663	-	$-	21,563,163	$21,563	$7,163,064	$837,711	$(10,936,573)	$(2,914,235)

See accompanying notes to the audited consolidated financial statements.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Business Activities and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Nemus Bioscience, Inc. is a biopharmaceutical company that plans to develop and commercialize therapeutics from cannabinoids through a partnership with the University of Mississippi. The University of Mississippi ("UM") is federally permitted and licensed to cultivate cannabis for research purposes. Unless otherwise specified, references in these Notes to the Consolidated Financial Statements to the "Company," "we" or "our" refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. ("LGL"), together with its wholly-owned subsidiary, Nemus, a California corporation ("Nemus"). Nemus became the wholly owned subsidiary of Nemus Bioscience, Inc. through the Merger (as defined below).

Nemus Bioscience, Inc. (formerly LGL) was incorporated in Nevada on March 16, 2011. Nemus was incorporated in California on July 17, 2012. Our headquarters are located in Costa Mesa, California.

As of December 31, 2016, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

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

The Merger has been accounted for as a reverse-merger and recapitalization. Nemus was the acquirer for financial reporting purposes and LGL was the acquired company. Consequently, the assets and liabilities and the operations reflected in the historical consolidated financial statements prior to the Merger were those of Nemus and have been recorded at the historical cost basis of Nemus, and the consolidated financial statements after completion of the Merger included the assets and liabilities of LGL and Nemus, the historical operations of Nemus and the operations of the Nemus from and after the closing date of the Merger.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Such estimates and judgments are utilized for stock-based compensation expense and equity securities with embedded features as discussed below.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2016, we had cash and cash equivalents of $64,820. In January 2017, we raised an additional gross proceeds of $1,200,000 (see note 8) to be utilized to fund operations. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash

A deposit of $37,500 as of December 31, 2016 and 2015 was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company's credit cards.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Series B warrant liability and the conversion liability for the Series B Preferred Stock were valued utilizing Level 3 inputs primarily from a third party independent appraisal conducted as of December 31, 2016.

Property and Equipment, Net

As of December 31, 2016, property and equipment, net, was $9,584, consisting primarily of computers and equipment. The Company had $13,383 of property and equipment, net, as of December 31, 2015. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Instruments

We account for hybrid contracts that feature conversion options in accordance with generally accepted accounting principles in the United States. ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

We account for convertible instruments when we have determined that the embedded conversion options should not be bifurcated from their host instruments, in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, we record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor's S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with a re-measurement reported in interest expense in the accompanying Consolidated Statements of Operations.

Warrants Issued in Connection with Financings

We generally account for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that we may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, we record the fair value of the warrants as a liability at each balance sheet date and record changes in fair value in other income (expense) in the Consolidated Statements of Operations.

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

•

Expected term - The expected term is based on a simplified method which defines the life as the weighted average of the contractual term of the options and warrants and the weighted-average vesting period for all open awards.

•

Risk-free rate - The risk-free interest rate for the expected term of the option or warrant is based on the average market rate on U.S. treasury securities in effect during the period in which the awards were granted.

•	Dividends - The dividend yield assumption is based on our history and expectation of paying no dividends.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss). For the years ended December 31, 2016 and 2015, the comprehensive income (loss) was equal to the net income (loss).

Earnings per share

The Company applies FASB ASC No. 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share would include the dilutive effect of outstanding warrants and awards granted to employees under stock-based compensation plans. Potentially dilutive shares of the Company's common stock are excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive for the periods presented. For the year ended December 31, 2016, 4,031 shares of Series B Preferred Stock convertible into 16,124,000 common shares at $0.25 per share, 386 shares of Series C Preferred Stock convertible into 1,544,000 common shares at $0.25 per share, warrants to purchase 11,044,500 common shares and stock options exercisable for 1,142,500 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share. For the year ended December 31, 2015, 4,500 shares of Series B Preferred Stock convertible into 5,625,000 common shares at $0.80 per share, warrants to purchase 10,879,500 common shares and stock options exercisable for 1,180,000 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Adoption is permitted as early as the first quarter of 2017 and is required by the first quarter of 2018. Given that the Company has no revenues to date, we plan to adopt this pronouncement when initial revenue recognition occurs.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in ASU 2014-15 will require management to assess, at each annual and interim reporting period, the entity’s ability to continue as a going concern and, if management identifies conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued, to disclose in the notes to the entity’s financial statements the principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of their significance, and management’s plans that alleviated or are intended to alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and early application is permitted.   We adopted ASU 2014-15 for the annual period ending December 31, 2016.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as "lessees"- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company is currently evaluating the potential impact that the adoption of ASU No. 2016-02 may have on its consolidated financial statements. The Company will adopt this ASU beginning on January 1, 2019 and will utilize the modified retrospective transition approach, as prescribed within this ASU.

In March 2016, the FASB issued ASU No. 2016-09 Improvement to Employee Share-Based Payment Accounting (Topic 718). The ASU simplifies and improves the accounting and statement of cash flows presentation for income taxes at settlement, forfeiture and net settlement for withholding tax for all entities. For public companies, the ASU is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption is permitted in any interim or annual period and we adopted this ASU in our year ending December 31, 2016 consolidated financial statements.

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

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from December 14, 2016 to June 14, 2017.

UM 8930 pro-drug agreements:

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, a pro-drug formulation of cannabidiol ("CBD") for products administered through each of ocular or rectal delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is a one-time upfront payment of $65,000 per license agreement, payable in four equal monthly installments that started on December 15, 2015 and was expensed when incurred. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payments under the license agreements, if the milestones are achieved, is $1.4 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from December 14, 2016 to June 14, 2017.

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

In October 2014, we signed a lease agreement for our corporate office headquarters that consists of approximately 4,087 square feet located at 650 Town Center Drive, Suite 1770, Costa Mesa, CA 92626. The lease expired on October 31, 2016 and our monthly rent was $5,373, payable in equal monthly installments with annual escalations. There was no subsequent renewal upon expiration of this lease. The Company currently maintains its principal executive offices located in a shared office suite located at 600 Anton Blvd., Suite 1100, Costa Mesa, CA, 92626 under a month-to-month agreement.

In November 2015, the Company entered into an operating lease for its office and lab furnishings both in Costa Mesa and the Innovation Hub laboratory. The lease expires on November 3, 2017 and the monthly lease payments are $7,559.

Total net rent expense related to our operating leases for the year ended December 31, 2016 and 2015, was $302,419 and $242,729, respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of December 31, 2016 are as follows:

Years ending December 31,
2017	161,963
2018	-
2019	-
2020	-
2021	-
Thereafter	-
Total	$161,963

Related Party Matters

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by Mr. Lykos, pursuant to which we pay K2C a monthly fee for services performed by Mr. Lykos for our company. The agreement expired on June 1, 2016 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement is $10,000. Total expense incurred under this agreement was $120,000 for each of the years ended December 31, 2016 and 2015. The Company had an outstanding balance of $30,000 due to K2C as of December 31, 2016. Under the agreement, Mr. Lykos is also eligible to participate in our health, death and disability insurance plans. In addition, beginning in 2015, Mr. Lykos is a participant in our change in control severance plan.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of December 31, 2016, the Company had no current proceedings or inquiries.

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

Pursuant to the terms of the Agreement, Nemus will pay an estimated $154,000 to $183,000 in fees and expenses for the initial evaluation and development of a process for the production of Nemus' pro-drug of THC to ensure reproducibility, quality and safety and an estimated $142,900 for analytical method development and qualification. The Company recognized $260,244 as research and development expense towards these fees for the year ended December 31, 2016. After the initial evaluation and development, Nemus has agreed to pay additional fees and expenses for sample production of Nemus' pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

4. Stockholders' Deficit and Redeemable Convertible Series B and Series C Preferred Stock

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

In March 2015, the Company issued 24,000 shares of common stock with par value of $0.001 to a third party in exchange for services to be performed related to raising additional capital. The Company recorded a prepaid expense of $168,000 in the first quarter of 2015 to reflect the fair market value of the common stock issued and amortized this expense over the contract service period which was one year. The fair market value was determined utilizing the Company's closing stock price as of the commencement date of the contract service period. For year ended December 31, 2016, the Company amortized $12,194 to general and administrative expense which represented the completion of this agreement.

In August 2015, in conjunction with the Series B Preferred Stock sale (discussed below), the Company raised $5.0 million at $1,000 per share resulting in the automatic conversion of the Series A Preferred Stock to common stock. This resulted in the conversion of 580,000 shares of Series A Preferred Stock at $2.50 per share to the equivalent of 1,812,500 shares of common stock.

In December 2015, a Series B Preferred stockholder converted 500 shares of its preferred stock to common stock as allowed under the Series B Preferred Stock Agreement (discussed below), resulting in the issuance of 625,000 shares of common stock at an effective price of $0.80 per share.

In March 2016, another Series B Preferred stockholder converted 8 shares of its preferred stock to common stock, resulting in the issuance of 10,000 shares of common stock at an effective price of $0.80 per share. In October 2016, as a result of the Series C Preferred Stock Agreement (discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. From October 2016 to December 31, 2016, Series B Stockholders converted 461 shares of its preferred stock to common, resulting in the issuance of 1,152,500 shares of common stock.

In October 2016, the Company entered into a technology license agreement with a third-party manufacturing company in order to biosynthetically manufacture cannabinoids. The terms of the agreement called for the issuance of 100,000 shares of common stock.

In December 2016, the Series C Preferred stockholder converted 39 shares of its preferred stock to common stock as allowed under the Series C Preferred Stock Agreement, resulting in the issuance of 97,500 shares of common stock at an effective price of $0.40 per share. On December 29, 2016, as a result of the signing of the Series D Preferred Stock Agreement (discussed in Note 8 below), the conversion price of the Series B and Series C Preferred Stock was reset to $0.25. From the date of this reset to December 31, 2016, the Series C Stockholder converted 75 shares of their preferred stock to common, resulting in the issuance of 300,000 shares of common stock.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Redeemable Convertible Series B Preferred Stock: In August 2015, the Company sold 5,000 shares of Series B Convertible Preferred Stock and warrants to purchase 6,250,000 shares of the Company's common stock for an aggregate purchase price of $1,000 per share resulting in gross proceeds of $5.0 million. Each share of preferred stock is convertible into 1,250 shares of common stock which results in an effective conversion price of $0.80 per common share and can be converted by the holder at any time. The Series B Preferred Stock issued also has a "down-round" protection feature provided to the investors if the Company subsequently issues or sell any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $0.80 per common share. The conversion price is automatically adjusted down to the price of the instrument being issued. In October 2016, as a result of the Series C Preferred Stock Agreement (discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. On December 29, 2016, as a result of the Series D Preferred Stock Agreement (discussed in Note 8 below), the conversion price of the Series B Preferred Stock was reset to $0.25. The Series B shares have liquidation preference over other preferred shares and common stock and have voting rights equal to the number of common shares into which each holder's preferred stock is convertible as of the record date. The preferred stock has no dividend rights. If dividends are declared on the common stock, the holders of the preferred stock shall be entitled to participate in such dividends on an as-if converted basis. The warrants are exercisable at a price of $1.15 per share, subject to reset, and expire five years from the issuance date. See additional discussion regarding these warrants in Note 6 below.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B Preferred stockholders receive an amount per share equal to the conversion price of $0.80, subject to down-round adjustment, multiplied by the as-if converted share amount of 5,625,000 common shares, totaling $4.5 million. If upon the liquidation, the assets are insufficient to permit payments to the Series B holders, all assets legally available will be distributed in a pro rata basis among the Series B holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2015, a Series B Preferred Stock holder converted 500 shares of its preferred stock to common stock at the conversion rate of 1,250:1 resulting in the issuance of 625,000 shares of common stock. In March 2016, another Series B Preferred stockholder converted 8 shares of its preferred stock to common stock at the same ratio resulting in the issuance of 10,000 shares of common stock. In October 2016, as a result of the Series C Preferred Stock Agreement (discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. From October 2016 to December 31, 2016, Series B Stockholders converted 461 shares of its preferred stock to common, at the conversion rate of 2,500:1 resulting in the issuance of 1,152,500 shares of common stock. As a result of these conversions, the liquidation preference for the Series B Preferred Stock has been reduced to $4.0 million as of December 31, 2016.

Convertible Series C Preferred Stock: In October 2016, the Company sold 500 shares of convertible preferred stock with a purchase price of $1,000 per share for gross proceeds of $500,000 to a healthcare investment fund under the Series C Preferred Stock Agreement. Each share of Preferred Stock is convertible into 2,500 shares of common stock which results in an effective conversion price of $0.40 per common share. This resulted in the reduction of the conversion price of the Series B Preferred Stock to $0.40 and a reduction in the exercise price of the Series B warrants to $0.40. As part of the terms of the Series C Preferred Stock Agreement, the Company entered into a Registration Rights Agreement with the purchaser to file a registration statement to register for resale the shares of common stock underlying the preferred shares within 30 days following the closing of the agreement. Each Preferred Stock is convertible into common stock at any time at the election of the investor. The terms of the Series C Convertible Preferred Stock are as follows:

•

Dividends: Except for stock dividends or other distributions payable in shares of common stock, for which adjustments are to be made to the conversion price, as described below, the stockholder shall be entitled to receive dividends on preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends actually paid on shares of the common stock. No other dividends shall be paid on the preferred stock.

•

Conversion: The preferred stock may be converted at any time, at the option of the holder, into shares of common stock at a conversion price of $0.40 per share (“Series C Conversion Price”). The Series C Conversion Price will be adjusted for customary structural changes such as stock splits or stock dividends. In the event that the Company enters into a merger, consolidation or transaction of a similar effect, the Series C stockholder shall be entitled to receive, upon conversion of the preferred stock, the number of shares of common stock of the successor or acquiring corporation of the Company, if it is the surviving corporation, and any additional consideration that would have been received by a holder of the number of shares of common stock into which the preferred stock is convertible immediately prior to such event.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

•

Down-Round Protection: The Series C Conversion Price is also subject to “down-round” anti-dilution adjustment which means that if the Company sells common stock or common stock equivalents at a price below the Series C Conversion Price, the Series C Conversion Price will be reduced to an amount equal to the issuance price of such additional shares of common stock or common stock equivalents.

•	Voting Rights: Except as required by law, the Series C Preferred Stock does not have voting rights.

•	Most Favored Nation Provision: If there is a subsequent financing, the Series C stockholder may elect to exchange its Series C Preferred Stock for the security issued on a dollar for dollar basis.

•

Participation Rights: For a twelve month period from the date of the financing, the Series C investors will have the right to participate in subsequent financings up to fifty percent of such financing.

•

Liquidation Provision: In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series C Preferred stockholder receives an amount per share equal to the conversion price of $0.40, subject to down-round adjustment, multiplied by the as-if converted share amount of 1,250,000 common shares, totaling $0.5 million. If upon the liquidation, the assets are insufficient to permit payments to the Series C holder, all assets legally available will be distributed to the Series B Preferred stockholders and then any remaining amount is distributed on a pro rata basis among the Series C holder in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

The Company also considered the classification of the Series C Preferred Stock Agreement. Because the Most Favored Nation provision is a redemption feature that is outside the control of the Company, the Series C Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet.

At the date of the financing, because the effective conversion rate of the preferred stock was less than the market value of the Company’s common stock, a beneficial conversion feature of $325,000 has been recorded as a discount to the preferred stock and an increase to additional paid in capital. Because the preferred stock is perpetual, in October 2016, the Company fully amortized the discount related to the beneficial conversion feature on the deemed dividend in the consolidated statement of operations.

In December 2016, the Series C Preferred stockholder converted 39 shares of its preferred stock to common stock as allowed under the Series C Preferred Stock Agreement, resulting in the issuance of 97,500 shares of common stock at an effective price of $0.40 per share. On December 29, 2016, as a result of the signing of the Series D Preferred Stock Agreement (discussed in Note 8 below), the conversion price of the Series B and Series C Preferred Stock was reset to $0.25. From the date of this reset to December 31, 2016, the Series C Stockholder converted 75 shares of their preferred stock to common, resulting in the issuance of 300,000 shares of common stock.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 90,000 shares of common stock with an exercise price of $2.50 per share with a term of five years and vest quarterly over one year. These warrants were in exchange for services performed beginning in the first quarter and were subsequently issued in April 2015. The Company estimated the vested warrant value to be $85,950 utilizing the Black Scholes option pricing model and amortized $5,145 for services provided for the year ended December 31, 2016 and $80,805 for the year ended December 31, 2015.

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

In November 2015, the Company entered into an agreement with a financial advisory and public relations consulting firm which included the issuance of warrants to purchase up to 120,000 shares of common stock with an exercise price of $1.15 per share with a term of five years. These warrants are in exchange for services to be performed from November 25, 2015 to May 25, 2016 and 60,000 shares vest immediately with the remainder in one quarter. The Company estimated the warrant value of vested warrants to be $42,000 utilizing the Black Scholes option pricing model and amortized $7,800 for the year ended December 31, 2015 and $34,200 for the year ended December 31, 2016.

In November 2016, the Company entered into an agreement with one of its investors to provide advisory services on all matters including financing. In conjunction with this agreement, the Company issued warrants that vest immediately to purchase 40,000 shares of common stock with an exercise price of $1.15 per share with a term of ten years. The Company estimated the warrant value to be $18,400 utilizing the Black Scholes option pricing model and recorded this amount to general and administrative expense for the quarter due to the immediate vesting.

In November 2016, the Company issued 125,000 warrants to purchase common stock to its investment banker in exchange for services rendered in conjunction with the Series C Preferred Stock financing. The warrants vest immediately and have an exercise price of $0.40 per share with a term of five years. The Company estimated the value of the warrants to be $37,500 utilizing the Black Scholes option pricing model and recorded this amount to offering costs.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's board of directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:

•

Contemporaneous valuation prepared by an independent third-party valuation specialist effective as of April 1, 2015, August 20, 2015, December 31, 2015, March 31, 2016, June 30, 2016, September 30, 2016, and December 31, 2016,

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

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of December 31, 2016, options (net of canceled or expired options) covering an aggregate of 1,142,500 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,142,500 options outstanding and 857,500 shares available for future grants under the 2014 Plan.

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,142,500 shares net of cancellations through December 31, 2016, under the 2014 Plan.

The following is a summary of activity under the 2014 Plan as of December 31, 2016:

		Options Outstanding
				Weighted
	Shares Available			Average
	for Grant of	Number of	Price per	Exercise
	Options & Shares	Shares	Share	Price
Balance at December 31, 2015	820,000	1,180,000	$0.42-3.00	$0.63
Options granted	-	-	$-	$-
Options exercised	-	-	$-	$-
Options cancelled	37,500	(37,500)	$1.15	$1.15
Balance at December 31, 2016	857,500	1,142,500	$0.42-3.00	$0.61
Vested and Exercisable at December 31, 2016		448,500	$0.42-3.00	$0.53

The weighted-average remaining contractual term of options vested and exercisable at December 31, 2016 was approximately 7.9 years

Aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at December 31, 2016 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of December 31, 2016, the aggregate intrinsic value of options outstanding was $0. As of December 31, 2016, 436,000 options to purchase shares of common stock were exercisable.

Restricted Stock Awards

Restricted stock awards ("RSAs") are granted to our board of directors and members of senior management and are issued pursuant to the Company's 2014 Omnibus Incentive Plan. On October 20, 2015, a total of 1,200,000 RSAs were granted to members of the Company's senior management and board of directors with a fair market value of approximately $900,000. These RSAs vest from one to three years from the grant date as services are rendered to the Company. For the years ended December 31, 2016 and 2015, the Company recorded $356,250 and $62,500, respectively, in stock-based compensation expense related to these awards. (See discussion below). The total amount of unrecognized compensation cost related to non-vested RSAs was $481,250 as of December 31, 2016.

Stock Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the years ended December 31, 2016 and 2015, the Company recognized stock-based compensation expense of $706,368 and $414,343 (including compensation expense for RSAs discussed above) which was recorded as a general and administrative expense in the consolidated statements of operations.

The total amount of unrecognized compensation cost related to non-vested stock options was $1,023,418 as of December 31, 2016. This amount will be recognized over a weighted average period of 2.9 years.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Valuation Assumptions

The fair value of options was estimated at the date of grant using the Black-Scholes option pricing model. Expected volatility is based on industry peers who are also in the early development stage given the limited market data available in the public arena. The expected term was estimated using the simplified method as permitted under SAB No. 110, since the Company has no recent exercise or forfeiture history that is representative of options granted during the year. The expected term represents the estimated period of time that stock options are expected to be outstanding, which is less than the contractual term which is generally ten years. The risk-free interest rate is based on the U.S. Treasury yield. The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. There were no options granted in the year ended December 31, 2016; the assumptions for options granted in the year ended December 31, 2015 are as follows:

	Years Ended December 31,
	2016	2015

Dividend yield	NA	0.00%
Volatility factor	NA	75.00%
Risk-free interest rate	NA	1.65-1.85
Expected term (years)	NA	6.25-6.50
Weighted-average fair value of options granted during the periods	NA	$2.69

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

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative was valued at $84,090 and was recorded as a current liability and the change in fair market value was recorded as a non-operating expense totaling $17,945 for the year ended December 31, 2015.

As of December 31, 2016, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative which was classified as a current liability was adjusted to $118,821 as of December 31, 2016. The change in fair market value was recorded as non-operating expense of $48,564 for the year ended December 31, 2016.

6. Series B Warrants

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 common stock warrants that are exercisable at a price of $1.15 per share and expire five years from the issuance date. The warrants were initially valued at $2,935,800 utilizing the Black-Scholes pricing model. The warrants are exercisable in cash or through a cashless exercise provision. The Series B warrants also have a "down-round" protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $1.15 per each warrant. The exercise price is automatically adjusted down to the price of the instrument being issued. In October 2016, as a result of the Series C Preferred Stock financing, the exercise price was adjusted to $0.40 and in December, 2016, as a result of the Series D Preferred Stock financing, the exercise price was adjusted to $0.25. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the preferred stock. The Company also performed the same valuation as of December 31, 2016 utilizing the Black-Scholes pricing model and the following assumptions:

	Years Ended December 31,
	2016	2015
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	1.616%	1.75%
Expected term (years)	3.63	4.61
Weighted-average fair value of warrants	$0.17	$0.46

This resulted in a warrant value of $1,112,308 as of December 31, 2016. The change in fair market value at the re-measurement date was recorded as non-operating income totaling $1,342,651 for the year ended December 31, 2016. The Company performed the same valuation as of December 31, 2015 which resulted in the warrant value of $2,454,959. The change in fair market value at the re-measurement date was recorded as non-operating income totaling $481,610 for the year ended December 31, 2015.

7. Income Taxes

Under the FASB's accounting guidance related to income tax positions, among other things, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a fifty (50) % likelihood of being sustained. Additionally, the guidance provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company's balance sheets as of December 31, 2016, and has not recognized interest and/or penalties in the consolidated statement of operations for the year ended December 31, 2016.

The Company has no uncertain tax positions as of December 31, 2016.

The Company is subject to taxation in the United States and California. The Company's tax years for 2013 (federal) and 2012 (California) and forward are subject to examination by the United States and California tax authorities.

At December 31, 2016, the Company had federal and California net operating loss carry forwards ('NOLs') aggregating $9,959,336 and $9,956,136, respectively, which, if not used, will begin to expire from 2035. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code Section 382.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred income tax assets are as follows:

	As of December 31,
	2016	2015
Current deferred tax assets/(liabilities):
State taxes	$560	$(199,861)
Capitalized research and development costs	51,118	298,621
Accrual to cash adjustment	-	638,754
Other	250,284	34,588
Net operating loss	4,057,846	1,867,086
Gross deferred tax assets	4,359,808	2,639,188
Valuation allowance	(4,359,808)	(2,639,188)
Total deferred tax assets	$-	$-

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2016 and 2015, due to the following:

	As of December 31,
	2016	2015
Expected income tax benefit at federal statutory tax rate	$(1,111,773)	$(1,693,806)
State income taxes, net of federal benefit	(241,899)	(240,479)
Change in fair value of warrant	(452,930)	-
Change in valuation allowance	1,720,620	1,843,282
Stock compensation	83,332	-
Other permanent difference	1,580	222,207
Other	2,671	(129,489)
Provision (benefit) for income taxes	$1,600	$1,716

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2016. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statement of operations to offset pre-tax losses.

NEMUS BIOSCIENCE, INC. and SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

8. Subsequent Events

UM 5070 license agreement

On January 10, 2017, the “Company entered into a license agreement with the University of Mississippi pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone and royalty payments, as defined therein. There is a one-time upfront payment of $65,000 payable in four equal monthly installments that started on February 1, 2017. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

Convertible Preferred Stock Issuance

In January 2017, the Company sold 1,200 shares of convertible preferred stock with a purchase price of $1,000 per share for gross proceeds of $1,200,000 to a healthcare investment fund and private investors under the Series D Preferred Stock Agreement. Each share of preferred stock is convertible into 4,000 shares of common stock which results in an effective conversion price of $0.25 per common share. This results in the reduction of the conversion price of the Series B and Series C Preferred Stock to $0.25 and a reduction in the exercise price of the Series B warrants to $0.25. As part of the terms of the Series D Preferred Stock Agreement, the Company entered into a Registration Rights Agreement with the purchaser to file a registration statement to register for resale the shares of common stock underlying the preferred shares within 30 days following the closing of the agreement. In addition, the placement agent received a warrant to purchase up to 480,000 shares of common stock with an exercise price of $0.25 per share that expires in January, 2022.

(b)	Exhibits required by Item 601.

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant (1)
3.2	Amendment to the Articles of Incorporation of the Registrant (1)
3.3	Bylaws of Registrant (1)
3.4	Certificate of Change of Registrant(2)
3.5	Articles of Merger of Registrant and Nemus Bioscience, Inc.(3)
3.6	Certificate of Designation of the Relative Rights and Preferences of the Series A Preferred Stock filed with the Secretary of State of Nevada on April 1, 2015(4)
3.7	Certificate of Correction filed with the Secretary of State of Nevada on April 7, 2015(4)
3.8	Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock filed with the Secretary of State of Nevada on August 19, 2015(5)
3.9	Certificate of Designation of the Relative Rights and Preferences of the Series C Convertible Preferred Stock filed with the Secretary of State of Nevada on October 26, 2016(15)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock filed with the Secretary of State of Nevada on December 29, 2016(17)
4.1	Form of Warrants issued by Nemus to certain security holders to purchase an aggregate of 3,000,000 shares of commons stock(3)
4.2	Form of Warrants issued by Nemus to certain security holders to purchase an aggregate of 1,000,000 shares of commons stock(3)
4.3	Form of Common Stock Purchase Warrant to certain security holders to purchase shares of common stock (4)
4.4	Form of Warrant dated April 25, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 100,000 shares of common stock (6)
4.5	Form of Warrant dated April 29, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 90,000 shares of common stock (6)
4.6	Form of Warrant dated April 26, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 6,000 shares of common stock (6)
4.7	Form of Warrant dated June 8, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 10,000 shares of common stock (7)
4.8	Form of Warrant to certain security holders to purchase shares of common stock (5)
4.9	Registration Rights Agreement, dated January 7, 2015, by and between Nemus Bioscience, Inc. and certain investors (8)
10.1†	Nemus Bioscience, Inc. 2014 Omnibus Incentive Plan(3)
10.2†	Form of Stock Option Agreement under 2014 Omnibus Incentive Plan(3)
10.3	Memorandum of Understanding, dated July 31, 2013, between Nemus and University of Mississippi, National Center for Natural Products Research(3)
10.9**	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(3)
10.10**	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(3)
10.11**	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(3)
10.12	Lease Agreement dated September 1, 2014 between University of Mississippi Research Foundation, Inc. and Nemus(3)
10.13	Center Tower Lease dated October 13, 2014, by and between Nemus and Center Tower Associates LLC. (3)
10.17	Common Stock Purchase Agreement, dated January 7, 2015, by and between Nemus Bioscience, Inc. and certain investors (8)
10.19†	Form of Indemnification Agreement (9)
10.20†	Nemus Bioscience, Inc. Officer Change in Control Severance Plan(10)
10.21	Form of Registration Rights Agreement between Nemus Bioscience, Inc. and certain investors(5)
10.22	Form of Restricted Stock Award Agreement under 2014 Omnibus Incentive Plan (11)

71

10.23**	License Agreement, dated December 14, 2015, between Nemus and the University of Mississippi, School of Pharmacy (12)
10.24**	License Agreement, dated December 14, 2015, between Nemus and the University of Mississippi, School of Pharmacy (12)
10.25**	Letter Agreement with Albany Molecular Research Inc. dated February 5, 2016 (13)
10.26	Form of Securities Purchase Agreement between Nemus Bioscience, Inc. and certain investors(14)
10.27	Form of Registration Rights Agreement between Nemus Bioscience, Inc. and certain investors(14)
10.28	Form of Lock-up Agreement between Nemus Bioscience, Inc. and certain shareholders (15)
10.29	Form of Securities Purchase Agreement between Nemus Bioscience, Inc. and certain investors(16)
10.30	Form of Registration Rights Agreement between Nemus Bioscience, Inc. and certain investors(16)
10.31	Form of Lock-up Agreement between Nemus Bioscience, Inc. and certain shareholders (17)
10.32**	License Agreement, dated January 10, 2017, between Nemus and the University of Mississippi, School of Pharmacy (18)
21.1	Subsidiaries of the Registrant(3)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1***	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins††	Instance Document
101.sch††	XBRL Taxonomy Schema Document
101.cal††	XBRL Taxonomy Calculation Linkbase Document
101.def††	XBRL Taxonomy Definition Linkbase Document
101.lab††	XBRL Taxonomy Label Linkbase Document
101.pre††	XBRL Taxonomy Presentation Linkbase Document

__________________

(1)	Included as exhibit to our Registration Statement on Form S-1 filed on January 30, 2013
(2)	Included as exhibit to our Current Report on Form 8-K filed on October 30, 2014.
(3)	Included as exhibit to our Current Report on Form 8-K filed on November 3, 2014.
(4)	Included as exhibit to our Current Report on Form 8-K filed April 7, 2015.
(5)	Included as exhibit to our Current Report on Form 8-K filed August 20, 2015.
(6)	Included as exhibit to our Quarterly Report on Form 10-Q filed May 13, 2015
(7)	Included as exhibit to our Quarterly Report on Form 10-Q filed August 14, 2015
(8)	Included as exhibit to our Current Report on Form 8-K filed on January 9, 2015.
(9)	Included as exhibit to our Current Report on Form 8-K filed on January 12, 2015.
(10)	Included as exhibit to our Current Report on Form 8-K filed on February 27, 2015.
(11)	Included as exhibit to our Current Report on Form 8-K filed on October 22, 2015.
(12)	Included as exhibit to our Current Report on Form 8-K filed on December 18, 2015.
(13)	Included as exhibit to our Annual Report on Form 10-K filed on March 21, 2016.
(14)	Included as exhibit to our Current Report on Form 8-K filed on October 26, 2016
(15)	Included as exhibit to our Current Report on Form 8-K filed on October 27, 2016.
(16)	Included as exhibit to our Current Report on Form 8-K filed on December 29, 2016.
(17)	Included as exhibit to our Current Report on Form 8-K filed on January 10, 2017.
(18)	Included as exhibit to our Current Report on Form 8-K/A filed on January 20, 2017.
*	Filed Herewith
**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
***	Furnished Herewith
†	Management contract or compensatory plan or arrangement.
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

72

Item 16. Form 10–K Summary.

None.

73

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc. a Nevada corporation

March 10, 2017	By:	/s/ Brian S. Murphy
	Its:	Brian S. Murphy
Chief Executive Officer, Chief Medical Officer, Director
(Principal Executive Officer)

March 10, 2017	By:	/s/ Elizabeth M. Berecz
	Its:	Elizabeth M. Berecz
Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian S. Murphy	March 10, 2017
Brian S. Murphy
Its:	Chief Executive Officer, Chief Medical Officer, Director
(Principal Executive Officer)

By:	/s/ Cosmas N. Lykos	March 10, 2017
Cosmas N. Lykos
Its:	Chairman of the Board, Director

By:	/s/ Douglas S. Ingram	March 10, 2017
Douglas S. Ingram
Its:	Director

By:	/s/ Gerald W. McLaughlin	March 10, 2017
Gerald W. McLaughlin
Its:	Director

By:	/s/ Thomas A. George	March 10, 2017
Thomas A. George
Its:	Director

74