Form 10-Q
period 2017-03-31
Nemus Bioscience, Inc.
filed 2017-05-12
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of May 11, 2017, there were 30,334,663 shares of the issuer's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2017	2016
Current assets
Cash and cash equivalents	$380,272	$64,820
Restricted cash	37,500	37,500
Prepaid expenses	151,161	170,155
Other current assets	7,014	7,014
Total current assets	575,947	279,489

Property and equipment, net	7,156	9,584

Other assets
Deposits and other assets	34,290	34,290
Total other assets	34,290	34,290

Total assets	$617,393	$323,363

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

	March 31,	December 31,
	2017	2016
Current liabilities
Accounts payable	$227,164	$274,650
Accrued payroll and related expenses	118,969	167,337
Accrued license and patent reimbursement fees	16,250	-
Accrued expenses	352,559	98,700
Provision for conversion of Series B preferred stock	30,233	118,821
Deferred rent	1,633	2,450
Total current liabilities	746,808	661,958

Noncurrent liabilities
Series B warrants	1,099,747	1,112,308

Total noncurrent liabilities	1,099,747	1,112,308

Total liabilities	1,846,555	1,774,266

Commitments and contingencies
(Note 3)

Redeemable Convertible Series B Preferred Stock, $0.001 par value, 20 million shares authorized; 3,625.375 issued and outstanding as of March 31, 2017 and 4,031 issued and outstanding as of December 31, 2016, net of $444,084 of issuance costs; $3.6 million liquidation preference as of March 31, 2017	1,051,962	1,169,663

Convertible Series C Preferred Stock, $0.001 par value, 20 million shares authorized; none issued and outstanding as of March 31, 2017, 386 issued and outstanding as of December 31, 2016	-	293,669

Convertible Series D Preferred Stock, $0.001 par value, 20 million shares authorized; 706 issued and outstanding as of March 31, 2017, net of $92,772 of issuance costs; $0.7 million liquidation preference as of March 31, 2017	598,135	-

Stockholders’ deficit

Common stock, $0.001 par value; 236 million shares authorized; 27,310,663 issued and outstanding as of March 31, 2017 and 21,563,163 issued and outstanding as of December 31, 2016	27,311	21,563
Additional paid-in-capital	8,330,310	7,163,064
Warrants	982,911	837,711
Accumulated deficit	(12,219,791)	(10,936,573)

Total stockholders’ deficit	(2,879,259)	(2,914,235)

Total liabilities and stockholders’ deficit	$617,393	$323,363

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016

Operating expenses
Research and development	$92,100	$135,358
General and administrative	1,288,053	1,084,981

Total operating expenses	1,380,153	1,220,339

Operating loss	(1,380,153)	(1,220,339)

Other expense (income)
Change in fair value of warrant liability	(12,561)	411,480
Change in fair value of conversion rights of Series B preferred stock	(85,205)	53,228

Net Loss before income taxes	(1,282,387)	(1,685,047)

Provision for income taxes	831	400

Net loss	$(1,283,218)	$(1,685,447)

Less: Preferred deemed dividend	711,000	-
Net loss applicable to common shareholders	$(1,994,218)	$(1,685,447)

Basic and diluted loss per common share	$(0.09)	$(0.08)

Shares used in computing basic and diluted loss per share	23,247,530	19,904,921

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,283,218)	$(1,685,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,428	3,701
Stock-based compensation expense	152,169	181,608
Amortization of warrants and stock issued for services (1)	5,000	38,161
Change in fair value of conversion rights of Series B preferred stock	(85,205)	53,228
Change in fair value of warrant liabilities	(12,561)	411,480
Common stock issued for services	187,550	-
Changes in assets and liabilities:
Prepaid expenses (1)	43,994	(13,886)
Other current assets	-	7,500
Accounts payable	(47,486)	12,013
Accrued payroll and related expenses	(48,368)	(19,619)
Accrued license and patent reimbursement fees	16,250	(65,000)
Accrued expenses and other liabilities	253,042	(72,210)
Net cash used in operating activities	(816,405)	(1,148,471)
Cash flows from investing activities:
Purchases of property and equipment	-	(11,116)
Net cash used in investing activities	-	(11,116)
Cash flows from financing activities:
Proceeds from Series D preferred stock issuance, net of $183,343 issuance costs	1,131,857	-
Net cash provided by financing activities	1,131,857	-

Net increase (decrease) in cash and cash equivalents	315,452	(1,159,587)

Cash and cash equivalents, beginning of period	64,820	3,221,209

Cash and cash equivalents, end of period	$380,272	$2,061,622

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$1,631	$-

Supplemental disclosures of non-cash financing and investing activities:

(1)

During the three months ended March 31, 2016, warrants issued to service providers for consulting services were valued at $22,245 and were recorded as a Prepaid expense and are being amortized over the service period.

During the three months ended March 31, 2017, warrants issued to service providers for consulting services were valued at $30,000 and were recorded as a Prepaid expense and are being amortized over the service period.

(2)	During the three months ended March 31, 2017 preferred deemed dividends of $536,000 was recognized on Series D Preferred Stock and $175,000 on Series C Preferred Stock.

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

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

As of March 31, 2017, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

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

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of March 31, 2017, we had cash and cash equivalents of $380,272. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements were issued. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Subsequent to the quarter end, the Company entered into the Series E Preferred Stock Financing (as defined below) that has not yet closed. See Note 8-Series E Preferred Stock Financing.

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

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

Restricted Cash

A deposit of $37,500 as of March 31, 2017 and December 31, 2016 was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company's credit cards.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Series B warrant liability and the conversion liability for the Series B Preferred Stock were valued utilizing Level 3 inputs primarily from a third party independent appraisal conducted as of March 31, 2017.

Property and Equipment, Net

As of March 31, 2017, property and equipment, net, was $7,156, consisting primarily of computers and equipment. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

Income Taxes

The Company accounts for deferred income tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carry forwards (the "NOLs") and other tax credit carry forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Any interest or penalties would be recorded in the Company's statement of operations in the period incurred.

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

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

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

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss). For the three months ended March 31, 2017 and 2016, the comprehensive income (loss) was equal to the net income (loss).

Earnings per share

The Company applies FASB ASC No. 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share would include the dilutive effect of outstanding warrants and awards granted to employees under stock-based compensation plans. Potentially dilutive shares of the Company's common stock are excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive for the periods presented. For the three months ended March 31, 2017, 3,625.375 shares of Series B Preferred Stock convertible into 14,501,500 common shares at $0.25 per share, 706 shares of Series D Preferred Stock convertible into 2,824,000 common shares at $0.25 per share, warrants to purchase 11,649,500 common shares and stock options exercisable for 1,130,000 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share. For the three months ended March 31, 2016, 4,492 shares of Series B Preferred Stock convertible into 5,615,000 common shares at $0.80 per share, warrants to purchase 10,879,500 common shares and stock options exercisable for 1,180,000 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share.

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

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230) that requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. For public companies, the guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and will adopt this ASU beginning on January 1, 2018.

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

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

UM 5070 license agreement:

On January 10, 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone and royalty payments, as defined therein. There is a one-time upfront payment of $65,000 payable in four equal monthly installments that started on February 1, 2017. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

3. Commitments and Contingencies

Lease Commitments

On September 1, 2014, the Company signed an operating lease for laboratory and office space at the Innovation Hub, Insight Park located on the UM campus. The lease term commenced on October 1, 2014 and expires on December 31, 2017. There is annual escalating rent provisions and two months of free rent in the agreement. The total cash payments over the life of the lease are divided by the total number of months in the lease period and the average rent will be charged to expense each month during the lease period. The monthly amount charged to rent expense is $9,267.

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

Total net rent expense related to our operating leases for the three months ended March 31, 2017 and 2016, was $56,449 and $56,706, respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of March 31, 2017 are as follows:

Years ended December 31,
2017	$110,664
2018	-
2019	-
2020	-
2021	-
Thereafter	-
Total	$110,664

Related Party Matters

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by the Company’s Executive Chairman and Co-Founder, Mr. Cosmas N. Lykos, pursuant to which we pay K2C a monthly fee for services performed by Mr. Lykos for our company. The agreement expired on June 1, 2016 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement is $10,000. Total expense incurred under this agreement was $30,000 for each of the three month periods ended March 31, 2017 and 2016. The Company had an outstanding balance of $20,000 due to K2C as of March 31, 2017. Under the agreement, Mr. Lykos is also eligible to participate in our health, death and disability insurance plans. In addition, Mr. Lykos is a participant in our change in control severance plan.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

Legal Matters

General Litigation and Disputes

From time to time, in the normal course of our operations, we may be a party to litigation and other dispute matters and claims. The Company is currently not party to any litigation, dispute matters or claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations.

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of March 31, 2017, the Company had no proceedings or inquiries.

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

Contract Manufacturing Organization ("CMO") Agreement

On February 5, 2016, the Company entered into a letter agreement ("Agreement") with a third party contract manufacturing organization ("CMO") pursuant to which the CMO is to provide services to Nemus for process development and analytical method development and qualification for Nemus' pro-drug of tetrahydrocannabinol, or THC, as well as for sample production and a stability study.

Pursuant to the terms of the Agreement, Nemus will pay an estimated $154,000 to $183,000 in fees and expenses for the initial evaluation and development of a process for the production of Nemus' pro-drug of THC to ensure reproducibility, quality and safety and an estimated $142,900 for analytical method development and qualification. The Company did not recognize any research and development expense towards these fees for the three months ended March 31, 2017. After the initial evaluation and development, Nemus has agreed to pay additional fees and expenses for sample production of Nemus' pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

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

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

4. Stockholders' Deficit and Redeemable Convertible Series B and Convertible Series C & D Preferred Stock

Common Stock

In March 2016, a Series B Preferred stockholder converted 8 shares of its preferred stock to common stock, resulting in the issuance of 10,000 shares of common stock at an effective price of $0.80 per share. In October 2016, as a result of the Series C Preferred Stock Agreement (discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. From October 2016 to December 31, 2016, Series B Stockholders converted 461 shares of its preferred stock to common stock, resulting in the issuance of 1,152,500 shares of common stock.

In October 2016, the Company entered into a technology license agreement with a third-party manufacturing company in order to biosynthetically manufacture cannabinoids. The terms of the agreement called for the issuance of 100,000 shares of common stock. The Company recorded $50,000 as research and development expense for the fourth quarter of 2016 to reflect the fair market value of the common stock issued. The fair market value was determined utilizing the Company's closing stock price as of the approval date of the license agreement by the Company’s Board of Directors.

In December 2016, a Series C Preferred stockholder converted 39 shares of its preferred stock to common stock as allowed under the Series C Preferred Stock Agreement, resulting in the issuance of 97,500 shares of common stock at an effective price of $0.40 per share. On December 29, 2016, as a result of the signing of the Series D Preferred Stock Agreement (discussed below), the conversion price of the Series B and Series C Preferred Stock was reset to $0.25. From the date of this reset to December 31, 2016, a Series C Stockholder converted 75 shares of its preferred stock to common stock, resulting in the issuance of 300,000 shares of common stock.

For the three months ended March 31, 2017, the Series B Preferred stockholders converted 405.625 shares of its preferred stock to common stock as allowed under the Series B Preferred Stock Agreement, resulting in the issuance of 1,622,500 shares of common stock at an effective price of $0.25 per share.

For the three months ended March 31, 2017, a Series C Preferred stockholder converted 386 shares of its preferred stock to common stock as allowed under the Series C Preferred Stock Agreement, resulting in the issuance of 1,544,000 shares of common stock at an effective price of $0.25 per share. This represented the completion of converting all of the original Series C Preferred shares to common stock. In addition, the Series D Preferred stockholders converted 494 shares of their preferred stock as allowed under the Series D Preferred Stock Agreement, resulting in the issuance of 1,976,000 shares of common stock at an effective price of $0.25 per share.

In March 2017, the Company issued 605,000 shares of common stock with par value of $0.001 to a third party in exchange for advisory services performed related to raising additional capital. The Company recorded $187,550 as general and administrative expense for the first quarter of 2017 to reflect the fair market value of the common stock issued. The fair market value was determined utilizing the Company's closing stock price as of the approval date of the advisory fee by the Company’s Board of Directors.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share.

Redeemable Convertible Series B Preferred Stock: In August 2015, the Company sold 5,000 shares of Series B Convertible Preferred Stock and warrants to purchase 6,250,000 shares of the Company's common stock for an aggregate purchase price of $1,000 per share resulting in gross proceeds of $5.0 million. Each share of preferred stock is convertible into 1,250 shares of common stock which results in an effective conversion price of $0.80 per common share and can be converted by the holder at any time. The Series B Preferred Stock also has a "down-round" protection feature provided to the investors if the Company subsequently issues or sell any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $0.80 per common share. The conversion price is automatically adjusted down to the price of the instrument being issued. In October 2016, as a result of the Series C Preferred Stock Agreement (discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. On December 29, 2016, as a result of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series B Preferred Stock was reset to $0.25. The Series B Preferred Stock has liquidation preference over other preferred shares and common stock and have voting rights equal to the number of common shares into which each holder's preferred stock is convertible as of the record date. If dividends are declared on the common stock, the holders of the preferred stock shall be entitled to participate in such dividends on an as-if converted basis. The warrants are exercisable at a price of $1.15 per share, subject to reset, and expire five years from the issuance date.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B Preferred stockholders receive an amount per share equal to the conversion price of $0.25, subject to down-round adjustment, multiplied by the as-if converted share amount of 14,501,500 common shares, totaling $3.6 million. If upon the liquidation, the assets are insufficient to permit payments to the Series B holders, all assets legally available will be distributed in a pro rata basis among the Series B holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

Subject to certain trigger events occurring, the Series B Preferred stockholders have the right to force the Company to redeem the shares of preferred stock at a price per preferred share equal to the greater of (A) 115% of the conversion amount and (B) the product of (1) the conversion rate in effect at such time and (2) the greatest closing sale price of the Common Stock during the period beginning on the date immediately preceding such triggering event and ending on the date such holder delivers the notice of redemption. Such triggering events include:

•

Failure of the Series B Registration Statement to be declared effective by the Securities and Exchange Commission, or the SEC, on or prior to the date that is ninety days after the Effectiveness Deadline;

•	Suspension of the Company's common stock from trading for a period of (2) consecutive trading days;

•	Failure of the Company to deliver all the shares of the common stock or make the appropriate cash payments in a timely manner upon conversion of the Series B Preferred;

•	Any default of indebtedness;

•	Any filing of voluntary or involuntary bankruptcy by the Company;

•	A final judgment in excess of $100,000 rendered against the Company;

•	Breach of representations and warranties in the Stock Purchase Agreement; and

•	Failure to comply with the Series B Certificate of Designation or Rule 144 requirements.

As certain of these triggering events are considered to be outside the control of the Company, the Series B Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet. As further described in Note 8-Series B Preferred Stock Amendment, we amended the terms of the Series B Preferred Stock to exclude certain financing transactions from triggering the redemption right described above.

In December 2015, a Series B Preferred stockholder converted 500 shares of its preferred stock to common stock at the conversion rate of 1,250:1 resulting in the issuance of 625,000 shares of common stock. In March 2016, another Series B Preferred stockholder converted 8 shares of its preferred stock to common stock at the same ratio resulting in the issuance of 10,000 shares of common stock. In October 2016, as a result of the Series C Preferred Stock Agreement (discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. From October 2016 to December 31, 2016, Series B Stockholders converted 461 shares of its preferred stock to common stock, at the conversion rate of 2,500:1 resulting in the issuance of 1,152,500 shares of common stock. On December 29, 2016, as a result of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series B Preferred Stock was reset to $0.25. For the three months ended March 31, 2017, Series B stockholders converted 405.625 shares at a conversion rate of 4000:1 resulting in the issuance of 1,622,500 shares of common stock. As a result of these conversions, the liquidation preference for the Series B Preferred Stock has been reduced to $3.6 million as of March 31, 2017.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

Convertible Series C Preferred Stock: In October 2016, the Company sold 500 shares of Series C convertible preferred stock with a purchase price of $1,000 per share for gross proceeds of $500,000 to a healthcare investment fund under the Series C Preferred Stock Agreement. Each share of Series C Preferred Stock is convertible into 2,500 shares of common stock which results in an effective conversion price of $0.40 per common share. This resulted in the reduction of the conversion price of the Series B Preferred Stock to $0.40 and a reduction in the exercise price of the Series B warrants to $0.40. On December 29, 2016, as a result of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series C Preferred Stock was reset to $0.25. As part of the terms of the Series C Preferred Stock Agreement, the Company entered into a Registration Rights Agreement with the purchaser to file a registration statement to register for resale the shares of common stock underlying the preferred shares within 30 days following the closing of the agreement. Each Preferred Stock is convertible into common stock at any time at the election of the investor. The terms of the Series C Convertible Preferred Stock are as follows:

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

•

Conversion: The preferred stock may be converted at any time, at the option of the holder, into shares of common stock at a conversion price of $0.25 per share (“Series C Conversion Price”). The Series C Conversion Price will be adjusted for customary structural changes such as stock splits or stock dividends. In the event that the Company enters into a merger, consolidation or transaction of a similar effect, the Series C stockholder shall be entitled to receive, upon conversion of the preferred stock, the number of shares of common stock of the successor or acquiring corporation of the Company, if it is the surviving corporation, and any additional consideration that would have been received by a holder of the number of shares of common stock into which the preferred stock is convertible immediately prior to such event.

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

•

Liquidation Provision: In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series C Preferred stockholder receives an amount per share equal to the conversion price of $0.40, subject to down-round adjustment, multiplied by the as-if converted share amount of 1,250,000 common shares, totaling $0.5 million. If upon the liquidation, the assets are insufficient to permit payments to the Series C and Series D holders, all assets legally available will be distributed to the Series B Preferred stockholders and then any remaining amount is distributed on a pro rata basis among the Series C and Series D holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

The Series C Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet because the Most Favored Nation provision is a redemption feature that is outside the control of the Company.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

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

In December 2016, the Series C Preferred stockholder converted 39 shares of its preferred stock to common stock as allowed under the Series C Preferred Stock Agreement, resulting in the issuance of 97,500 shares of common stock at an effective price of $0.40 per share. On December 29, 2016, as a result of the signing of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series B and Series C Preferred Stock was reset to $0.25. From the date of this reset to December 31, 2016, a Series C Stockholder converted 75 shares of their preferred stock to common stock, resulting in the issuance of 300,000 shares of common stock. For the three months ended March 31, 2017, the Series C stockholder converted 386 shares at a conversion rate of 4000:1 resulting in the issuance of 1,544,000 shares of common stock. As a result, all Series C Preferred Stock has been converted to common stock and there is no liquidation preference outstanding as of March 31, 2017.

In addition, as a result of the Series D financing and the adjustment in the conversion price, a beneficial conversion feature of $175,000 has been recorded as a discount to the preferred stock and an increase to additional paid in capital. Because the preferred stock is perpetual, in January 2017, the Company fully amortized the discount related to the beneficial conversion feature on the deemed dividend in the consolidated statement of operations.

Convertible Series D Preferred Stock: In January 2017, the Company sold 1,200 shares of Series D convertible preferred stock with a purchase price of $1,000 per share for gross proceeds of $1,200,000 to a healthcare investment fund and other private investors under the Series D Preferred Stock Agreement. Each share of Series D Preferred Stock is convertible into 4,000 shares of common stock which results in an effective conversion price of $0.25 per common share. This resulted in the reduction of the conversion price of the Series B and Series C Preferred Stock to $0.25 and a reduction in the exercise price of the Series B warrants to $0.25. As part of the terms of the Series D Preferred Stock Agreement, the Company entered into a Registration Rights Agreement with the purchasers to file a registration statement to register for resale the shares of common stock underlying the preferred shares within 30 days following the closing of the agreement. Each Preferred Stock is convertible into common stock at any time at the election of the investor. The terms of the Series D Convertible Preferred Stock are identical to those of the Series C Convertible Preferred Stock agreement discussed above with the exception of the conversion price which is $0.25 per common share.

The Series D stock has liquidation preference over common stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series D Preferred stockholders receive an amount per share equal to the conversion price of $0.25, subject to down-round adjustment, multiplied by the as-if converted share amount of 2,824,000 common shares, totaling $0.7 million.

The Company also considered the classification of the Series D Preferred Stock Agreement. , the Series D Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet because the Most Favored Nation provision is a redemption feature that is outside the control of the Company.

At the date of the financing, because the effective conversion rate of the preferred stock was less than the market value of the Company’s common stock, a beneficial conversion feature of $536,000 has been recorded as a discount to the preferred stock and an increase to additional paid in capital. Because the preferred stock is perpetual, in January 2017, the Company fully amortized the discount related to the beneficial conversion feature on the deemed dividend in the consolidated statement of operations.

For the three months ended March 31, 2017, the Series D stockholders converted 494 shares at a conversion rate of 4000:1 and a conversion price of $0.25 per share resulting in the issuance of 1,976,000 shares of common stock.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

Warrants

Warrants outstanding as of March 31, 2017 are summarized as follows:

			Amount
	Exercise	Term	Issued and
Source	Price	(Years)	Outstanding

Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-$5.00	5-10	442,000
2015 Series B Financing (see Note 6)
Common Stock Warrants to Series B Stockholders	$0.25	5	6,250,000
Placement Agent Warrants	$0.25	5	187,500
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Placement Agent Warrants	$0.40	5	125,000
2017 Series D Placement Agent Warrants	$0.25	5	480,000
2017 Common Stock Warrants to Service Providers	$0.41	5	125,000

Total warrants outstanding as of March 31, 2017			11,649,500

2016 Warrants

In November 2016, the Company entered into an agreement with one of its investors to provide advisory services on all matters including financing. In conjunction with this agreement, the Company issued warrants that vest immediately to purchase 40,000 shares of common stock with an exercise price of $1.15 per share with a term of ten years. The Company estimated the warrant value to be $18,400 utilizing the Black-Scholes option pricing model and recorded this amount to general and administrative expense for the quarter due to the immediate vesting.

In November 2016, the Company issued 125,000 warrants to purchase common stock to its investment banker in exchange for services rendered in conjunction with the Series C Preferred Stock financing. The warrants vest immediately and have an exercise price of $0.40 per share with a term of five years. The Company estimated the value of the warrants to be $37,500 utilizing the Black-Scholes option pricing model and recorded this amount to issuance costs.

2017 Warrants

In January 2017, the Company issued 480,000 warrants to purchase common stock to its investment banker in exchange for services rendered in conjunction with the Series D Preferred Stock financing. The warrants vest immediately and have an exercise price of $0.25 per share with a term of five years. The Company estimated the value of the warrants to be $115,200 utilizing the Black-Scholes option pricing model and recorded this amount to issuance costs.

In February 2017, the Company entered into an agreement with one of its investors to provide advisory services on all matters including financing. In conjunction with this agreement, the Company issued warrants that vest immediately to purchase 125,000 shares of common stock with an exercise price of $0.41 per share with a term of five years. The Company estimated the warrant value to be $30,000 utilizing the Black-Scholes option pricing model and recorded this amount to general and administrative expense for the quarter due to the immediate vesting.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

The Company's Board of Directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:

•	Contemporaneous valuation prepared by an independent third-party valuation specialist as of March 31, 2016, June 30, 2016, September 30, 2016, December 31, 2016, and March 31, 2017;

•	Its results of operations, financial position and the status of research and development efforts and achievement of enterprise milestones;

•	The composition of, and changes to, the Company's management team and Board of Directors;

•	The lack of liquidity of its common stock as a newly public company;

•	The Company's stage of development, business strategy and the material risks related to its business and industry;

•	The valuation of publicly-traded companies in the biotechnology sectors;

•	External market conditions affecting the biotechnology industry sectors;

•	The likelihood of achieving a liquidity event for the holders of its common stock, such as an initial public offering, or IPO, or a sale of the Company, given prevailing market conditions;

•	The state of the IPO market for similarly situated biotechnology companies; and

•	Discussions held with bankers, potential investors, and preliminary term sheets received as part of management's capital raise efforts.

There are significant judgments and estimates inherent in the determination of the fair value of the Company's warrants. These judgments and estimates included the assumptions regarding its future operating performance, the time to completing a liquidity event and the determination of the appropriate valuation methods. If the Company had made different assumptions, its warrant valuation could have been significantly different.

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

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of March 31, 2017, options (net of canceled or expired options) covering an aggregate of 1,130,000 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,130,000 options outstanding and 870,000 shares available for future grants under the 2014 Plan.

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

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,130,000 shares net of cancellations and expirations through March 31, 2017 under the 2014 Plan.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

The following is a summary of activity under the 2014 Plan as of March 31, 2017:

		Options Outstanding
	Shares Available			Weighted
	for Grant of			Average
	Options &	Number of	Price per	Exercise
	Shares	Shares	Share	Price
Balance at December 31, 2016	857,500	1,142,500	$0.42-3.00	$0.61
Options granted	-	-	$-	$-
Options exercised	-	-	$-	$-
Options cancelled	12,500	(12,500)	$1.15	$1.15
Balance at March 31, 2017	870,000	1,130,000	$0.42-3.00	$0.60
Vested and Exercisable at March 31, 2017		444,000	$0.42-3.00	$0.56

The weighted-average remaining contractual term of options vested and exercisable at March 31, 2017 was approximately 7.64 years.

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at March 31, 2017 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of March 31, 2017, the aggregate intrinsic value of options outstanding was $0. As of March 31, 2017, 444,000 options to purchase shares of common stock were exercisable.

Restricted Stock Awards

Restricted stock awards ("RSAs") are granted to our Board of Directors and members of senior management and are issued pursuant to the Company's 2014 Omnibus Incentive Plan. On October 20, 2015, a total of 1,200,000 RSAs were granted to members of the Company's senior management and Board of Directors with a fair market value of approximately $900,000. These RSAs vest from one to three years from the grant date as services are rendered to the Company. For the three months ended March 31, 2017 and 2016, the Company recorded $65,625 during each period, in stock-based compensation expense related to these awards, as discussed below. The total amount of unrecognized compensation cost related to non-vested RSAs was $415,625 as of March 31, 2017.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the three months ended March 31, 2017 and 2016, the Company recognized stock-based compensation expense of $152,169 and $181,608, respectively, including compensation expense for RSAs discussed above, which was recorded as a general and administrative expense in the consolidated statements of operations.

The total amount of unrecognized compensation cost related to non-vested stock options was $936,873 as of March 31, 2017. This amount will be recognized over a weighted average period of 2.66 years.

5. Provision for Conversion of Preferred Stock

Series B Preferred Stock Conversion Liability

As of August 20, 2015, in connection with the Series B Preferred Stock financing, the Company recorded a liability related to down-round protection provided to the stockholders in the event that the Company would effect another sale or issuance of common stock, stock options or convertible securities with a price per share below $0.80. With the assistance of a third-party valuation specialist, the Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the financing. The Company also performed a review of the conversion liability in conjunction with ASC 815, Derivatives and Hedging/Contracts in Entity's Own Equity, and determined that the liability requires bifurcation and re-measurement to fair market value at the end of each reporting period. The derivative was valued at $75,488 and was booked as a current liability as of September 30, 2015. The value of this embedded derivative was determined utilizing a with and without method by valuing the preferred stock with and without the down round protection.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

As of March 31, 2017, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative was classified as a current liability was adjusted to $30,233 as of March 31, 2017. The change in fair market value was recorded as non-operating income of $85,205 for the three months ended March 31, 2017. For the three months ended March 31, 2016, the Company also conducted a third-party valuation utilizing the same methodology, which resulted in recording a non-operating expense of $53,228 for that period.

6. Series B Warrants

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 common stock warrants that are exercisable at a price of $1.15 per share and expire five years from the issuance date. The warrants were initially valued at $2,935,800 utilizing the Black-Scholes pricing model. The warrants are exercisable in cash or through a cashless exercise provision. The Series B warrants also have a "down-round" protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $1.15 per each warrant. The exercise price is automatically adjusted down to the price of the instrument being issued. In October 2016, as a result of the Series C Preferred Stock financing, the exercise price was adjusted to $0.40 and in December, 2016, as a result of the Series D Preferred Stock financing, the exercise price was adjusted to $0.25. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the preferred stock. The Company also performed the same valuation as of March 31, 2017 utilizing the Black-Scholes pricing model and the following assumptions:

	Three Months Ended March 31,
	2017	2016
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	1.58%	1.11%
Expected term (years)	3.39	4.39
Weighted-average fair value of warrants	$0.17	$0.45

This resulted in a warrant value of $1,099,747 as of March 31, 2017. The change in fair market value at the re-measurement date was recorded as non-operating income totaling $12,561 for the three months ended March 31, 2017. The Company performed the same valuation as of March 31, 2016, which resulted in the warrant value of $2,866,439. The change in fair market value at the re-measurement date was recorded as non-operating expense totaling $411,480 for the three months ended March 31, 2016.

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

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three-month periods ended March 31, 2017 and 2016 is unaudited)

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at March 31, 2017. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of March 31, 2017.

8. Subsequent Events

Series E Preferred Stock Financing

On May 3, 2017, the Company entered into a Securities Purchase Agreement to sell 1,000,000 shares of a new Series E Preferred Stock, par value $0.001 per share (“Preferred Shares”), to Schneider Finance LLC (the “Purchaser”), an accredited investor and affiliate of Schneider Brothers Ltd., a global closed investment fund, at a purchase price of $20.00 for each Preferred Share for aggregate gross proceeds of $20,000,000 (the “Series E Preferred Stock Financing”). The transaction is expected to close in the second quarter and there are no conditions precedent or further obligations prior to the close. SB Securities Ltd., an affiliate of Schneider Brothers Ltd. has entered into a guarantee to the benefit of the Company that guarantees the payment of the $20,000,000 investment. The Company did not grant any warrants in connection with the Series E Preferred Stock Financing.

Series B Preferred Stock Amendment

On May 3, 2017, the Company filed an Amendment to Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock with the Nevada Secretary of State to amend the definition of a “Fundamental Transaction” therein to exclude from the definition certain financing transactions, including the Series E Preferred Stock Financing (the “Series B Amendment”). The Series B Amendment was approved by the holders representing a majority of the aggregate Series B Preferred Stock outstanding and the designee under the Certificate of Designation, and unanimously approved by the Board of Directors of the Company. In connection with the Series B Amendment, the Company also entered into an amendment with each of the investors holding warrants issued in connection with the private placement of the Series B Preferred Stock (the “Warrant Amendments”) to amend the definition of “Fundamental Transaction” in the same way.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidates financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” included in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

The Merger has been accounted for as a reverse merger and recapitalization, with Nemus as the acquirer and LGL as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that will be reflected in the historical financial statements prior to the Merger will be those of Nemus and will be recorded at the historical cost basis of Nemus, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of LGL and Nemus, the historical operations of Nemus and the operations of the combined enterprise of LGL and Nemus from and after the closing date of the Merger.

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

During the quarter ended March 31, 2017, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended December 31, 2016 contained in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 10, 2017.

Results of Operations

For the three months ended March 31, 2017 and 2016

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended March 31, 2017, our total operating expenses were $1,380,153 as compared to $1,220,339 for the three months ended March 31, 2016. The slight increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended March 31, 2017 were $92,100 which consisted of initial license fees for UM 5070 along with contract research and development fees with the university.

Research and development expenses for the three months ended March 31, 2016, were $135,358 which consisted of contract research and development fees incurred by UM and initial formulation fees for the glaucoma molecule.

General and administrative. General and administrative expenses for the three months ended March 31, 2017 were $1,288,053 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees related to the company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the three months ended March 31, 2016 were $1,084,981 which primarily consisted of the same components. The increase in general and administrative expenses for the three months ended March 31, 2017, compared to the same period in 2016, was attributable to increased professional fees for capital raising efforts.

Other income and expenses. For the three months ended March 31, 2017, the Company had non-operating income of $97,766 which consisted of the following components:

•

$12,561 represented a change in the fair value of the Series B warrant liability as determined by a third party independent valuation conducted as of March 31, 2017; the decrease in the warrant value was primarily attributable to the change in the fair value of the company's common stock.

•	$85,205 represented a change in the fair value of the conversion right related to the Series B preferred stock issuance as estimated from the same valuation referenced above.

For the three months ended March 31, 2016, the Company had non-operating expenses of $464,708 which represented a change in the fair value of the Series B warrant liability of $411,480 and a change in the associated conversion right of $53,228. The increase in the warrant liability was determined by a third party independent valuation conducted as of March 31, 2016 and was primarily attributable to the change in the fair value of the company’s common stock.

Net Loss. For the three months ended March 31, 2017, we had a net loss of $1,283,218 as compared to a net loss of $1,685,447 for the three months ended March 31, 2016. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We had cash and cash equivalents of $380,272 as of March 31, 2017, as compared to $64,820 as of December 31, 2016. This increase is primarily attributable to the proceeds of $1,200,000 from the Series D financing offset by the funding of operating expenses. We anticipate that we will continue to incur net losses and negative cash flows from operating activities in the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date the consolidated financial statements were issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern. Subsequent to the quarter end, the Company entered into the Series E Preferred Stock Financing that has not yet closed. See Note 8-Series E Preferred Stock Financing to the Unaudited Consolidated Financial Statements.

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

We also anticipate that we will need to hire additional employees or independent contractors as the Company prepares to enter clinical studies.

Going Concern

Our independent registered public accounting firm has issued a report on our audited financial statements for the fiscal year ended December 31, 2016 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Our management, with the supervision and participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our principal executive and financial officers have concluded that the disclosure controls and procedures were effective as of March 31, 2017.

Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

As of the date of this Quarterly Report, we are not currently involved in any legal proceedings.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2016 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A-Risk Factors." There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Amendment to Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock filed with the Secretary of State of Nevada on May 3, 2017 (1)
3.2	Form of Amendment to Warrant to certain security holders to purchase shares of common stock (1)
10.1**	License Agreement, dated January 10, 2017, between Nemus and the University of Mississippi, School of Pharmacy (2)
10.2	Securities Purchase Agreement, dated May 3, 2017, between Nemus Bioscience, Inc. and Schneider Finance LLC (1)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

______________

+	Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Included as exhibit to our Current Report on Form 8-K filed on May 4, 2017.

(2)	Included as exhibit to our Current Report on Form 8-K/A filed on January 20, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc., a Nevada corporation

May 12, 2017	By:	/s/ Brian Murphy
Brian Murphy
	Its:	Chief Executive Officer (Principal Executive Officer)

May 12, 2017	By:	/s/ Elizabeth Berecz
Elizabeth Berecz
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)