Form 10-Q
period 2017-06-30
Nemus Bioscience, Inc.
filed 2017-08-11
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

______________________________________________
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2017, there were 30,584,663 shares of the registrant's $0.001 par value common stock issued and outstanding.

i

FORWARD-LOOKING STATEMENTS

Statements in this Quarterly Report on Form 10-Q that are not descriptions of historical facts are forward-looking statements that are based on management's current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including "anticipates," "believes," "can," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will," "would" or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled "Risk Factors" including, without limitation, risks relating to:

•	our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need or close on current funding commitments;

•	the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates;

•	the early stage of our product candidates presently under development;

•	our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;

•	our ability to retain or hire key scientific or management personnel;

•	our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;

•	our dependence on the University of Mississippi, third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;

•	our ability to develop successful sales and marketing capabilities in the future as needed;

•	the size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;

•	competition in our industry; and

•	regulatory developments in the United States and foreign countries.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	June 30,	December 31,
	2017	2016
Current assets
Cash and cash equivalents	$108,859	$64,820
Restricted cash	37,500	37,500
Prepaid expenses	292,485	170,155
Other current assets	6,183	7,014
Total current assets	445,027	279,489

Property and equipment, net	4,729	9,584

Other assets
Deposits and other assets	34,290	34,290
Total other assets	34,290	34,290

Total assets	$484,046	$323,363

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT
	(Unaudited)
	June 30,	December 31,
	2017	2016
Current liabilities
Accounts payable	$679,494	$274,650
Accrued payroll and related expenses	282,166	167,337
Accrued expenses	201,110	98,700
Provision for conversion of Series B preferred stock	25,051	118,821
Deferred rent	817	2,450
Total current liabilities	1,188,638	661,958

Noncurrent liabilities
Series B warrants	1,073,310	1,112,308

Total noncurrent liabilities	1,073,310	1,112,308

Total liabilities	2,261,948	1,774,266

Commitments and contingencies
(Note 3)

Redeemable Convertible Series B Preferred Stock, $0.001 par value, 20 million shares authorized; 3,375.375 issued and outstanding as of June 30, 2017 and 4,031 issued and outstanding as of December 31, 2016, net of $413,460 of issuance costs; $3.4 million liquidation preference as of June 30, 2017	979,420	1,169,663

Convertible Series C Preferred Stock, $0.001 par value, 20 million shares authorized; none issued and outstanding as of June 30, 2017, 386 issued and outstanding as of December 31, 2016	-	293,669

Convertible Series D Preferred Stock, $0.001 par value, 20 million shares authorized; 200 issued and outstanding as of June 30, 2017, net of $30,557 of issuance costs; $0.2 million liquidation preference as of June 30, 2017	169,446	-

Stockholders’ deficit
Common stock, $0.001 par value; 236 million shares authorized; 30,334,663 issued and outstanding as of June 30, 2017 and 21,563,163 issued and outstanding as of December 31, 2016	30,335	21,563
Additional paid-in-capital	8,982,540	7,163,064
Warrants	982,911	837,711
Accumulated deficit	(12,922,554)	(10,936,573)

Total stockholders’ deficit	(2,926,768)	(2,914,235)

Total liabilities and stockholders’ deficit	$484,046	$323,363

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Operating expenses
Research and development	$60,651	$459,957	$152,751	$595,316
General and administrative	670,276	1,022,078	1,958,329	2,107,058

Total operating expenses	730,927	1,482,035	2,111,080	2,702,374

Operating loss	(730,927)	(1,482,035)	(2,111,080)	(2,702,374)

Other expense (income)
Change in fair value of warrant liability	(26,437)	(2,024,114)	(38,998)	(1,612,634)
Change in fair value of conversion rights of Series B preferred stock	(3,326)	(31,414)	(88,532)	21,814

Net income (loss) before income taxes	(701,164)	573,493	(1,983,550)	(1,111,554)

Provision for income taxes	1,600	400	2,431	800

Net income (loss)	$(702,764)	$573,093	$(1,985,981)	$(1,112,354)

Less: Preferred deemed dividend	-	-	711,000	-
Net income (loss) applicable to common shareholders	$(702,764)	$573,093	$(2,696,981)	$(1,112,354)

Basic earnings (loss) per common share	$(0.02)	$0.03	$(0.10)	$(0.06)
Diluted earnings (loss) per common share	$(0.02)	$0.03	$(0.10)	$(0.06)

Weighted average shares of common stock outstanding
Basic	28,376,141	19,913,163	25,814,315	19,909,042
Diluted	28,376,141	20,135,645	25,814,315	19,909,042

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(1,985,981)	$(1,112,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,855	7,603
Stock-based compensation expense	304,338	363,216
Amortization of warrants and stock issued for services (1)	12,500	51,539
Change in fair value of conversion rights of Series B preferred stock	(88,532)	21,814
Change in fair value of warrant liabilities	(38,998)	(1,612,634)
Common stock issued for services	187,550	-
Changes in assets and liabilities:
Prepaid expenses (1)	(104,830)	7,289
Other current assets	831	7,500
Accounts payable	404,843	57,859
Accrued payroll and related expenses	114,829	(11,684)
Accrued license and patent reimbursement fees	-	(97,500)
Accrued expenses and other liabilities	100,777	(61,083)
Net cash used in operating activities	(1,087,818)	(2,378,435)
Cash flows from investing activities:
Purchases of property and equipment	-	(11,116)
Net cash used in investing activities	-	(11,116)
Cash flows from financing activities:
Proceeds from Series D preferred stock issuance, net of $183,343 issuance costs	1,131,857	-
Net cash provided by financing activities	1,131,857	-

Net increase (decrease) in cash and cash equivalents	44,039	(2,389,551)

Cash and cash equivalents, beginning of period	64,820	3,221,209

Cash and cash equivalents, end of period	$108,859	$831,658

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$4,031	$-
______
Supplemental disclosures of non-cash financing and investing activities:

(1)	During the six months ended June 30, 2016, warrants issued to service providers for consulting services were valued at $22,245 and were recorded as a Prepaid expense and are being amortized over the service period.

During the six months ended June 30, 2017, warrants issued to service providers for consulting services were valued at $30,000 and were recorded as a Prepaid expense and are being amortized over the service period.

(2)	During the six months ended June 30, 2017, preferred deemed dividends of $536,000 was recognized on Series D Preferred Stock and $175,000 on Series C Preferred Stock.

See accompanying notes to the unaudited consolidated financial statements.

 NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and six month periods ended June 30, 2017 and 2016 is unaudited)

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

As of June 30, 2017, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

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

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of June 30, 2017, we had cash and cash equivalents of $108,859. The Company anticipates that it will continue to incur net losses into the foreseeable future as it continues to advance and develop a number of potential drug candidates into preclinical development activities and expands its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements were issued. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. In May 2017, the Company entered into the Series E Preferred Stock Financing (as defined below) that has not yet closed. See Note 8 regarding Series E Preferred Stock Financing to the Unaudited Consolidated Financial Statements.

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

Restricted Cash

A deposit of $37,500 as of June 30, 2017 and December 31, 2016 was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company's credit cards.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Series B warrant liability and the conversion liability for the Series B Preferred Stock were valued utilizing Level 3 inputs primarily from a third party independent appraisal conducted as of June 30, 2017.

Property and Equipment, Net

As of June 30, 2017, property and equipment, net, was $4,729, consisting primarily of computers and equipment. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Warrants Issued in Connection with Financings

We generally account for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that we may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, we record the fair value of the warrants as a liability at each balance sheet date and record changes in fair value in other (income) expense in the Consolidated Statements of Operations.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss). For the three and six months ended June 30, 2017 and 2016, the comprehensive income (loss) was equal to the net income (loss).

Earnings per share

The Company applies FASB ASC No. 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share would include the dilutive effect of outstanding warrants and awards granted to employees under stock-based compensation plans. Potentially dilutive shares of the Company's common stock are excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive for the periods presented. For the three and six month periods ended June 30, 2017, 3,375.375 shares of Series B Preferred Stock convertible into 13,501,500 common shares at $0.25 per share, 200 shares of Series D Preferred Stock convertible into 800,000 common shares at $0.25 per share, warrants to purchase 11,649,500 common shares and stock options exercisable for 1,130,000 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share. For the three and six month periods ended June 30, 2016, 4,492 shares of Series B Preferred Stock convertible into 5,615,000 common shares at $0.80 per share, warrants to purchase 10,879,500 common shares and stock options exercisable for 1,180,000 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its financial statements and related disclosures.

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

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from June 14, 2017 to December 14, 2017.

UM 8930 analogue agreements:

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analogue formulation of cannabidiol ("CBD") for products administered through each of ocular or rectal delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payments under the license agreements, if the milestones are achieved, is $1.4 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from June 14, 2017 to December 14, 2017.

UM 5070 license agreement:

On January 10, 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone and royalty payments, as defined therein. There was a one-time upfront payment of $65,000 paid in four equal monthly installments that started on February 1, 2017. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payment under the license agreements, if the milestones are achieved, is $0.7 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

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

Total net rent expense related to our operating leases for the three months ended June 30, 2017 and 2016, was $57,859 and $81,203, respectively. For the six months ended June 30, 2017 and 2016, total net rent expense from operating leases was $114,308 and $160,974, respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of June 30, 2017 are as follows:

Years ended December 31,
2017	$59,365
2018	-
2019	-
2020	-
2021	-
Thereafter	-
Total	$59,365

Related Party Matters

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by the Company’s Executive Chairman and Co-Founder, Mr. Cosmas N. Lykos, pursuant to which we pay K2C a monthly fee for services performed by Mr. Lykos for our company. The agreement expired on June 1, 2017 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement was $10,000 and increased to $20,000 effective April 1, 2017. For the six months ended June 30, 2017 and 2016, total expense incurred under this agreement was $90,000 and $60,000 respectively. Total expense incurred under this agreement was $60,000 for the three months ended June 30, 2017 and $30,000 for the three months ended June 30, 2016. The Company had an outstanding balance of $90,000 due to K2C as of June 30, 2017. Under the agreement, Mr. Lykos is also eligible to participate in our health, death and disability insurance plans. In addition, Mr. Lykos is a participant in our change in control severance plan.

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of June 30, 2017, the Company had no proceedings or inquiries.

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

Pursuant to the terms of the Agreement, Nemus will pay an estimated $154,000 to $183,000 in fees and expenses for the initial evaluation and development of a process for the production of Nemus' pro-drug of THC to ensure reproducibility, quality and safety and an estimated $142,900 for analytical method development and qualification. The Company did not recognize any research and development expense towards these fees for the three and six months ended June 30, 2017. The Company recognized $36,600 and $206,348, respectively, as research and development expense towards these fees for the three and six months ended June 30, 2016. After the initial evaluation and development, Nemus has agreed to pay additional fees and expenses for sample production of Nemus' pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

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

For the six months ended June 30, 2017, a Series C Preferred stockholder converted 386 shares of its preferred stock to common stock as allowed under the Series C Preferred Stock Agreement, resulting in the issuance of 1,544,000 shares of common stock at an effective price of $0.25 per share. This represented the completion of converting all of the original Series C Preferred shares to common stock.

During the three and six months ended June 30, 2017, the Series B Preferred stockholders converted 250 and 655.625 shares, respectively, of their preferred stock to common stock as allowed under the Series B Preferred Stock Agreement, resulting in the issuance of 1,000,000 and 2,622,500 shares of common stock at an effective price of $0.25 per share.

For the three and six months ended June 30 2017, the Series D Preferred stockholders converted 506 and 1,000 shares, respectively, of their preferred stock as allowed under the Series D Preferred Stock Agreement, resulting in the issuance of 2,024,000 and 4,000,000 shares of common stock at an effective price of $0.25 per share.

 Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share.

Redeemable Convertible Series B Preferred Stock: In August 2015, the Company sold 5,000 shares of Series B Convertible Preferred Stock and warrants to purchase 6,250,000 shares of the Company's common stock for an aggregate purchase price of $1,000 per share resulting in gross proceeds of $5.0 million. Each share of preferred stock is convertible into 1,250 shares of common stock which results in an effective conversion price of $0.80 per common share and can be converted by the holder at any time. The Series B Preferred Stock also has a "down-round" protection feature provided to the investors if the Company subsequently issues or sell any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $0.80 per common share. The conversion price is automatically adjusted down to the price of the instrument being issued. In October 2016, as a result of the Series C Preferred Stock Agreement (as discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. On December 29, 2016, as a result of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series B Preferred Stock was reset to $0.25. The Series B Preferred Stock has liquidation preference over other preferred shares and common stock and have voting rights equal to the number of common shares into which each holder's preferred stock is convertible as of the record date. If dividends are declared on the common stock, the holders of the preferred stock shall be entitled to participate in such dividends on an as-if converted basis. The warrants are exercisable at a price of $1.15 per share, subject to reset, and expire five years from the issuance date.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B Preferred stockholders receive an amount per share equal to the conversion price of $0.25, subject to down-round adjustment, multiplied by the as-if converted share amount of 13,501,500 common shares, totaling $3.375 million. If upon the liquidation, the assets are insufficient to permit payments to the Series B holders, all assets legally available will be distributed in a pro rata basis among the Series B holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

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

As certain of these triggering events are considered to be outside the control of the Company, the Series B Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet. As further described in Note 8, Series B Preferred Stock Amendment, we amended the terms of the Series B Preferred Stock to exclude certain financing transactions from triggering the redemption right described above.

In December 2015, a Series B Preferred stockholder converted 500 shares of its preferred stock to common stock at the conversion rate of 1,250:1 resulting in the issuance of 625,000 shares of common stock. In March 2016, another Series B Preferred stockholder converted 8 shares of its preferred stock to common stock at the same ratio resulting in the issuance of 10,000 shares of common stock. In October 2016, as a result of the Series C Preferred Stock Agreement (discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. From October 2016 to December 31, 2016, Series B Stockholders converted 461 shares of its preferred stock to common stock, at the conversion rate of 2,500:1 resulting in the issuance of 1,152,500 shares of common stock. On December 29, 2016, as a result of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series B Preferred Stock was reset to $0.25. For the three and six months ended June 30, 2017, Series B stockholders converted 250 and 655.625 shares, respectively, at a conversion rate of 4000:1 resulting in the issuance of 1,000,000 and 2,622,500 shares of common stock. As a result of these conversions, the liquidation preference for the Series B Preferred Stock has been reduced to $3.375 million as of June 30, 2017.

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

•

Liquidation Provision: In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series C Preferred stockholder receives an amount per share equal to the conversion price of $0.40, subject to down-round adjustment, multiplied by the as-if converted share amount of 1,250,000 common shares. If upon the liquidation, the assets are insufficient to permit payments to the Series C and Series D holders, all assets legally available will be distributed to the Series B Preferred stockholders and then any remaining amount is distributed on a pro rata basis among the Series C and Series D holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

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

In December 2016, the Series C Preferred stockholder converted 39 shares of its preferred stock to common stock as allowed under the Series C Preferred Stock Agreement, resulting in the issuance of 97,500 shares of common stock at an effective price of $0.40 per share. On December 29, 2016, as a result of the signing of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series B and Series C Preferred Stock was reset to $0.25. From the date of this reset to December 31, 2016, a Series C Stockholder converted 75 shares of their preferred stock to common stock, resulting in the issuance of 300,000 shares of common stock. For the three months ended March 31, 2017, the Series C stockholder converted 386 shares at a conversion rate of 4000:1 resulting in the issuance of 1,544,000 shares of common stock. As a result, all Series C Preferred Stock has been converted to common stock and there is no liquidation preference outstanding as of June 30, 2017.

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

The Series D stock has liquidation preference over common stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series D Preferred stockholders receive an amount per share equal to the conversion price of $0.25, subject to down-round adjustment, multiplied by the as-if converted share amount of 800,000 common shares, totaling $0.2 million as of June 30, 2017.

The Company also considered the classification of the Series D Preferred Stock Agreement, the Series D Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company's balance sheet because the Most Favored Nation provision is a redemption feature that is outside the control of the Company.

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

For the three and six months ended June 30, 2017, the Series D stockholders converted 506 and 1,000 shares, respectively, at a conversion rate of 4000:1 and a conversion price of $0.25 per share resulting in the issuance of 2,024,000 and 4,000,000 shares of common stock.

Pending Series E Preferred Stock: On May 3, 2017, the Company entered into a securities purchase agreement to sell 1,000,000 shares of a new Series E Preferred Stock, par value $0.001 per share, at a purchase price of $20.00 for each preferred share for aggregate gross proceeds of $20,000,000 (the “Series E Preferred Stock Financing”). The purchaser did not provide funding to close the transaction on July 10, 2017 as required under the securities purchase agreement and has requested an extension of the closing date. The transaction has not yet closed. (See additional discussion in Note 8 regarding Series E Preferred Stock Financing below).

Warrants

Warrants vested and outstanding as of June 30, 2017 are summarized as follows:

			Amount
	Exercise	Term	Issued and
Source	Price	(Years)	Outstanding

Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-$5.00	5-10	442,000
2015 Series B Financing (see Note 6)
Common Stock Warrants to Series B Stockholders	$0.25	5	6,250,000
Placement Agent Warrants	$0.25	5	187,500
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Placement Agent Warrants	$0.40	5	125,000
2017 Series D Placement Agent Warrants	$0.25	5	480,000
2017 Common Stock Warrants to Service Providers	$0.41	5	125,000

Total warrants vested and outstanding as of June 30, 2017			11,649,500

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

The Company's Board of Directors considered various objective and subjective factors, along with input from management, to determine the fair value of the warrants, including:

•	Contemporaneous valuation prepared by an independent third-party valuation specialist as of March 31, 2016, June 30, 2016, September 30, 2016, December 31, 2016, March 31, 2017, and June 30, 2017;

•	Its results of operations, financial position and the status of research and development efforts and achievement of enterprise milestones;

•	The composition of, and changes to, the Company's management team and Board of Directors;

•	The lack of liquidity of its common stock as a newly public company;

•	The Company's stage of development, business strategy and the material risks related to its business and industry;

•	The valuation of publicly-traded companies in the biotechnology sectors;

•	External market conditions affecting the biotechnology industry sectors;

•	The likelihood of achieving a liquidity event for the holders of its common stock, such as an initial public offering, or IPO, or a sale of the Company, given prevailing market conditions;

•	The state of the IPO market for similarly situated biotechnology companies; and

•	Discussions held with bankers, potential investors, and preliminary term sheets received as part of management's capital raise efforts.

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

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of June 30, 2017, options (net of canceled or expired options) covering an aggregate of 1,130,000 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,130,000 options outstanding and 870,000 shares available for future grants under the 2014 Plan.

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

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,130,000 shares net of cancellations and expirations through June 30, 2017 under the 2014 Plan.

The following is a summary of activity under the 2014 Plan as of June 30, 2017:

		Options Outstanding
				Weighted
	for Grant of			Average
	Options &	Number of	Price per	Exercise
	Shares	Shares	Share	Price
Balance at December 31, 2016	857,500	1,142,500	$0.42-3.00	$0.61
Options granted	-	-	$-	$-
Options exercised	-	-	$-	$-
Options cancelled	12,500	(12,500)	$1.15	$1.15
Balance at June 30, 2017	870,000	1,130,000	$0.42-3.00	$0.60
Vested and Exercisable at June 30, 2017		452,000	$0.42-3.00	$0.60

The weighted-average remaining contractual term of options vested and exercisable at June 30, 2017 was approximately 7.39 years.

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at June 30, 2017 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of June 30, 2017, the aggregate intrinsic value of options outstanding was $0. As of June 30, 2017, 452,000 options to purchase shares of common stock were exercisable.

Restricted Stock Awards

Restricted stock awards ("RSAs") are granted to our Board of Directors and members of senior management and are issued pursuant to the Company's 2014 Omnibus Incentive Plan. On October 20, 2015, a total of 1,200,000 RSAs were granted to members of the Company's senior management and Board of Directors with a fair market value of approximately $900,000. These RSAs vest from one to three years from the grant date as services are rendered to the Company. For the three and six months ended June 30, 2017 and 2016, the Company recorded $65,625 and $131,250 during each period, in stock-based compensation expense related to these awards, as discussed below. The total amount of unrecognized compensation cost related to non-vested RSAs was $350,000 as of June 30, 2017.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the three and six months ended June 30, 2017, the Company recognized stock-based compensation expense of $152,171 and $304,338 (including compensation expense for RSAs discussed above) which was recorded as a general and administrative expense in the consolidated statements of operations. For the three and six months ended June 30, 2016, stock-based compensation expense was $181,608 and $363,216, respectively.

The total amount of unrecognized compensation cost related to non-vested stock options was $850,328 as of June 30, 2017. This amount will be recognized over a weighted average period of 2.4 years.

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

As of June 30, 2017, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative was classified as a current liability was adjusted to $25,051 as of June 30, 2017. The change in fair market value was recorded as non-operating income of $3,326 and $88,532, respectively, for the three and six months ended June 30, 2017. As of June 30, 2016, the Company also conducted a third-party valuation utilizing the same methodology. The change in fair market value was recorded as non-operating income of $31,414 for the three months ended June 30, 2016 and $21,814 as non-operating expense for the six months ended June 30, 2016.

6. Series B Warrants

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 common stock warrants that are exercisable at a price of $1.15 per share and expire five years from the issuance date. The warrants were initially valued at $2,935,800 utilizing the Black-Scholes pricing model. The warrants are exercisable in cash or through a cashless exercise provision. The Series B warrants also have a "down-round" protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $1.15 per each warrant. The exercise price is automatically adjusted down to the price of the instrument being issued. In October 2016, as a result of the Series C Preferred Stock financing, the exercise price was adjusted to $0.40 and in December, 2016, as a result of the Series D Preferred Stock financing, the exercise price was adjusted to $0.25. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the preferred stock. The Company also performed the same valuation as of June 30, 2017 utilizing the Black-Scholes pricing model and the following assumptions:

	Six Months Ended June 30,
	2017	2016
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	1.58%	1.11-1.29%
Expected term (years)	3.15	4.14-4.15
Weighted-average fair value of warrants	$0.17	$0.13

This resulted in a warrant value of $1,073,310 as of June 30, 2017. The change in fair market value at the re-measurement date was recorded as non-operating income totaling $26,437 and $38,998 for the three and six months ended June 30, 2017, respectively. The Company performed the same valuation as of June 30, 2016, utilizing the same methodology. This resulted in a warrant value of $842,325 as of June 30, 2016. The change in fair market value at the re-measurement date was recorded as non-operating income totaling $2,024,114 for the three months ended June 30, 2016 and non-operating income totaling $1,612,634 for the six months ended June 30, 2016.

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

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at June 30, 2017. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of June 30, 2017.

8. Subsequent Events

Pending Series E Preferred Stock Financing

On May 3, 2017, the Company entered into a securities purchase agreement to sell 1,000,000 shares of a new Series E Preferred Stock, par value $0.001 per share, at a purchase price of $20.00 for each preferred share for aggregate gross proceeds of $20,000,000. The securities purchase agreement provides for no conditions precedent to the close and that closing is not to occur later than July 10, 2017. The purchaser did not provide funding to close the transaction on July 10, 2017 as required under the securities purchase agreement and has requested an extension of the closing date. The transaction has not yet closed. In connection with the signing of the securities purchase agreement, an affiliate of the purchaser entered into a financial guarantee to the benefit of the Company that provides for payment of the purchase price in full within 90 days of exercise. The Company exercised this guarantee on July 12, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from June 14, 2017 to December 14, 2017.

UM 8930 analogue agreements:

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analogue formulation of cannabidiol ("CBD") for products administered through each of ocular or rectal delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payments under the license agreements, if the milestones are achieved, is $1.4 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period June 14, 2017 to December 14, 2017.

UM 5070 license agreement:

On January 10, 2017, the “Company entered into a license agreement with the University of Mississippi pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone and royalty payments, as defined therein. There was a one-time upfront payment of $65,000 paid in four equal monthly installments that started on February 1, 2017. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payment under the license agreements, if the milestones are achieved, is $0.7 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

During the three and six months ended June 30, 2017, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended December 31, 2016 contained in our Annual Report on Form 10-K as filed with the SEC on March 10, 2017.

Results of Operations

For the three months ended June 30, 2017 and 2016

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended June 30, 2017, our total operating expenses were $730,927 as compared to $1,482,035 for the three months ended June 30, 2016. The decrease in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended June 30, 2017 were $60,561 which consisted of option renewal fees for UM 5050 and UM 8930 along with contract research and development fees with the university.

Research and development expenses for the three months ended June 30, 2016, were $459,957 which consisted of contract research and development fees incurred by UM for the Chemotherapy-induced peripheral neuropathy, or CIPN, research project that concluded in 2016, process development fees incurred by the Company’s contract manufacturer and consulting and professional services fees.

General and administrative. General and administrative expenses for the three months ended June 30, 2017 were $670,276 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees related to the company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the three months ended June 30, 2016 were $1,022,078 which primarily consisted of the same components. However, in its efforts to conserve cash, management reduced general and administrative expenses in the areas of investor relations, travel, rent, and office-related expenses resulting in the lower level of expense for 2017.

Other income and expenses. For the three months ended June 30, 2017, the Company had non-operating income of $29,763 which consisted of the following components:

•

$26,437 represented a change in the fair value of the Series B warrant liability as determined by a third party independent valuation conducted as of June 30, 2017; the decrease in the warrant value was primarily attributable to the change in the fair value of the company's common stock.

•	$3,326 represented a change in the fair value of the conversion right related to the Series B preferred stock issuance as estimated from the same valuation referenced above.

For the three months ended June 30, 2016, the Company had non-operating income of $2,055,528 which represented a change in the fair value of the Series B warrant liability of $2,024,114 and a change in the associated conversion right of $31,414. The increase in the warrant liability was determined by a third party independent valuation conducted as of June 30, 2016 and was primarily attributable to the change in the fair value of the company’s common stock.

Net income (loss). For the three months ended June 30, 2017, we had a net loss of $702,764 as compared to net income of $573,093 for the three months ended June 30, 2016. The net income for 2016 was primarily attributable to the change in the Series B warrant value previously discussed. We expect to incur net losses for the foreseeable future.

For the six months ended June 30, 2017 and 2016

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the six months ended June 30, 2017, our total operating expenses were $2,111,080 as compared to $2,702,374 for the six months ended June 30, 2016. The decrease in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the six months ended June 30, 2017 were $152,171 which consisted of initial license fees for UM 5070, option renewal fees for UM 5050 and UM 8930, and contract research and development fees with the university.

Research and development expenses for the six months ended June 30, 2016, were $595,316 which consisted of contract research and development fees incurred by UM for the CIPN research project that concluded in 2016, process development fees incurred by the Company’s contract manufacturer and consulting and professional services fees.

General and administrative. General and administrative expenses for the six months ended June 30, 2017 were $1,958,329 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees related to the company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the six months ended June 30, 2016 were $2,107,058 which primarily consisted of the same components.

Other income and expenses. For the six months ended June 30, 2017, the Company had non-operating income of $127,530 which consisted of the following components:

•

$38,998 represented a change in the fair value of the Series B warrant liability as determined by a third party independent valuation conducted as of June 30, 2017; the decrease in the warrant value was primarily attributable to the change in the fair value of the company's common stock.

•	$88,532 represented a change in the fair value of the conversion right related to the Series B preferred stock issuance as estimated from the same valuation referenced above.

For the six months ended June 30, 2016, the Company had non-operating income of $1,590,820 which represented a change in the fair value of the Series B warrant liability of $1,612,634 and a change in the associated conversion right of $21,814 of expense. The change in the warrant liability and associated conversion right was determined by third party independent valuations conducted as of March 31, 2016 and June 30, 2016 and was primarily attributable to the change in the fair value of the company’s common stock.

Net Loss. For the six months ended June 30, 2017, we had a net loss of $1,985,981 as compared to a net loss of $1,112,354 for the six months ended June 30, 2016. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We had cash and cash equivalents of $108,859 as of June 30, 2017, as compared to $64,820 as of December 31, 2016. This increase is primarily attributable to the proceeds of $1,200,000 from the Series D financing offset by the funding of operating expenses as previously discussed. We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

Our management, with the supervision and participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our principal executive and financial officers have concluded that the disclosure controls and procedures were effective as of June 30, 2017.

Changes in internal controls. There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial Guarantee dated May 3, 2017 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 11, 2017 and incorporated herein by reference)
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

 _________

 + Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc., a Nevada corporation

August 11, 2017	By:	/s/ Brian Murphy
Brian Murphy
	Its:	Chief Executive Officer (Principal Executive Officer)

August 11, 2017	By:	/s/ Elizabeth Berecz
Elizabeth Berecz
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)