Form 10-Q
period 2017-09-30
Nemus Bioscience, Inc.
filed 2017-11-14
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of November 14, 2017, there were 30,970,663 shares of the issuer's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	September 30,	December 31,
	2017	2016
Current assets
Cash and cash equivalents	$41,978	$64,820
Restricted cash	4,428	37,500
Prepaid expenses	253,481	170,155
Other current assets	6,183	7,014
Total current assets	306,070	279,489

Property and equipment, net	2,645	9,584

Other assets
Deposits and other assets	34,290	34,290
Total other assets	34,290	34,290

Total assets	$343,005	$323,363

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT

	(Unaudited)
	September 30,	December 31,
	2017	2016
Current liabilities
Accounts payable	$990,123	$274,650
Accrued payroll and related expenses	445,498	167,337
Accrued license and patent reimbursement fees	80,893	-
Accrued expenses	115,492	98,700
Provision for conversion of Series B preferred stock	24,428	118,821
Deferred rent	-	2,450
Total current liabilities	1,656,434	661,958

Noncurrent liabilities
Series B warrants	791,813	1,112,308

Total noncurrent liabilities	791,813	1,112,308

Total liabilities	2,448,247	1,774,266

Commitments and contingencies
(Note 3)

Redeemable Convertible Series B Preferred Stock, $0.001 par value, 20 million shares authorized; 3,291.375 issued and outstanding as of September 30,
2017 and 4,031 issued and outstanding as of December 31, 2016, net of
$403,171 of issuance costs; $3.3 million liquidation preference as of
September 30, 2017	955,045	1,169,663

Convertible Series C Preferred Stock, $0.001 par value, 20 million shares authorized; none issued and outstanding as of September 30, 2017,
386 issued and outstanding as of December 31, 2016	-	293,669

Convertible Series D Preferred Stock, $0.001 par value, 20 million shares authorized; 200 issued and outstanding as of September 30, 2017, net of $30,557 of issuance costs; $0.2 million liquidation preference
as of September 30, 2017	169,446	-

Stockholders’ deficit
Common stock, $0.001 par value; 236 million shares authorized;
30,670,663 issued and outstanding as of September 30, 2017
and 21,563,163 issued and outstanding as of December 31, 2016	30,671	21,563
Additional paid-in-capital	9,159,372	7,163,064
Warrants	982,911	837,711
Accumulated deficit	(13,402,687)	(10,936,573)

Total stockholders’ deficit	(3,229,733)	(2,914,235)

Total liabilities and stockholders’ deficit	$343,005	$323,363

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Operating expenses
Research and development	$88,550	$80,525	$241,302	$675,840
General and administrative	673,080	775,623	2,631,408	2,882,682

Total operating expenses	761,630	856,148	2,872,710	3,558,522

Operating loss	(761,630)	(856,148)	(2,872,710)	(3,558,522)

Other expense (income)
Change in fair value of warrant liability	(281,497)	27,665	(320,495)	(1,584,969)
Change in fair value of conversion rights
of Series B preferred stock	-	61,058	(88,532)	82,872

Net Loss before income taxes	(480,133)	(944,871)	(2,463,683)	(2,056,425)

Provision for income taxes	-	400	2,431	1,200

Net loss	$(480,133)	$(945,271)	$(2,466,114)	$(2,057,625)

Less: Preferred deemed dividend	-	-	711,000	-
Net loss applicable to common shareholders	$(480,133)	$(945,271)	$(3,177,114)	$(2,057,625)

Basic earnings per common share	$(0.02)	$(0.05)	$(0.12)	$(0.10)
Diluted earnings per common share	$(0.02)	$(0.05)	$(0.12)	$(0.10)

Weighted average shares of common stock outstanding
Basic	30,191,744	19,913,163	27,068,308	19,910,426
Diluted	30,191,744	19,913,163	27,068,308	19,910,426

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(2,466,114)	$(2,057,625)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,801	11,505
Loss on disposal of fixed assets	138	-
Stock-based compensation expense	456,507	544,823
Amortization of warrants and stock issued for services (1)	20,000	51,539
Change in fair value of conversion rights of Series B preferred stock	(88,532)	82,872
Change in fair value of warrant liabilities	(320,495)	(1,584,969)
Common stock issued for services	187,550	-
Changes in assets and liabilities:
Restricted cash	33,072	-
Prepaid expenses (1)	(73,326)	(119,361)
Other current assets	831	7,500
Accounts payable	715,473	262,016
Accrued payroll and related expenses	278,161	25,534
Accrued license and patent reimbursement fees	80,893	(17,500)
Accrued expenses and other liabilities	14,342	(96,497)
Net cash used in operating activities	(1,154,699)	(2,890,163)
Cash flows from investing activities:
Purchases of property and equipment	-	(11,116)
Net cash used in investing activities	-	(11,116)
Cash flows from financing activities:
Proceeds from Series D preferred stock issuance, net of $183,343 issuance costs	1,131,857	-
Net cash provided by financing activities	1,131,857	-

Net (decrease) in cash and cash equivalents	(22,842)	(2,901,279)

Cash and cash equivalents, beginning of period	64,820	3,221,209

Cash and cash equivalents, end of period	$41,978	$319,930

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$1,631	$-

Supplemental disclosures of non-cash financing and investing activities:

(1)

During the nine months ended September 30, 2016, warrants issued to service providers for consulting services were valued at $22,245 and were recorded as Prepaid expenses and are being amortized over the service period.

During the nine months ended September 30, 2017, warrants issued to service providers for consulting services were valued at $30,000 and were recorded as Prepaid expenses and are being amortized over the service period.

(2)	During the nine months ended September 30, 2017, preferred deemed dividends of $536,000 was recognized on Series D Preferred Stock and $175,000 on Series C Preferred Stock.

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Information as of and for the three and nine month periods ended September 30, 2017 and 2016 is unaudited)

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

As of September 30, 2017, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

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

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of September 30, 2017, we had cash and cash equivalents of $41,978. In November 2017, the Company entered into a Series F Preferred Stock Financing (see Note 8) for gross proceeds totaling $2,000,000. The Company anticipates that it will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements were issued. These conditions give rise to substantial doubt as to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent on its ability to raise additional sufficient funding to cover operating expenses and to invest in operations and development activities. The Company plans to continue to pursue funding through public or private equity or debt financings, strategic collaborations, licensing arrangements, asset sales, government grants or other arrangements. However, the Company cannot provide any assurances that such additional funds will be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company is unable to secure adequate additional funding, the Company may be forced to reduce spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs or cease operations.

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

Restricted Cash

A deposit of $4,428 as of September 30, 2017 and $37,500 as of December 31, 2016 was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company's credit cards.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Series B warrant liability and the conversion liability for the Series B Preferred Stock were valued utilizing Level 3 inputs primarily from a recent third party independent appraisal.

Property and Equipment, Net

As of September 30, 2017, property and equipment, net, was $2,645, consisting primarily of computers and equipment. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss). For the three and nine months ended September 30, 2017 and 2016, the comprehensive income (loss) was equal to the net income (loss).

Earnings per share

The Company applies FASB ASC No. 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share would include the dilutive effect of outstanding warrants and awards granted to employees under stock-based compensation plans. Potentially dilutive shares of the Company's common stock are excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive for the periods presented. For the three and nine month periods ended September 30, 2017, 3,291.375 shares of Series B Preferred Stock convertible into 13,165,500 common shares at $0.25 per share, 200 shares of Series D Preferred Stock convertible into 800,000 common shares at $0.25 per share, warrants to purchase 11,649,500 common shares and stock options exercisable for 1,130,000 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share. For the three and nine month periods ended September 30, 2016, 4,492 shares of Series B Preferred Stock convertible into 5,615,000 common shares at $0.80 per share, warrants to purchase 10,879,500 common shares and stock options exercisable for 1,142,500 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share.

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

Total net rent expense related to our operating leases for the three months ended September 30, 2017 and 2016, was $54,555 and $79,771, respectively. For the nine months ended September 30, 2017 and 2016, total net rent expense from operating leases was $168,863 and $240,746, respectively.

Future minimum payments under the non-cancelable portion of our operating leases as of September 30, 2017 are as follows:

Years ended December 31,
2017	$8,066
2018	-
2019	-
2020	-
2021	-
Thereafter	-
Total	$8,066

Related Party Matters

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by the Company’s Executive Chairman and Co-Founder, Mr. Cosmas N. Lykos, pursuant to which we pay K2C a monthly fee for services performed by Mr. Lykos for our company. The agreement expired on June 1, 2017 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement was $10,000 and increased to $20,000 effective April 1, 2017. For the nine months ended September 30, 2017 and 2016, total expense incurred under this agreement was $150,000 and $90,000 respectively. Total expense incurred under this agreement was $60,000 for the three months ended September 30, 2017 and $30,000 for the three months ended September 30, 2016. The Company had an outstanding balance of $150,000 due to K2C as of September 30, 2017. Under the agreement, Mr. Lykos is also eligible to participate in our health, death and disability insurance plans. In addition, Mr. Lykos is a participant in our change in control severance plan.

Legal Matters

General Litigation and Disputes

From time to time, in the normal course of our operations, we may be a party to litigation and other dispute matters and claims. . Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations. As of September 30, 2017, there were no pending or threatened lawsuits or claims that could reasonably be expected to have a material effect on the Company’s financial position or results of operations, but the Company has subsequently filed a petition commencing arbitration as described in Note 8. Subsequent Events – Pending Series E Preferred Stock Financing and Filing for Arbitration.

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of September 30, 2017, the Company had no proceedings or inquiries.

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

Pursuant to the terms of the Agreement, Nemus will pay an estimated $154,000 to $183,000 in fees and expenses for the initial evaluation and development of a process for the production of Nemus' pro-drug of THC to ensure reproducibility, quality and safety and an estimated $142,900 for analytical method development and qualification. The Company did not recognize any research and development expense towards these fees for the three and nine months ended September 30, 2017. The Company recognized $18,896 and $225,244, respectively, as research and development expense towards these fees for the three and nine months ended September 30, 2016. After the initial evaluation and development, Nemus has agreed to pay additional fees and expenses for sample production of Nemus' pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

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

For the nine months ended September 30, 2017, a Series C Preferred stockholder converted 386 shares of its preferred stock to common stock as allowed under the Series C Preferred Stock Agreement, resulting in the issuance of 1,544,000 shares of common stock at an effective price of $0.25 per share. This represented the completion of converting all of the original Series C Preferred shares to common stock.

For the three and nine months ended September 30, 2017, the Series B Preferred stockholders converted 84 and 739.625 shares, respectively, of their preferred stock to common stock as allowed under the Series B Preferred Stock Agreement, resulting in the issuance of 336,000 and 2,958,500 shares of common stock at an effective price of $0.25 per share.

For the three and nine months ended September 30, 2017, the Series D Preferred stockholders converted 506 and 1,000 shares, respectively, of their preferred stock as allowed under the Series D Preferred Stock Agreement, resulting in the issuance of 2,024,000 and 4,000,000 shares of common stock at an effective price of $0.25 per share.

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

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B Preferred stockholders receive an amount per share equal to the conversion price of $0.25, subject to down-round adjustment, multiplied by the as-if converted share amount of 13,165,500 common shares, totaling $3.291 million. If upon the liquidation, the assets are insufficient to permit payments to the Series B holders, all assets legally available will be distributed in a pro rata basis among the Series B holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

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

In December 2015, a Series B Preferred stockholder converted 500 shares of its preferred stock to common stock at the conversion rate of 1,250:1 resulting in the issuance of 625,000 shares of common stock. In March 2016, another Series B Preferred stockholder converted 8 shares of its preferred stock to common stock at the same ratio resulting in the issuance of 10,000 shares of common stock. In October 2016, as a result of the Series C Preferred Stock Agreement (discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. From October 2016 to December 31, 2016, Series B Stockholders converted 461 shares of its preferred stock to common stock, at the conversion rate of 2,500:1 resulting in the issuance of 1,152,500 shares of common stock. On December 29, 2016, as a result of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series B Preferred Stock was reset to $0.25. For the three and nine months ended September 30, 2017, Series B stockholders converted 84 and 739.625 shares, respectively, at a conversion rate of 4000:1 resulting in the issuance of 336,000 and 2,958,500 shares of common stock. As a result of these conversions, the liquidation preference for the Series B Preferred Stock has been reduced to $3.291 million as of September 30, 2017.

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

In December 2016, the Series C Preferred stockholder converted 39 shares of its preferred stock to common stock as allowed under the Series C Preferred Stock Agreement, resulting in the issuance of 97,500 shares of common stock at an effective price of $0.40 per share. On December 29, 2016, as a result of the signing of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series B and Series C Preferred Stock was reset to $0.25. From the date of this reset to December 31, 2016, a Series C Stockholder converted 75 shares of their preferred stock to common stock, resulting in the issuance of 300,000 shares of common stock. For the three months ended March 31, 2017, the Series C stockholder converted 386 shares at a conversion rate of 4000:1 resulting in the issuance of 1,544,000 shares of common stock. As a result, all Series C Preferred Stock has been converted to common stock and there is no liquidation preference outstanding as of September 30, 2017.

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

The Series D stock has liquidation preference over common stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series D Preferred stockholders receive an amount per share equal to the conversion price of $0.25, subject to down-round adjustment, multiplied by the as-if converted share amount of 800,000 common shares, totaling $0.2 million as of September 30, 2017.

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

For the three and nine months ended September 30, 2017, the Series D stockholders converted 0 and 1,000 shares, respectively, at a conversion rate of 4000:1 and a conversion price of $0.25 per share resulting in the issuance of 2,024,000 and 4,000,000 shares of common stock.

Pending Series E Preferred Stock: On May 3, 2017, the Company entered into a securities purchase agreement to sell 1,000,000 shares of a new Series E Preferred Stock, par value $0.001 per share, at a purchase price of $20.00 for each preferred share for aggregate gross proceeds of $20,000,000 (the “Series E Preferred Stock Financing”). The purchaser did not provide funding to close the transaction on July 10, 2017 as required under the securities purchase agreement. In connection with the signing of the securities purchase agreement, an affiliate of the purchaser entered into a financial guarantee to the benefit of the Company that provides for payment of the purchase price in full within 90 days of exercise. The Company exercised this guarantee on July 12, 2017 and the guarantor failed to honor the guarantee. The Company has subsequently filed a petition commencing arbitration as described in Note 8. Subsequent Events – Pending Series E Preferred Stock Financing and Filing for Arbitration.

Warrants

Warrants vested and outstanding as of September 30, 2017 are summarized as follows:

			Amount
	Exercise	Term	Issued and
Source	Price	(Years)	Outstanding

Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-$5.00	5-10	442,000
2015 Series B Financing (see Note 6)
Common Stock Warrants to Series B Stockholders	$0.25	5	6,250,000
Placement Agent Warrants	$0.25	5	187,500
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Placement Agent Warrants	$0.40	5	125,000
2017 Series D Placement Agent Warrants	$0.25	5	480,000
2017 Common Stock Warrants to Service Providers	$0.41	5	125,000

Total warrants vested and outstanding as of September 30, 2017			11,649,500

2016 Warrants

In November 2016, the Company entered into an agreement with one of its investors to provide advisory services on all matters including financing. In conjunction with this agreement, the Company issued warrants that vest immediately to purchase 40,000 shares of common stock with an exercise price of $1.15 per share with a term of ten years. The Company estimated the warrant value to be $18,400 utilizing the Black-Scholes option pricing model and recorded this amount to general and administrative expense for the fourth quarter due to the immediate vesting.

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

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of September 30, 2017, options (net of canceled or expired options) covering an aggregate of 1,130,000 shares of the Company's common stock had been granted under the 2014 Plan, and the Company had 1,130,000 options outstanding and 870,000 shares available for future grants under the 2014 Plan.

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

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,130,000 shares net of cancellations and expirations through September 30, 2017 under the 2014 Plan.

The following is a summary of activity under the 2014 Plan as of September 30, 2017:

		Options Outstanding
				Weighted
	for Grant of			Average
	Options &	Number of	Price per	Exercise
	Shares	Shares	Share	Price
Balance at December 31, 2016	857,500	1,142,500	$0.42-3.00	$0.61
Options granted	-	-	$-	$-
Options exercised	-	-	$-	$-
Options cancelled	12,500	(12,500)	$1.15	$1.15
Balance at September 30, 2017	870,000	1,130,000	$0.42-3.00	$0.60
Vested and Exercisable at September 30, 2017		452,000	$0.42-3.00	$0.60

The weighted-average remaining contractual term of options vested and exercisable at September 30, 2017 was approximately 7.14 years.

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company's stock exceeded the exercise price of the stock options at September 30, 2017 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options"). As of September 30, 2017, the aggregate intrinsic value of options outstanding was $0. As of September 30, 2017, 452,000 options to purchase shares of common stock were exercisable.

Restricted Stock Awards

Restricted stock awards ("RSAs") are granted to our Board of Directors and members of senior management and are issued pursuant to the Company's 2014 Omnibus Incentive Plan. On October 20, 2015, a total of 1,200,000 RSAs were granted to members of the Company's senior management and Board of Directors with a fair market value of approximately $900,000. These RSAs vest from one to three years from the grant date as services are rendered to the Company. For the three and nine months ended September 30, 2017 and 2016, the Company recorded $65,625 and $196,875 during each period, in stock-based compensation expense related to these awards, as discussed below. The total amount of unrecognized compensation cost related to non-vested RSAs was $284,375 as of September 30, 2017.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the three and nine months ended September 30, 2017, the Company recognized stock-based compensation expense of $152,172 and $456,510 (including compensation expense for RSAs discussed above) which was recorded as a general and administrative expense in the consolidated statements of operations. For the three and nine months ended September 30, 2016, stock-based compensation expense was $181,608 and $544,823, respectively.

The total amount of unrecognized compensation cost related to non-vested stock options was $1,048,158 as of September 30, 2017. This amount will be recognized over a weighted average period of 2.15 years.

5. Provision for Conversion of Preferred Stock

Series B Preferred Stock Conversion Liability

As of August 20, 2015, in connection with the Series B Preferred Stock financing, the Company recorded a liability related to down-round protection provided to the stockholders in the event that the Company would affect another sale or issuance of common stock, stock options or convertible securities with a price per share below $0.80. With the assistance of a third-party valuation specialist, the Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the financing. The Company also performed a review of the conversion liability in conjunction with ASC 815, Derivatives and Hedging/Contracts in Entity's Own Equity, and determined that the liability requires bifurcation and re-measurement to fair market value at the end of each reporting period. The derivative was valued at $75,488 and was booked as a current liability as of September 30, 2015. The value of this embedded derivative was determined utilizing a with and without method by valuing the preferred stock with and without the down round protection.

As of June 30, 2017, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative was classified as a current liability and was adjusted to $25,051 as of June 30, 2017. The Company assessed the fair market value as of September 30, 2017 and determined that no additional adjustment was necessary. The change in fair market value was recorded as non-operating income of $0 and $88,532, respectively, for the three and nine months ended September 30, 2017. For the quarter ended September 30, 2016, the Company also conducted a third-party valuation utilizing the same methodology. The change in fair market value was recorded as non-operating expense of $61,058 for the three months ended September 30, 2016 and $82,872 as non-operating expense for the nine months ended September 30, 2016.

6. Series B Warrants

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 common stock warrants that are exercisable at a price of $1.15 per share and expire five years from the issuance date. The warrants were initially valued at $2,935,800 utilizing the Black-Scholes pricing model. The warrants are exercisable in cash or through a cashless exercise provision. The Series B warrants also have a "down-round" protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $1.15 per each warrant. The exercise price is automatically adjusted down to the price of the instrument being issued. In October 2016, as a result of the Series C Preferred Stock financing, the exercise price was adjusted to $0.40 and in December, 2016, as a result of the Series D Preferred Stock financing, the exercise price was adjusted to $0.25. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the preferred stock. The Company also performed the same valuation as of September 30, 2017 utilizing the Black-Scholes pricing model and the following assumptions:

	Nine Months Ended September 30,
	2017	2016
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	1.58%	1.11-1.29%
Expected term (years)	3.15	4.14-4.15
Weighted-average fair value of warrants	$0.17	$0.13

This resulted in a warrant value of $791,813 as of September 30, 2017. The change in fair market value at the re-measurement date was recorded as non-operating income totaling $281,497 and $320,495 for the three and nine months ended September 30, 2017, respectively. The Company performed the same valuation as of September 30, 2016, utilizing the same methodology. This resulted in a warrant value of $869,990 as of September 30, 2016. The change in fair market value at the re-measurement date was recorded as non-operating expense totaling $27,665 for the three months ended September 30, 2016 and non-operating income totaling $1,584,969 for the nine months ended September 30, 2016.

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

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at September 30, 2017. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statement of operations to offset pre-tax losses.

The Company has no uncertain tax positions as of September 30, 2017.

8. Subsequent Events

Pending Series E Preferred Stock Financing and Filing for Arbitration

On May 3, 2017, the Company entered into a securities purchase agreement with a purchaser to sell 1,000,000 shares of a new Series E Preferred Stock, par value $0.001 per share, at a purchase price of $20.00 for each preferred share for aggregate gross proceeds of $20,000,000. The securities purchase agreement provides for no conditions precedent to the close and that closing is not to occur later than July 10, 2017. The purchaser did not provide funding to close the transaction on July 10, 2017 as required under the securities purchase agreement and requested an extension of the closing date. In connection with the signing of the securities purchase agreement, an affiliate of the purchaser entered into a financial guarantee to the benefit of the Company that provided for payment of the purchase price in full within 90 days of exercise. The Company exercised this guarantee on July 12, 2017. The guarantor has failed to pay the $20,000,000 within 90 days of notice of the purchaser’s default, as required by the terms of the guaranty.

On November 8, 2017, the Company filed a petition commencing arbitration against the purchaser and guarantor as well as other related individuals. In the petition, the Company asserts, among other things, breach of contract against the purchaser for its failure to close its purchase of Series E Preferred Stock as required by the securities purchase agreement. The Company also asserts a breach of contract claim against the guarantor for its failure to honor its guarantee of the transaction. The petition was filed with Judicial Arbitration and Mediation Services, Inc., ENDISPUTE in Orange County, California, as required by the securities purchase agreement. The Company has engaged its legal counsel in the matter on a contingent-fee basis and intends to purse damages and remedies in connections with these agreements.

Series F Preferred Stock Financing

On November 1, 2017, the Company entered into a Securities Purchase Agreement to sell 2,000 shares of Series F Convertible Preferred Stock to certain accredited investors at a purchase price of $1,000 for each Preferred Share for aggregate gross proceeds of $2,000,000. The Company consummated the issuance and sale of the Preferred Shares on the same day. The Series F Preferred Shares are convertible into shares of the Company’s common stock at a conversion price of $0.15 per share and provide for anti-dilution protection, rights upon various transactions, certain redemption and liquidation preferences and adjustments for any dividends. The Company has agreed to register the underlying shares of Company common stock and as a result of the issuance of the Series F Preferred Shares, the conversion price of outstanding Series B and Series C Preferred Stock was reset to $0.15. The Company intends to use the proceeds of the financing for general corporate purposes, including, without limitation, to pay down past due obligations and other working capital items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and nine months ended September 30, 2017 and 2016 (unaudited) and the year ended December 31, 2016 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Events and Significant Contracts

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

During the three and nine months ended September 30, 2017, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended December 31, 2016 contained in our Form 10-K as filed with the SEC on March 10, 2017.

Results of Operations

For the three months ended September 30, 2017 and 2016

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended September 30, 2017, our total operating expenses were $761,630 as compared to $856,148 for the three months ended September 30, 2016. The decrease in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended September 30, 2017 were $88,550 which consisted of license and option renewal fees for UM 5050 along with patent reimbursement fees. There were no contract research and development expenses due to the limited cash balances available to the Company.

Research and development expenses for the three months ended September 30, 2016, were $80,525 which primarily consisted of license and option renewal fees for UM 5050.

General and administrative. General and administrative expenses for the three months ended September 30, 2017 were $673,080 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees related to the company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the three months ended September 30, 2016 were $775,623 which primarily consisted of the same components. Management reduced general and administrative expenses in the areas of investor relations, travel, rent, and office-related expenses resulting in the lower level of expense for 2017. In addition, given the minimal cash available, a significant portion of this expense remained accrued yet unpaid at quarter-end.

Other income and expenses. For the three months ended September 30, 2017, the Company had non-operating income of $281,497 which represented a change in the fair value of the Series B warrant liability; the decrease in the warrant value was primarily attributable to the change in the fair value of the company's common stock.

For the three months ended September 30, 2016, the Company had non-operating expense of $88,723 which represented a change in the fair value of the Series B warrant liability of $27,665 and a change in the associated conversion right of $61,058. The increase in the warrant liability was determined by a third party independent valuation conducted as of September30, 2016 and was primarily attributable to the change in the fair value of the company’s common stock.

Net (income) loss. For the three months ended September 30, 2017, we had a net loss of $480,133 as compared to a net loss of $945,271 for the three months ended September 30, 2016. We expect to incur net losses for the foreseeable future.

For the nine months ended September 30, 2017 and 2016

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the nine months ended September 30, 2017, our total operating expenses were $2,872,710 as compared to $3,558,522 for the nine months ended September 30, 2016. The decrease in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the nine months ended September 30, 2017 were $241,302 which consisted of license fees for UM 5070, annual renewal fees and option fees, and contract research and development fees with the university. The decline in research and development expense from the prior year was attributable to the company’s limited cash balance and delays associated with the Series E Preferred Stock Financing.

Research and development expenses for the nine months ended September 30, 2016, were $675,840 which consisted of contract research and development fees incurred by UM for the CIPN research project, process development fees incurred by the Company’s contract manufacturer and consulting and professional services fees.

General and administrative. General and administrative expenses for the nine months ended September 30, 2017 were $2,631,408 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees related to the company’s capital raising efforts and regulatory filings. Given the minimal cash available, a significant portion of this expense remained accrued yet unpaid at quarter-end.

By comparison, general and administrative expenses for the nine months ended September 30, 2016 were $2,882,682 which primarily consisted of the same components.

Other income and expenses. For the nine months ended September 30, 2017, the Company had non-operating income of $409,027 which consisted of the following components:

•

$320,495 represented a change in the fair value of the Series B warrant liability; the decrease in the warrant value was primarily attributable to the change in the fair value of the company's common stock.

•	$88,532 represented a change in the fair value of the conversion right related to the Series B preferred stock issuance.

For the nine months ended September 30, 2016, the Company had non-operating income of $1,502,097 which represented a change in the fair value of the Series B warrant liability of $1,584,969 and a change in the associated conversion right of $82,872 of expense.

Net Loss. For the nine months ended September 30, 2017, we had a net loss of $2,466,114 as compared to a net loss of $2,057,625 for the nine months ended September 30, 2016. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We had cash and cash equivalents of $41,978 as of September 30, 2017, as compared to $64,820 as of December 31, 2016. This decrease is primarily attributable to the proceeds of $1,200,000 from the Series D financing offset by the funding of operating expenses as previously discussed. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical development activities and support our corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

If adequate funds are not available, we may be required to delay, scale back or eliminate portions of our operations, cease operations or obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to certain of our assets. Accordingly, the inability to obtain such financing could result in a significant loss of ownership and/or control of our assets and could also adversely affect our ability to fund our continued operations and our expansion efforts.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal controls. Management determined there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

On November 8, 2017, the Company filed a petition commencing arbitration as described in Note 8. Subsequent Events – Pending Series E Preferred Stock Financing and Filing for Arbitration.

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

_____________

+ Furnished herewith and not "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc., a Nevada corporation

November 14, 2017	By:	/s/ Brian Murphy
Brian Murphy
	Its:	Chief Executive Officer (Principal Executive Officer)

November 14, 2017	By:	/s/ Elizabeth Berecz
Elizabeth Berecz
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

