Form 10-K
period 2017-12-31
Nemus Bioscience, Inc.
filed 2018-03-19
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $16,886,577 as of June 30, 2017, based upon the closing price of $0.31 per share of the registrant’s common stock on the OTCQB on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 15, 2018, there were 100,079,079 shares of the registrant's common stock issued and outstanding.

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	62
Item 16.	Form 10-K Summary	64

PART I

As used in this report, unless otherwise indicated, the terms “we,” “our,” “Company” and “Nemus” refer to Nemus Bioscience, Inc., a Nevada corporation, together with its wholly-owned subsidiary Nemus, a California corporation.

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

Business Overview

We are a biopharmaceutical company focused on the discovery, development, and the commercialization of cannabinoid-based therapeutics through a number of license agreements with the University of Mississippi, or UM. UM has held the only contract to cultivate cannabis for research purposes on behalf of the Federal Government since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts containing cannabinoid molecules. We are currently UM’s sole partner for the development and commercialization of drugs derived from cannabis extracts, or cannabinoids.

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

UM 8930 pro-drug agreements

In December 2015, we executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analogue formulation of cannabidiol, or CBD for products administered through each of ocular or rectal delivery. Further, we have an option for the right to use UM 8930 for delivery by other means not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds which may be renewed every six months and we plan to seek renewal for the foreseeable future.

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

Expenses for Research and Development Activities

Research and development expenses for the year ended December 31, 2017 were $311,302 which consisted of license fees for UM 5070, annual renewal fees and option fees, and contract research and development fees with the university. Research and development expenses for the year ended December 31, 2016, were $939,040, which consisted of formulation work, license fee renewals, option expenses, and contract research and development, or R&D, fees incurred by the University of Mississippi.

Our Product Candidates

Cannabinoids are a class of chemically diverse compounds that are mainly found in extracts from the cannabis plant. These compounds express their physiological response by binding to specific cannabinoid receptors (CB1 and CB2), which are found throughout the body. Some cannabinoids have been observed to exert multiple effects on the human body, including but not limited to: impacting the immune response, nervous system function and repair, gastrointestinal maintenance and motility, motor function in muscles, pancreatic functionality, modulating inflammation and tissue repair, blood sugar regulation, and integrity of function in the eye (including the optic nerve). Cannabis and specific cannabinoids have been studied widely, with limited published data suggesting the potential for these compounds to be used in treating many disorders or alleviating disease-associated symptoms.

We are focused on the development of early stage cannabinoid product candidates. Specifically, UM’s research to date has indicated that proprietary cannabinoid chemistry coupled with the innovative, alternative delivery methods, such as ocular, transmucosal and trans-rectal delivery, could have beneficial effects across a spectrum of diseases, including these primary targets:

•	Glaucoma and other ocular-related disorders;

•	Palliative care associated with adverse events related to chemotherapy, such as pain (neuropathy), nausea, and vomiting; and

•	Anti-infective activity directed against MRSA.

The following table summarizes certain information regarding our cannabinoid product candidates:

Product Candidate	Indication	Development Status
NB1111	Glaucoma	Preclinical
NB1222	Chemotherapy Induced Nausea and Vomiting (CINV)	Preclinical
NB3111	MRSA	Preclinical
NB2111	Chemotherapy Induced Peripheral Neuropathy (CIPN)	Research
NB2222	Ocular Targets: Uveitis, Dry Eye Syndrome, Macular Degeneration, Diabetic Retinopathy	Research

NB1111

Glaucoma is an ocular neuropathy associated with the initiation of programmed cell death, known as apoptosis, of the retinal ganglion cells, or RGCs, of the optic nerve, resulting in progressive and irreversible loss of vision. Intraocular pressure, or IOP, has been identified as an important risk factor in the pathogenesis of this disease. Elevated IOP can lead to damage of RGC axons through vascular ischemia by compromising blood flow to the cells, and physical crush injury as the elevated ocular pressure compresses these delicate cells. Cannabinoid receptors are highly concentrated in the eye, especially in organs of the anterior compartment that help regulate IOP, and the posterior compartment in the area of the retina and optic nerve. Stimulation of cannabinoid receptors by THC has been previously shown to lower IOP in both animal and human studies.

Our lead ocular compound is NB1111, a prodrug of THC. The molecule has been formulated to make the usually lipophilic THC more hydrophilic to allow for improved transport across membranes. In 2013 and 2014, UM conducted studies of the formulation in the rabbit ocular model which showed that the molecule was able to penetrate all chambers of the eye which could potentially broaden the proposed therapeutic indications of interest to diseases of the eye that affect the retina and optic nerve, such as macular degeneration or diabetic retinopathy. These studies also revealed that the formulation was able to achieve potentially therapeutic concentrations in the anterior compartment, vitreous humor, and posterior compartment of the normal rabbit eye, which is very similar to the human eye in anatomy and physiology. The rabbit ocular model is an accepted animal model for regulatory agencies when considering a candidate drug for human testing and this data will be submitted as part of the investigational new drug application, or IND, to the FDA.

Additional studies using an alpha-chymotrypsin induced glaucoma model in rabbits were performed by UM in 2013 and 2014 under a grant from the National Institutes of Health, or NIH. Those studies showed that NB1111 was able to reduce IOP by 45% to 50%. Reduction in IOP was successful in an almost linear dose-responsive manner, with greater decline in IOP associated with higher dosage concentration. The decline in IOP observed in the rabbit model correlated to historical human data when patients were exposed to systemically administered THC via inhalational methods. The human studies were conducted by the NIH and the U.S. Army in the 1970’s where glaucoma patients for the NIH study and normal volunteers for the U.S. Army study were exposed to THC by smoking marijuana. Patients tested by the NIH exhibited a decline in IOP ranging from 35% to as high as 65%, correlated to the amount of THC in the plasma. Normal volunteers in the U.S. Army study also showed a decrease in IOP of approximately 10% to 20% in a setting of normotension. While THC from smoking marijuana was able to reduce IOP in humans, the effect was short lived given the short half-life of the THC molecule. The half-life of the pro-drug used in the rabbit glaucoma model was longer, but still pointed to the need to formulate the pro-drug in a way to lengthen the half-life that would be consistent with once-daily dosing of a marketed product.

We examined the compound in further testing using a nanoparticle delivery system to prolong the drug’s biologic half-life in late 2015 and 2016. The studies were conducted by UM and placed NB1111 into a solid lipid-nanoparticle system (SLN) to deliver the drug to the eye using topical drop administration. The SLN delivery of NB1111 was administered to rabbits that underwent elevated IOP inducement using the alpha-chymotrypsin model. Data from that experiment confirmed previous studies that showed administration of NB1111 resulted in a 45% reduction in IOP from baseline with a half-life consistent with five to six-times per day dosing. When NB1111 was administered via SLN delivery, the lower concentration of NB1111 (0.4% equivalent THC) exhibited a decrease in IOP of approximately 20% while the higher concentration of NB1111 (0.6% equivalent THC) lowered IOP by a maximum of 38%. The use of SLN technology lengthened the physiologic half-life of NB1111 equivalent to dosing the drug two to three times a day.

Further animal experimentation conducted in 2016-2017 examined both the penetration and concentration of NB1111-derived THC in key organs of the eye. The data revealed that IOP declined in a concentration-time dependent manner and could be correlated to the concentration of THC in organs regulating IOP, such as the trabecular meshwork in the anterior compartment and the retina-choroid in the posterior compartment. The data was important for demonstrating a direct causal relationship between the penetration and concentration of THC with IOP-lowering capability and the presence of THC in multiple compartments of the eye. Additionally, neither free-THC nor 11-hydroxy-THC (the main active metabolite of THC) was detected in the peripheral circulation of the test animals, indicating that the topical dosage of the test compound remained restricted to the eye.

Moving forward, if an IND is submitted to FDA and becomes effective, we plan to undertake human testing in patients with underlying glaucoma. We anticipate proposing to the FDA that the first-in-human studies be conducted in patients with glaucoma (Phase 1b-2a) in a traditional dose-ranging study that will also collect safety data and assess which dosages best balance efficacy and safety. Initially, we plan to conduct single-ascending dose (SAD) and multiple-ascending dose (MAD) studies to establish physiological activity in humans to define a dosing therapeutic window and to validate an ocular formulation for larger follow-on studies. Subsequently, Phase 2 studies will be advanced provided initial human clinical data point to IOP lowering activity balanced by safety parameters. Phase 2 studies in glaucoma are expected to be conducted over 7 to 28 days and patients place the test compound in one eye and the reference comparator in the other eye, thereby acting as their own controls. Given that IOP data is objectively measured, we will decide whether to conduct a subsequent Phase 2b study or go directly to a larger Phase 3 clinical trial based on the quality of the data collected in the Phase 2a study and the advice provided by FDA or other regulatory body.

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

Oral delivery of dronabinol, like many orally administered cannabinoids, results in relatively low bioavailability, coupled with irregular pharmacokinetics secondary to absorption variability and first-pass metabolism by the liver, complicated by the need for multiple dosages per day. In addition, many patients report nausea and/or vomiting as a side-effect related to dosing oral dronabinol, which is currently approved by the FDA for chemotherapy-induced nausea and vomiting (CINV) and wasting syndrome associated with HIV infection/fulminant AIDS. We plan to reassess the commercial viability of a once-daily suppository form of our proprietary prodrug of THC, NB1222, versus an alternative route of administration, and decide whether to enter this therapeutic area at all given the changing landscape of competitive therapeutics for CINV and our evolving cannabinoid pipeline and associated indications.

Current sales of generic dronabinol for CINV are estimated to be in excess of $150 million in the United States (Source: IMS Health), and management will undertake a portfolio commercial analysis that prioritizes the return on investment of this indication relative to that other global indications, such as the multibillion-dollar markets for eye disease and analgesics (which are now options given the early promising data of our analogue of CBD). Should management decide to move forward with the CINV program, the overall regulatory strategy, pending guidance from the FDA, would be to seek approval of the prodrug formulation of the active moiety in dronabinol, THC, pursuant to Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act, which permits approval of an application that contains full reports of investigations of safety and effectiveness but where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If we were to seek approval under this pathway, we would propose to rely on FDA’s prior findings of safety and efficacy in its approval of dronabinol, which is already approved for CINV.

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

Cannabinoid molecules have been shown in in vitro studies conducted by third parties to possess anti-infective activity against a variety of MRSA strains. We entered into a research agreement with UM in 2015 and continue to test a variety of cannabinoids in various strengths, combinations, and delivery systems against a variety of MRSA species found in community, health-care, and institutional settings such as nursing homes, correctional facilities, and military quarters. As discussed in “-Our Strategic Partnership-UM 5070 license agreement,” in January 2017, we entered into a license agreement with UM pursuant to which UM granted us an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases.

NB2111

We have in-licensed unique derivatives of cannabidiol (CBD) from UM and, based on exploratory research conducted at the University, we have embarked on studies exploring the utility of CBD derivatives in the treatment and management of chemotherapy-induced peripheral neuropathy (CIPN).

The CIPN market in the United States approaches $500 million annually (LifeSci Advisors; 2013) and the market for treatment of opioid-induced constipation, which is an adverse event associated with using opioids in treating CIPN, is projected to exceed $600 million globally by 2019 (GlobalData; 2015). The overall global pain syndrome market is projected to exceed $35 billion (Transparency Market Research; 2016). We believe that the use of cannabinoids can supplant the dosing of other medications that carry a significant safety and addictive risk, ultimately becoming a mainstay of therapy in this population, especially if cannabinoid use allows for the completion of cycles of chemotherapy.

A murine model of chemotherapy-induced peripheral neuropathy assessed the analgesic activity associated with NB2111 versus morphine. The data revealed that analgesic coverage provided by NB2111 was comparable to high-dose morphine. The data was presented in November 2017 at the Society of Neuroscience meeting, and a manuscript is planned for submission to a peer-reviewed scientific journal. Additionally, NB2111 was also studied in an animal model of oxycodone addiction which revealed that NB2111, an analogue of CBD, was able to significantly decrease animal dependence on the opioid, oxycodone, while maintaining analgesia comparable to the opioid.

A bioavailability and pharmacokinetic study of NB2111 was conducted by the University of Mississippi after intra-peritoneal injection of the drug into animals. The data revealed that NB2111 had a biodistribution into every major organ of test animals, including the ability to traverse the blood-brain barrier into the central nervous system. The test compound also displayed a preferential sequestration in the liver, which could possibly lead to new indications in hepatic and gastrointestinal diseases moving forward.

NB2222

NB2222 is a prototype ocular formulation of the proprietary Nemus CBD analogue. We have embarked on studies with UM exploring the utility of our drug candidate NB2222 as an eye drop emulsion for the potential treatment and management of several eye diseases, including uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy. Data presented at the American Association of Pharmaceutical Scientists (AAPS) meeting held in November 2017 revealed that this early formulation of the CBD analogue was able to penetrate multiple compartments of the eye, including reaching the retina and the optic nerve. Further testing will need to be conducted to assess biomarkers for the possible utility of this compound as a therapeutic agent. In 2018, Nemus anticipates working with the University of Mississippi to evaluate the neuroprotective activity of NB2222.

Our Competitive Strengths

Cannabis is subject to strict regulation in the United States. Cannabis and cannabis extracts are classified by the U.S. Drug Enforcement Administration, or the DEA, as a Schedule I substance, which means that, under federal law, it has no established medicinal use and may not be marketed or sold in the United States. In addition, the United States is a party to the Single Convention on Narcotic Drugs, which imposes certain requirements and restrictions on member parties with respect to the cultivation and wholesale trade in cannabis. Since 1968, UM has held the only contract with the Federal Government to cultivate cannabis on its behalf for research purposes, and holds the requisite DEA registrations authorizing it to engage in that activity. The contract, which is open for competitive bidding at periodic intervals, is administered by the National Institute on Drug Abuse, or NIDA, an agency within the National Institutes of Health. UM’s current contract was awarded in 2015 and runs for a base year of one year with four one-year options. Although in August 2016 the DEA announced that it would consider granting registrations for the cultivation of cannabis for research and development purposes outside of the NIDA contract process, we are not aware of any entity that has received such a registration under this process. As the sole contract holder since 1968, UM has developed significant expertise in extraction, separation, processing and manufacture of cannabinoids. UM has also engaged in the cultivation of cannabis and the extraction of cannabinoids for purposes of developing drug product candidates apart from its role as NIDA contractor. We have entered into research agreements with UM and view this collaborative association as a significant strategic advantage in the marketplace.

The only cannabinoid products that are currently approved as drugs in the United States and, to our knowledge, all cannabinoid products in late-stage development, are orally-delivered products. Cannabinoids, when ingested orally, are subject to significant first pass metabolism by the liver and potential drug-drug interactions, resulting in very high patient-to-patient variation in bioavailability which can compromise both efficacy and safety. This has been published in the literature and in product labeling by regulatory agencies worldwide. These independent assessments correlate with highly variable response rates and safety profiles which, in some cases, have been deemed to have marginal clinical utility.

We have licensed from UM the rights to a pro-drug formulation of THC. Data from UM support the delivery of the pro-drug through absorptive routes other than the gastrointestinal tract, which we believe has the potential to mitigate the issue of first-pass metabolism by the liver, potentially enhancing drug bioavailability and predictive pharmacokinetics. The three licenses are for delivery of this proprietary formulation through ocular, transmucosal and trans-rectal delivery.

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

We entered into an agreement with AMRI in February 2016 for the development and manufacture of our proprietary cannabinoid-based APIs. In late 2016, we finalized a commitment by Teewinot Life Sciences, working in conjunction with AMRI, to manufacture biosynthetically produced cannabinoids to be used in clinical trials. It is anticipated that the biosynthetically generated API will form the basis of our drug candidates NB1111, in development for glaucoma, and NB1222, in development for the management of CINV, and NB2111 in development for the management of pain syndromes and NB2222 for ocular diseases.

For all of our future product candidates, we aim to identify and qualify manufacturers to provide the API and fill-and-finish services prior to submission of an NDA to the FDA. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

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

As of the date of this Annual Report, we have licensed from UM three U.S. patents as well as foreign counterparts in the United Kingdom, European Union, Japan, Hong Kong, Canada and Australia. The patent that we license for ocular, oral and rectal delivery covers composition of matter and preparation of delta-9 THC amino acid esters and their methods of use and the additional patent that we license for oral delivery covers a hot-melt extruded film for topical and mucosal adhesion applications and drug delivery and process for preparation thereof. These patents are expected to expire at 2031 and 2020, respectively. Under our license agreements, UM retains ownership over the licensed patents and retain control over the maintenance and prosecution of the licensed patents and patent applications. In addition to those licenses, we have one trademark application pending in the United States for Nemus Bioscience, Inc. We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third-party.

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

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use, and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Cannabis, cannabis extracts and some cannabinoids are listed by the DEA as Schedule I controlled substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

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

NIDA

Pursuant to the Single Convention, NIDA oversees the cultivation of research-grade cannabis for medicinal research on behalf of the United States Government. NIDA has historically fulfilled this obligation through a contract that it administers with UM. UM has been the sole NIDA contractor to grow cannabis for research purposes since 1968. The contract is open for competitive bidding at periodic intervals. Since 1999, the term of the contract has been five years. UM engaged in a competitive bidding process for the next contract interval and was awarded the contract in 2015. Under the NIDA contract, UM grows, harvests, stores, ships and analyzes cannabis of different varieties, as NIDA requires. In August 2016 the DEA announced that it would consider granting registrations for the cultivation of cannabis for research and development purposes outside of the NIDA contract process. We are not aware of any entity that has received such a registration under this process.

UM has represented that it also grows cannabis for purposes of researching cannabis extracts, and has in the past grown cannabis, purified cannabis extracts, and distributed extracts for purposes of developing product candidates, separate and apart from its contract with NIDA. UM has indicated that it conducted these activities pursuant to separate registrations from the DEA and that it plans to seek the necessary additional DEA registrations to conduct the contemplated activities in connection with our partnership, in compliance with applicable law and the United States’ obligations under the Single Convention. However, there is a risk that regulatory authorities may disagree and decline to authorize UM to engage in these activities.

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

Additional Regulation

We are a reporting company with the SEC, and, therefore, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. In addition, our financial reporting is subject to United States generally accepted accounting principles, or U.S. GAAP, and U.S. GAAP is subject to change over time.

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

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section titled “Risk Factors” including, without limitation, risks relating to:

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

We expect that our existing cash and cash equivalents will be sufficient to fund our capital requirements for at least the next four months. We require additional capital for the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations. As noted in our audited financial statements for the years ended December 31, 2017 and 2016, the uncertainties surrounding our ability to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited financial statements for the year ended December 31, 2017 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of March 15, 2018, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 65.77% of our outstanding shares of common stock. Accordingly, our directors and executive officers have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team, and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership in our Board of Directors and management team and certain other large stockholders may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 236,000,000 shares of common stock authorized for issuance and up to 20,000,000 shares of preferred stock with the rights, preferences and privileges that our Board of Directors may determine from time to time. As of March 15, 2018, we have reserved 1,130,000 shares for issuance upon the exercise of outstanding options, 51,443,250 shares for issuance upon the exercise of outstanding warrants and 32,335,000 shares for issuance upon the conversion of outstanding preferred stock. As of March 15, 2018 we had 51,012,671 shares of common stock available for issuance. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

If the price per share of our common stock at the time of conversion of shares of our preferred stock, and exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of March 15, 2018, we had (i) outstanding shares of Series B Preferred Stock which are convertible into an aggregate of 12,335,000 shares of our common stock at a conversion price of $0.10 per share, (ii) outstanding shares of Series F Preferred Stock which are convertible into an aggregate of 20,000,000 shares of our common stock at a conversion price of $0.10 per share, (iii) warrants to purchase up to 51,443,250 shares of our common stock at exercise prices ranging from $0.001 to $5.00 per share, and (iv) options to purchase up to 1,130,000 shares of our common stock at exercise prices ranging from $0.42 to $3.00 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

Our failure to comply with the covenants and conditions contained in the Certificates of Designations for our Series B Preferred Stock and Series F Preferred Stock, including as a result of events beyond our control, could result in the occurrence of a triggering event, which could materially and adversely affect our operating results and our financial condition.

The Certificate of Designations for our Series B Preferred Stock and our Series F Preferred Stock requires us to comply with various operational and other covenants. If a triggering event under the Certificate of Designations were to occur that is not cured or waived, the holders of our Series B Preferred Stock and Series F Preferred Stock have the right to require us to redeem all or a part of the holders’ shares of Series B Preferred Stock and Series F Preferred Stock at a premium price per share. We cannot assure you that our assets or cash flow would be sufficient to fully redeem the shares of Series B Preferred Stock or Series F Preferred Stock, upon the occurrence of a triggering event, or that we would be able to finance or restructure the redemption price. This would have a material adverse impact on our liquidity, financial position and results of operations.

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

Our laboratory and office space consists of approximately 3,415 square feet located at the Innovation Hub, Insight Park on the UM campus. Our lease expired on December 31, 2017 and our annual rent was approximately $111,000, payable in equal monthly installments with annual escalations. Upon expiration, the Company did not renew the laboratory lease but has retained office space under a month-to-month agreement at the rate of $300 per month. Our facilities are adequate and suitable for our current needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information. Our common stock has been quoted on the OTCQB, under the symbol “NMUS” since November 26, 2014. There can be infrequent trading volume, which precipitates wide spreads in the “bid” and “ask” quotes of our common stock, on any given day. On March 15, 2018, the last reported sale price of our common stock on the OTCQB was $0.25 per share.

The following table sets forth, for the quarters indicated, the high and low bid prices per share of our common stock on the OTCQB, reported by the Financial Industry Regulatory Authority Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2017	$0.30	$0.10
September 30, 2017	$0.32	$0.23
June 30, 2017	$0.38	$0.25
March 31, 2017	$0.50	$0.24
December 31, 2016	$1.80	$0.30
September 30, 2016	$0.55	$0.41
June 30, 2016	$0.66	$0.39
March 31, 2016	$0.76	$0.55

Holders. The approximate number of stockholders of record at March 15, 2018, was 76. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

None.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2017 and 2016 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Unless otherwise provided in this Annual Report, references to “we,” “us,” “our” and “Nemus” in this discussion and analysis refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. (“LGL”), together with its wholly-owned subsidiary, Nemus, a California corporation (“Nemus”). Nemus became the wholly owned subsidiary of Nemus Bioscience, Inc. through the closing of a reverse merger transaction (the “Merger”) pursuant to which a wholly owned subsidiary of LGL formed solely for the purpose of the Merger merged with and into Nemus and LGL changed its name to Nemus Bioscience, Inc.

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

Overview

We are a biopharmaceutical company focused on the discovery, development, and the commercialization of cannabis-based therapeutics, or cannabinoids, through a number of license agreements with the University of Mississippi, or UM. UM has held the only contract to cultivate cannabis for research purposes on behalf of the Federal Government since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts. We are currently UM’s sole partner for the development and commercialization of drugs derived from cannabis extracts, or cannabinoids, and the realization of this partnership will depend on the successful navigation of the complex regulatory framework for the cultivation and handling of cannabis in the United States.

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

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from December 15, 2017 to June 14, 2018.

UM 8930 analogue agreements:

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analogue formulation of cannabidiol (“CBD”) for products administered through each of ocular or rectal delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payments under the license agreements, if the milestones are achieved, is $1.4 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from December 15, 2017 to June 14, 2018.

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

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Series B warrant liability and the conversion liabilities for the Series B Preferred Stock, Series F Preferred Stock and convertible bridge loan were valued utilizing Level 3 inputs primarily from a third party independent appraisal conducted as of December 31, 2017.

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

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with a re-measurement reported in interest expense in the accompanying Consolidated Statements of Operations.

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

Earnings per share

The Company applies FASB ASC No. 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share would include the dilutive effect of outstanding warrants and awards granted to employees under stock-based compensation plans. Potentially dilutive shares of the Company’s common stock are excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive for the periods presented.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company is currently evaluating the potential impact that the adoption of ASU No. 2016-02 may have on its consolidated financial statements. The Company will adopt this ASU beginning on January 1, 2019 and will utilize the modified retrospective transition approach, as prescribed within this ASU.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230) that requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. For public companies, the guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. The Company anticipates that the impact of this standard will not be significant on its consolidated financial statements and will adopt this ASU beginning on January 1, 2018.

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

Results of Operations

For the years ended December 31, 2017 and 2016

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the year ended December 31, 2017, our total operating expenses were $3,859,229 as compared to $4,470,580 for the year ended December 31, 2016. The decrease in operating expenses was due primarily to a decrease in research and development expenses as the company had limited cash resources in the year ended December 31, 2017, as discussed below.

Research and development. Research and development expenses for the year ended December 31, 2017, were $311,302 which consisted of initial license fees for UM 5070, license fee renewals, option expenses, and contract R&D fees incurred by the University of Mississippi. The Company conducted minimal formulation work in 2017 due to limited cash resources. For the year ended December 31, 2016, our research and development expenses were $939,040 which consisted of formulation work for the NB1111 and NB2111 product candidates, license fee renewals, option expenses, and contract R&D fees incurred by the University of Mississippi.

General and administrative. General and administrative expenses for the year ended December 31, 2017 were $3,547,927 which primarily consisted of salaries, consulting, stock based compensation expense and professional fees associated with our costs of being a public company. Our general and administrative expenses for the year ended December 31, 2016 were $3,531,540 and were comprised of the same components.

Other income and expenses. For the year ended December 31, 2017, the Company had non-operating income of $(767,198), which was comprised of the following:

1)

$(102,848) represents a change in the fair value of the conversion right related to the Series B Preferred Stock issuance. This amount was estimated via third party independent valuations conducted both at the closing date of the Series B and as of December 31, 2017.

2)

$(103,364) represents a change in the fair value of the put option right related to the Series F Preferred Stock issuance. This amount was estimated via third party independent valuations conducted both at the closing date of the Series F and as of December 31, 2017.

3)	$(560,986) of other income as a result of a change in the fair value of the Series B warrant liability as a result of the independent valuation conducted as of December 31, 2017.

For the year ended December 31, 2016, the Company had non-operating income of ($1,294,087), which was comprised of the following:

1)

$48,564 represents a change in the fair value of the conversion right related to the Series B Preferred Stock issuance. This loss was estimated via third party independent valuations conducted both at the closing date of the Series B and as of December 31, 2016.

2)	($1,342,651) of other income as a result of a change in the fair value of the Series B warrant liability as a result of the independent valuation conducted as of December 31, 2016.

Net Loss. For the year ended December 31, 2017, we had a net loss of $3,094,298 as compared to a net loss of $3,178,093 for the year ended December 31, 2016. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

The Company has incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2017, we had cash and cash equivalents of $259,955 as compared to $64,820 as of December 31, 2016. In January 2018, the Company received payments totaling $1,900,000 from a convertible bridge loan and the first closing of a common stock financing. The outstanding amounts under the convertible bridge loan facility were converted into common stock and the facility was terminated in connection with the first closing of the common stock financing. In February 2018, the Company completed the final closing of its common stock financing for additional proceeds of $1,750,000 (see note 9). We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date our consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

Going Concern

Our independent registered public accounting firm has issued a report on our audited financial statements for the year ended December 31, 2017 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework - 2013 (COSO 2013 Framework).

Based on their assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

As we are an emerging growth company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this Annual Report, with respect to our directors and executive officers.

Name	Age	Position
Dr. Brian S. Murphy	60	Chief Executive/Medical Officer, Director
Elizabeth M. Berecz	54	Chief Financial Officer, Secretary
Punit Dhillon	37	Director
Jim Heppell	62	Director

Dr. Brian S. Murphy. Dr. Murphy was appointed as our Chief Medical Officer in October 2014 and was appointed as Chief Executive Officer and as a director in August 2015. Dr. Murphy was the Chief Medical Officer of Nemus Sub from August 2014 to October 2014. From 2009 to August 2014, Dr. Murphy served as the Chief Medical Officer of Eiger Biopharmaceuticals. From 2003 to 2006, Dr. Murphy was Chief Medical Officer at Epiphany Biosciences. From 2003 to 2006, Dr. Murphy was Chief Medical Officer at Valeant Pharmaceuticals International (VRX) where his responsibilities also included oversight of Global Medical Affairs and Pharmacovigilance. Dr. Murphy also served as Medical Director, then Vice President of Marketing and Commercial Strategy of Hepatology for InterMune, Inc. (ITMN). From 2000 to 2002, Dr. Murphy was Medical Director of North America for Antivirals/Interferons/Transplant at Hoffmann-LaRoche. Prior to joining industry, Dr. Murphy was Assistant Professor of Medicine at New York Medical College and was Director of the Clinical Strategies Program at St. Vincent’s Hospital in New York City, the lead hospital of the Catholic Healthcare Network of New York. Dr. Murphy is board-certified in internal medicine and completed his residency in internal medicine at Tufts-New England Medical Center and served as Chief Medical Resident in the Boston University program. Dr. Murphy completed parallel fellowship tracts at Harvard Medical School, one in internal medicine/clinical Epidemiology at the Massachusetts General Hospital and the other in Medical Ethics addressing issues of distributive justice and access to care at Brigham & Women’s Hospital. Dr. Murphy earned his MD, MPH (general public health), and MS (pharmacology) degrees from New York Medical College and is a graduate of the Harvard School of Public Health (MPH in Health Policy and Management). He earned his MBA at the Columbia University Graduate School of Business. In making the decision to appoint Mr. Murphy to serve as a director, the Board of Directors considered, in addition to the criteria referred to above, his experience in the healthcare industry, current service as our Chief Executive Officer and Chief Medical Officer and his comprehensive knowledge of the Company, its business and operations.

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

Punit Dhillon. Mr. Dhillon was appointed as a member of our Board of Directors in connection with the consummation of the investment in the Company by Emerald Health Sciences, Inc. Mr. Dhillon currently serves as Chief Executive Officer of OncoSec Medical Incorporated (ONCS), a Nasdaq listed company, and is currently a board member of Emerald Health Therapeutics, Inc. (EMH), a TSX Venture Exchange listed company. Mr. Dhillon was formerly Vice President of Finance and Operations at Inovio Pharmaceuticals, Inc. (NASDAQ: INO) from September 2003 until March 2011. Mr. Dhillon has also previously been a consultant and board member for several TSX Venture Exchange listed early stage life science companies, which matured through advances in their development pipelines and subsequent M&A transactions. Prior to joining Inovio, Mr. Dhillon worked for a corporate finance law firm as a law clerk. From September 1999 to July 2002, he worked with MDS Capital Corp. (now Lumira Capital Corp.) as an intern analyst. Mr. Dhillon is an active member in his community and places great value on helping future leaders overcome challenges through mentorship and education and is a co-founder and board member of Young Entrepreneurship Leadership Launchpad (YELL), a not-for-profit and charity organization based in Canada. Mr. Dhillon has a Bachelor of Arts with honors in Political Science and a minor in Business Administration from Simon Fraser University. Mr. Dhillon’s experience in the biotechnology and pharmaceutical industry, and his experience with publicly traded companies were the primary qualifications that the Board considered in appointing him as a director of the Company.

Jim Heppell. Mr. Heppell was the founder, CEO and director of BC Advantage Life Sciences I Fund, which won the Canadian Venture Capital Deal of the Year Award in 2006 for having the highest realized return (23.4x its investment in Aspreva Pharmaceuticals) of any venture capital fund in Canada. Mr. Heppell has a Bachelor of Science degree in Microbiology and a law degree from the University of British Columbia. After being called to the Bar, he worked for six years with Fasken Martineau DuMoulin, during which time he was seconded to the BC Securities Commission for six months. Mr. Heppell then became President and Chief Executive Officer of Catalyst Corporate Finance Lawyers, a boutique corporate finance law firm that focused on assisting life science and technology companies. He is a past member of the Securities Policy Advisory Committee to the BCSC and is a Past-Chairman of the Securities Section of the Canadian Bar Association (B.C. Branch). Mr. Heppell is currently a director of a number of public and private life science companies. The Board of Directors considered Mr. Heppell’s significant experience with life science and technology companies in making the decision to appoint him as a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934 requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2017, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

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

Audit Committee and Financial Expert

On February 23, 2015, our board established an audit committee which operates under a written charter that has been approved by our board. The members of our audit committee are Messrs. Dhillon and Heppell. Mr. Dhillon serves as chairman of the committee and our board has determined that he is an “audit committee financial expert” as defined by applicable SEC rules. The Board of Directors has determined that Messrs. Dhillon and Heppell are independent members of our Board of Directors as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules, and we have determined that both Mssrs. Dhillon and Heppell as audit committee members meet the more stringent requirements under Rule 5605(c)(2) of the Nasdaq Listing Rules.

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

Compensation and Compliance Committee

On May 31, 2015, our board established a compensation and compliance committee which operates under a written charter that has been approved by our board. The members of our compensation and compliance committee are Messrs. Dhillon and Heppell. Mr. Dhillon serves as chairman of the committee.

Our compensation and compliance committee is responsible for: (1) reviewing and setting or making recommendations to our board regarding the compensation of the Chief Executive Officer and the other executive officers; (2) reviewing and discussing with management the Company’s compensation discussion and analysis and considering whether it will recommend to the Board that the Company’s compensation discussion and analysis be included in the appropriate filing; (3) identifying individuals qualified to become members of our board and ensuring that our board has the requisite expertise and that its membership consists of persons with sufficiently diverse and independent backgrounds; (4) making recommendations to our board regarding governance matters; (5) performing an evaluation of the performance of the compensation and compliance committee; and (6) reviewing and reassessing its Charter and submitting any recommended changes to our Board for its consideration. The Compensation and Compliance Committee Charter is filed as Exhibit 99.2 to our Report on Form 8-K filed on June 4, 2015.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2017 and 2016 of our named executive officers as determined in accordance with SEC rules.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $ (1)	Option Awards $ (1)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $

Dr. Brian S. Murphy,	2017	448,846	0	0	0	0	0	0		448,846
CEO/CMO	2016	253,846	0	0	0	0	0	0		253,846

Elizabeth M. Berecz,	2017	294,712	0	0	0	0	0	0		294,712
CFO	2016	173,077	0	0	0	0	0	0		173,077

Cosmas N. Lykos,	2017	0	0	0	0	0	0	210,000	(2)	210,000
Chairman	2016	0	0	0	0	0	0	90,000	(2)	90,000

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

(2)

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by Mr. Lykos, pursuant to which we pay K2C a monthly fee for services performed by Mr. Lykos for our company. The agreement expired on June 1, 2016 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement was $10,000 until April 1, 2017, at which time it increased to a monthly fee of $20,000. Under the agreement, Mr. Lykos is also eligible to participate in our health, death and disability insurance plans. In addition, beginning in 2015, Mr. Lykos is a participant in our change in control severance plan. Effective February 28, 2018, the independent contractor agreement was terminated.

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

In January 2018, we entered into a restricted stock agreement (the “Restricted Stock Agreements”) with each of Dr. Murphy, Elizabeth Berecz and Cosmas N. Lykos granting 900,000, 700,000 and 900,000 shares of restricted Common Stock (the “Restricted Stock”), respectively. Each Restricted Stock Agreement provides that if the executive’s employment or service is terminated by us without cause, or is terminated by the grantee for good reason, then the executive shall be entitled to receive a cash severance payment equal to six months of their base compensation, payable in substantially equal installments during the six-month period following the termination date.

In February 2018, we entered into a separation and release agreement with K2C, which provided for a lump sum payment of One Hundred Eighty Thousand Dollars ($180,000) and the immediate vesting of 900,000 shares of restricted common stock granted pursuant to the Restricted Stock Agreement, 325,000 shares of restricted common stock granted on October 20, 2015, 125,000 options granted on November 21, 2014, and 1,110,000 shares of common stock pursuant to the common stock purchase warrant agreement dated June 20, 2013, in exchange for a release of claims and certain other agreements.

Outstanding Equity Awards at Fiscal Year-end. As of December 31, 2017, the named executive officers held the following outstanding Company equity awards.

	Option Awards					Stock Awards
Name	Grant Date (1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock Not Vested (#) (2)	Market Value of Shares Not Vested ($) (3)

Dr. Brian S. Murphy,	10/31/2014	288,000	192,000	$0.42	10/31/2024
CEO/MO	11/21/2014	105,000	70,000	$0.42	11/21/2024
	10/20/2015					375,000	113,250

Elizabeth M. Berecz	10/31/2014	60,000	40,000	$0.42	10/31/2024
CFO	11/21/2014	90,000	60,000	$0.42	11/21/2024
	10/20/2015					350,000	105,700

Cosmas N. Lykos,	11/21/2014	75,000	50,000	$0.42	11/21/2024
Chairman	10/20/2015					325,000	98,150

(1)

All of the options specified above vest as follows: 20% of total vests on each anniversary of the grant date over five years, subject to the grantee’s continued service. The options granted expire 10 years after the date of grant.

(2)	Each award of restricted stock vests in full on the three year anniversary of the grant date, subject to the grantee’s continued service.

(3)	The market value of shares that have not vested is calculated based on the per share closing price of our common stock on December 31, 2017.

There were no exercises of stock options by our named executive officers during the year ended December 31, 2017.

Director Compensation. Our directors received the following compensation for their service as directors of the Company during the fiscal year ended December 31, 2017. Our directors generally received an annual cash retainer equal to $20,000. In addition, we grant stock options and restricted stock awards.

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

(3)

As of December 31, 2017, Messrs. Ingram, McLaughlin and George held 60,000, 30,000 and 60,000, respectively, shares of restricted stock. In addition, Messrs. Ingram, McLaughlin and George held stock options covering 40,000, 20,000 and 40,000 shares of common stock, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans. The table below includes the following information as of December 31, 2017 for Nemus Bioscience, Inc. 2014 Omnibus Incentive Plan. Shares available for issuance under the 2014 Omnibus Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock, restricted stock unit awards, performance awards and other stock-based or cash-based awards, as selected by the plan administrator. For additional information about the 2014 Omnibus Incentive Plan, refer to Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Equity Compensation Plan Information
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares of common stock reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,130,000	$0.60	870,000
Equity compensation plans not approved by security holders	0	0	0
Total	1,130,000	$0.60	870,000

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

The information set forth in the table below is based on 100,079,080 shares of our common stock issued and outstanding on March 15, 2018.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Emerald Health Sciences Inc. (1)	113,916,250 shares	(2)	65.7%

Dr. Brian S. Murphy	1,668,000 shares	(3)	1.7%

Elizabeth M. Berecz	1,200,000 shares	(4)	1.2%

All executive officers and directors as a group	2,868,000 shares	(3)(4)	2.9%

________

*	Denotes less than 1% of class.

(1)	The address of this entity is Office 8262, The Landing, 200 – 375 Water St., Vancouver, British Columbia, Canada V6B 0M9.

(2)

Includes 12,335,000 shares issuable on conversion of Series B Preferred Stock, 20,000,000 shares issuable on conversion of Series F Preferred Stock and 40,800,000 shares issuable on exercise of Investor Warrants.

(3)

Includes (i) 393,000 shares of common stock underlying options granted to Brian S. Murphy, all of which may be exercised within 60 days of March 15, 2018, (ii) 375,000 shares of restricted stock subject to three year cliff vesting from October 20, 2015 and (iii) 900,000 shares of restricted stock subject to 50% vesting on each of January 18, 2019 and January 18, 2020.

(4)

Includes (i) 150,000 shares of common stock underlying options granted to Elizabeth M. Berecz, all of which may be exercised within 60 days of March 15, 2018, (ii) 350,000 shares of restricted stock subject to three year cliff vesting from October 20, 2015 and (iii) 700,000 shares of restricted stock subject to 50% vesting on each of January 18, 2019 and January 18, 2020.

Changes in Control. Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as specified below, there have been no other transactions with related persons in the last two fiscal years, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of Nemus’ total assets as of December 31, 2016 and 2017, and in which any related person had or will have a direct or indirect material interest.

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, which is wholly owned by Mr. Lykos, who served as the Chairman of our Board of Directors until January 16, 2018, pursuant to which we pay K2C a monthly fee for services performed by Mr. Lykos for our company. The agreement expired on June 1, 2016 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement is $10,000. In 2016 and 2017, we paid K2C $90,000 and $210,000, respectively. Under the agreement, Mr. Lykos was also eligible to participate in our health, death and disability insurance plans. The independent contractor agreement with K2C was terminated as of February 28, 2018.

In January 19, 2018, we entered into a Restricted Stock Agreement with K2C granting 900,000 Restricted Stock to K2C.

In February 28, 2018, we entered into a separation and release agreement with K2C, which provided for a lump sum payment of One Hundred Eighty Thousand Dollars ($180,000) and the immediate vesting of 900,000 shares of restricted common stock granted pursuant to the Restricted Stock Agreement, 325,000 shares of restricted common stock granted on October 20, 2015, 125,000 options granted on November 21, 2014, and 1,110,000 shares of common stock pursuant to the common stock purchase warrant agreement dated June 20, 2013, in exchange for a release of claims and certain other agreements.

On December 28, 2017, we entered into a Secured Promissory Note and Security Agreement for a convertible loan (the “Convertible Loan Agreement”) with Emerald Health Sciences, Inc. (“Emerald”). The bridge loan provided for aggregate gross proceeds to Nemus of up to $900,000 and was secured by all of Nemus’ assets.

On January 19, 2018, $900,000 funded under the Convertible Loan Agreement converted into 9,000,000 shares of our common stock and the Convertible Loan Agreement was terminated. Simultaneously, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) in which we sold to Emerald 15,000,000 shares of common stock and a warrant to purchase 20,400,000 shares of common stock at an exercise price of $0.10 for aggregate gross proceeds of $1,500,000. The second closing under the Securities Purchase Agreement occurred on February 16, 2018, pursuant to which we issued and sold to Emerald 15,000,000 shares of our Common Stock, and a warrant to purchase 20,400,000 shares of Common Stock at an exercise price of $0.10 per share for a term of five years, for aggregate gross proceeds of $1,5000,000.

On February 1, 2018, we entered into an Independent Contractor Agreement (the “Independent Contractor Agreement”) with Emerald, pursuant to which Emerald will provide such services as are mutually agreed between us and Emerald, including reimbursements for reasonable expenses incurred in the performance of the Independent Contractor Agreement. The Independent Contractor Agreement specifies a compensation rate as is agreed between our chief executive officer and Emerald’s chief executive officer on a month-to-month basis, and this compensation may exceed $120,000 per year. The Independent Contractor Agreement has an initial term of ten years.

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

Director Independence. We have determined that (i) Douglas S. Ingram, Gerald W. McLaughlin and Thomas A. George were independent members of our Board of Directors and (ii) Punit Dhillon and Jim Heppell are independent members of our Board of Directors, as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.

Insider Trading Policy

On October 31, 2014, our Board of Directors adopted an Insider Trading Policy applicable to all directors and officers. Insider trading generally refers to the buying or selling of a security in breach of a fiduciary duty or other relationship of trust and confidence while in possession of material, non-public information about the security. Insider trading violations may also include ‘tipping’ such information, securities trading by the person ‘tipped,’ and securities trading by those who misappropriate such information. The scope of insider trading violations can be wide reaching. As such, our Board of Directors has adopted an Insider Trading Policy that outlines the definitions of insider trading, the penalties and sanctions determined, and what constitutes material, non-public information. Illegal insider trading is against our policy as such trading can cause significant harm to the reputation for integrity and ethical conduct of our company. Individuals who fail to comply with the requirements of the policy are subject to disciplinary action, at our sole discretion, including dismissal for cause. All members of our Board of Directors and all executive officers are required to ratify the terms of this policy on an annual basis. Our Insider Trading Policy is available on our website at www.nemusbioscience.com.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2017 and 2016 for professional services rendered by Mayer Hoffman McCann P.C. for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K and quarterly review of the unaudited interim consolidated financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $135,000 and $72,500, respectively.

Audit-Related Fees. The aggregate fees billed by Mayer Hoffman McCann P.C. in the fiscal year ended December 31, 2017 and 2016 for services reasonably related to the performance of the audit or review of the consolidated financial statements outside of those fees disclosed above under “Audit Fees” were $0 and $0, respectively.

Tax Fees. For each of the fiscal years ended December 31, 2017 and 2016, our tax accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $18,040 and $21,840, respectively. These tax services included professional services for preparation of income tax returns.

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

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Nemus Bioscience, Inc. and Subsidiary (“Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2014.

Orange County, CA

March 19, 2018

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$259,955	$64,820
Restricted cash	4,428	37,500
Prepaid expenses	291,428	170,155
Other current assets	-	7,014
Total current assets	555,811	279,489

Property and equipment, net	1,407	9,584

Other assets
Deposits and other assets	-	34,290
Total other assets	-	34,290

Total assets	$557,218	$323,363

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$100,921	$274,650
Accrued payroll and related expenses	54,512	167,337
Accrued expenses	143,826	98,700
Provision for conversion of Series B preferred stock	6,715	118,821
Convertible debt, net of discount	235,000	-
Provision for conversion of convertible debt	265,000	-
Deferred rent	-	2,450
Total current liabilities	805,974	661,958

Noncurrent liabilities
Series B warrants	551,322	1,112,308

Total noncurrent liabilities	551,322	1,112,308

Total liabilities	1,357,296	1,774,266

Commitments and contingencies
(Note 3)
Redeemable Convertible Series B Preferred Stock, $0.001 par value, 20 million shares authorized; 2,833.55 issued and outstanding as of December 31,
2017 and 4,031 issued and outstanding as of December 31, 2016, net of
$347,091 of issuance costs; $2.8 million liquidation preference as of
December 31, 2017	822,201	1,169,663

Convertible Series C Preferred Stock, $0.001 par value, 20 million shares authorized; none issued and outstanding as of December 31, 2017,
386 issued and outstanding as of December 31, 2016	-	293,669

Convertible Series D Preferred Stock, $0.001 par value, 20 million shares authorized; 200 issued and outstanding as of December 31, 2017, net of $30,557 of issuance costs; $0.2 million liquidation preference
as of December 31, 2017	169,446	-

Redeemable Convertible Series F Preferred Stock, $0.001 par value, 20 million shares authorized; 2,000 issued and outstanding as of December 31, 2017, net of $118,855 of issuance costs; $2.0 million liquidation preference
as of December 31, 2017	1,777,781	-

Stockholders’ deficit

Common stock, $0.001 par value; 236 million shares authorized;
33,622,829 issued and outstanding as of December 31, 2017
and 21,563,163 issued and outstanding as of December 31, 2016	33,623	21,563
Additional paid-in-capital	9,444,831	7,163,064
Warrants	982,911	837,711
Accumulated deficit	(14,030,871)	(10,936,573)

Total stockholders’ deficit	(3,569,506)	(2,914,235)

Total liabilities and stockholders’ deficit	$557,218	$323,363

See accompanying notes to the consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Operating expenses
Research and development	$311,302	$939,040
General and administrative	3,547,927	3,531,540

Total operating expenses	3,859,229	4,470,580

Operating loss	(3,859,229)	(4,470,580)

Interest expense	667	-

Other expense (income)
Change in fair value of warrant liability	(560,986)	(1,342,651)
Change in fair value of conversion rights of Series B preferred stock	(102,848)	48,564
Change in fair value of put option value of Series F preferred stock	(103,364)	-

Net Loss before income taxes	(3,092,698)	(3,176,493)

Provision for income taxes	1,600	1,600

Net loss	$(3,094,298)	$(3,178,093)

Less: Preferred deemed dividend	1,044,000	325,000
Net loss applicable to common shareholders	$(4,138,298)	$(3,503,093)

Basic earnings per common share	$(0.11)	$(0.17)
Diluted earnings per common share	$(0.11)	$(0.17)

Weighted average shares of common stock outstanding
Basic	27,906,090	18,947,375
Diluted	27,906,090	18,947,375

See accompanying notes to the consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(3,094,298)	$(3,178,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,039	14,916
Loss on disposal of fixed assets	1,788	-
Fixed assets provided to university in lieu of cash	18,004	-
Stock-based compensation expense	608,676	706,368
Amortization of warrants and stock issued for services (1)	30,000	51,538
Change in fair value of conversion rights of Series B preferred stock	(102,848)	48,564
Change in fair value of warrant liabilities	(560,986)	(1,342,651)
Change in fair value of contingent put option of Series F preferred stock	(103,364)	-
Warrant issued for services	-	55,900
Common stock issued for license	-	50,000
Common stock issued for services	187,550	-
Changes in assets and liabilities:
Restricted cash	33,072	-
Prepaid expenses (1)	(121,273)	(40,323)
Deposits and other assets	34,290	9,594
Other current assets	7,014	29,112
Accounts payable	(173,729)	149,293
Accrued payroll and related expenses	(112,825)	121,069
Accrued license and patent reimbursement fees	-	(97,500)
Accrued expenses and other liabilities	42,677	(130,728)
Net cash used in operating activities	(3,298,213)	(3,552,941)
Cash flows from investing activities:
Purchases of property and equipment	(19,654)	(11,117)
Net cash used in investing activities	(19,654)	(11,117)
Cash flows from financing activities:
Proceeds from Series C preferred stock issuance, net of $92,331 issuance costs (2)	-	407,669
Proceeds from Series D preferred stock issuance, net of $183,343 issuance costs (3)	1,131,857	-
Proceeds from Series F preferred stock issuance, net of $118,855 issuance costs	1,881,145	-
Proceeds from Convertible debt issuance	500,000	-
Net cash provided by financing activities	3,513,002	407,669

Net increase (decrease) in cash and cash equivalents	195,135	(3,156,389)

Cash and cash equivalents, beginning of period	64,820	3,221,209

Cash and cash equivalents, end of period	$259,955	$64,820

Supplemental disclosures of cash-flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$1,631	$-

Supplemental disclosures of non-cash financing activities:
Conversion of outstanding preferred stock into common stock	$1,386,000	$114,000
Conversion of outstanding preferred stock subject to redemption into common stock	$1,197,450	$469,000

Supplemental disclosures of non-cash financing and investing activities:

(1)

During the year ended December 31, 2016, warrants issued to service providers for consulting services were valued at $22,245 and were recorded as a Prepaid expense and was amortized over the service period.

During the year ended ended December 31, 2017, warrants issued to service providers for consulting services were valued at $30,000 and were recorded as a Prepaid expense and are being amortized over the service period.

(2)	During the year ended ended December 31, 2016, a preferred deemed divided of $325,000 was recognized.

(3)

During the year ended December 31, 2017 preferred deemed dividends of $333,000 was recognized on Series F Preferred Stock, $536,000 was recognized on Series D Preferred Stock and $175,000 on Series C Preferred Stock.

See accompanying notes to the consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

									Stockholders' Deficit
	Redeemable Convertible Series F Preferred Stock		Convertible Series D Preferred Stock		Convertible Series C Preferred Stock		Redeemable Convertible Series B Preferred Stock		Common Stock		Additional Paid-In		Accumulated
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Warrants	Deficit	Total

Balance, December 31, 2015	-	$-	-	$-	-	$-	4,500	$1,363,200	19,903,163	$19,903	$6,086,987	$759,386	$(7,758,480)	$(892,204)

Issuance of common stock for license	-	-	-	-	-	-	-	-	100,000	100	49,900	-	-	50,000

Common stock warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	78,325	-	78,325

Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	706,368	-	-	706,368

Issuance of Series C Preferred Stock
net of issuance costs of $92,331	-	-	-	-	500	407,669	-	-	-	-	-	-	-	-

Conversion of Series B Preferred Stock and conversion
liability into common stock at $0.80 and $0.40 per share	-	-	-	-	-	-	(469)	(193,537)	1,162,500	1,162	206,207	-	-	207,369

Conversion of Series C Preferred Stock to common stock
at $0.40 and $0.25 per share	-	-	-	-	(114)	(114,000)	-	-	397,500	398	113,602	-	-	114,000

Beneficial conversion feature upon issuance
of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	325,000	-	-	325,000

Deemed dividend from beneficial conversion feature
of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	(325,000)	-	-	(325,000)

Net loss for the year ended
December 31, 2016	-	-	-	-	-	-	-	-	-	-	-	-	(3,178,093)	(3,178,093)

Balance, December 31, 2016	-	$-	-	$-	386	$293,669	4,031	$1,169,663	21,563,163	$21,563	$7,163,064	$837,711	$(10,936,573)	$(2,914,235)

Common stock issued for services	-	-	-	-	-	-	-	-	605,000	605	186,945	-	-	187,550

Common stock warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	145,200	-	145,200

Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	608,676	-	-	608,676

Issuance of Series D Preferred Stock
net of issuance costs of $183,343	-	-	1,200	1,016,657	-	-	-	-	-	-	-	-	-	-

Issuance of Series F Preferred Stock
net of issuance costs of $118,855	2,000	1,881,145	-	-	-	-	-	-	-	-	-	-	-	-

Series F put option liability	-	(103,364)	-	-	-	-	-	-	-	-	-	-	-	-

Conversion of Series B Preferred Stock and conversion
liability into common stock at $0.25 and $0.15 per share	-	-	-	-	-	-	(1,197.45)	(347,462)	5,910,666	5,911	350,810	-	-	356,721

Conversion of Series C Preferred Stock to common stock
at $0.25 per share	-	-	-	-	(386)	(293,669)	-	-	1,544,000	1,544	292,125	-	-	293,669

Conversion of Series D Preferred Stock to common stock
at $0.25 per share	-	-	(1,000)	(847,211)	-	-	-	-	4,000,000	4,000	843,211	-	-	847,211

Beneficial conversion feature upon issuance
of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	175,000	-	-	175,000

Deemed dividend from beneficial conversion feature
of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	(175,000)	-	-	(175,000)

Beneficial conversion feature upon issuance
of Series D Preferred Stock	-	-	-	-	-	-	-	-	-	-	536,000	-	-	536,000

Deemed dividend from beneficial conversion feature
of Series D Preferred Stock	-	-	-	-	-	-	-	-	-	-	(536,000)	-	-	(536,000)

Beneficial conversion feature upon issuance
of Series F Preferred Stock	-	-	-	-	-	-	-	-	-	-	333,000	-	-	333,000

Deemed dividend from beneficial conversion feature
of Series F Preferred Stock	-	-	-	-	-	-	-	-	-	-	(333,000)	-	-	(333,000)

Net loss for the year ended
December 31, 2017	-	-	-	-	-	-	-	-	-	-	-	-	(3,094,298)	(3,094,298)
Balance, December 31, 2017	2,000	$1,777,781	200	$169,446	-	$-	2,833.55	$822,201	33,622,829	$33,623	$9,444,831	$982,911	$(14,030,871)	$(3,569,506)

See accompanying notes to the audited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Business Activities and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Nemus Bioscience, Inc. is a biopharmaceutical company that plans to develop and commercialize therapeutics from cannabinoids through a partnership with the University of Mississippi. The University of Mississippi (“UM”) is federally permitted and licensed to cultivate cannabis for research purposes. Unless otherwise specified, references in these Notes to the Consolidated Financial Statements to the “Company,” “we” or “our” refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. (“LGL”), together with its wholly-owned subsidiary, Nemus, a California corporation (“Nemus”). Nemus became the wholly owned subsidiary of Nemus Bioscience, Inc. through the Merger (as defined below).

Nemus Bioscience, Inc. (formerly LGL) was incorporated in Nevada on March 16, 2011. Nemus was incorporated in California on July 17, 2012. Our headquarters are located in Costa Mesa, California.

As of December 31, 2017, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Such estimates and judgments are utilized for stock-based compensation expense and equity securities with embedded features as discussed below.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2017, we had cash and cash equivalents of $259,955. In January 2018, the Company received a second payment totaling $400,000 from a convertible bridge loan and completed the first closing of a common stock financing for gross proceeds totaling $1,500,000 (see note 9). In February 2018, the Company completed the final closing of its common stock financing for additional proceeds of $1,750,000 (see note 9). The Company anticipates that it will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements were issued. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restricted Cash

A deposit of $4,428 as of December 31, 2017 and $37,500 as of December 31, 2016 was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company’s credit cards.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Series B warrant liability, put option, and the conversion liabilities for the Series B Preferred Stock, Series F Preferred Stock and the convertible bridge loan were valued utilizing Level 3 inputs primarily from a third party independent appraisal conducted as of December 31, 2017.

Property and Equipment, Net

As of December 31, 2017 and 2016, property and equipment, net, was $1,407 and $9,584 respectively, consisting primarily of computers and equipment. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Income Taxes

The Company accounts for deferred income tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, and net operating loss carry forwards (the “NOLs”) and other tax credit carry forwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Any interest or penalties would be recorded in the Company’s statement of operations in the period incurred.

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

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) in its evaluation of the accounting for a hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives, and are carried as a liability at fair value at each balance sheet date with a re-measurement reported in interest expense in the accompanying Consolidated Statements of Operations.

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

Research and Development Expenses

Research and development (“R&D”) costs are expensed when incurred. These costs may consist of external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants; license fees; employee-related expenses, which include salaries, benefits and stock-based compensation for the personnel involved in our preclinical and clinical drug development activities; and facilities expense, depreciation and other allocated expenses; and equipment and laboratory supplies.

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

Segment Information

FASB ASC No. 280, Segment Reporting, establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group (“CODM”), in deciding how to allocate resources and in assessing performance. The CODM evaluates revenues and gross profits based on product lines and routes to market. Based on the early development stage of our operation, we operate in a single reportable segment.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss). For the years ended December 31, 2017 and 2016, the comprehensive income (loss) was equal to the net income (loss).

Earnings per share

The Company applies FASB ASC No. 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share would include the dilutive effect of outstanding warrants and awards granted to employees under stock-based compensation plans. Potentially dilutive shares of the Company’s common stock are excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive for the periods presented. For the year ended December 31, 2017, 2,833.55 shares of Series B Preferred Stock convertible into 28,335,500 common shares at $0.10 per share, 200 shares of Series D Preferred Stock convertible into 2,000,000 common shares at $0.10 per share, 2,000 shares of Series F Preferred Stock convertible into 20,000,000 common shares at $0.10 per share, warrants to purchase 11,649,500 common shares and stock options exercisable for 1,130,000 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share. For the year ended December 31, 2016, 4,031 shares of Series B Preferred Stock convertible into 16,124,000 common shares at $0.25 per share, warrants to purchase 11,044,500 common shares and stock options exercisable for 1,142,500 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share.

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company is currently evaluating the potential impact that the adoption of ASU No. 2016-02 may have on its consolidated financial statements. The Company will adopt this ASU beginning on January 1, 2019 and will utilize the modified retrospective transition approach, as prescribed within this ASU.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 Statement of Cash Flows (Topic 230) that requires entities to show the changes in the total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. For public companies, the guidance is effective for fiscal years beginning after December 15, 2017 and early adoption is permitted. The Company anticipates that the impact of this standard will not be significant on its consolidated financial statements and will adopt this ASU beginning on January 1, 2018.

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

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from December 15, 2017 to June 14, 2018.

UM 8930 analogue agreements:

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analogue formulation of cannabidiol (“CBD”) for products administered through each of ocular or rectal delivery. The license agreements contain certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date. The aggregate milestone payments under the license agreements, if the milestones are achieved, is $1.4 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. There was a one-time up-front option payment of $10,000 for a six-month option period that has subsequently been renewed under the same financial terms and conditions. The most recent renewal occurred for the period from December 15, 2017 to June 14, 2018.

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

3. Commitments and Contingencies

Lease Commitments

On September 1, 2014, the Company signed an operating lease for laboratory and office space at the Innovation Hub, Insight Park located on the UM campus. The lease term commenced on October 1, 2014 and expired on December 31, 2017. There is annual escalating rent provisions and two months of free rent in the agreement. The total cash payments over the life of the lease were divided by the total number of months in the lease period and the average rent was charged to expense each month during the lease period. The monthly amount charged to rent expense was $9,267. Upon expiration, the Company did not renew the laboratory lease but has retained office space under a month-to-month agreement at the rate of $300 per month.

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

In November 2015, the Company entered into an operating lease for its office and lab furnishings both in Costa Mesa and the Innovation Hub laboratory. The monthly lease payments were $7,559. In November 2017, the Company bought out the remaining portion of the lease for $32,128 which covered the remaining lease payments as well as the value of the furniture amounting to $19,654. The lab furnishings were donated to the University of Mississippi and the office furnishings were written off due to non-use for a loss on disposal of $1,650.

Total net rent expense related to our operating leases for the years ended December 31, 2017 and 2016 was $253,437 and $302,419, respectively. There are no future minimum payments under non-cancellable operating leases.

Related Party Matters

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by the Company’s Executive Chairman and Co-Founder, Mr. Cosmas N. Lykos, pursuant to which we pay K2C a monthly fee for services performed by Mr. Lykos for our company. The agreement expired on June 1, 2017 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement was $10,000 and increased to $20,000 effective April 1, 2017. For the year ended December 30, 2017 and 2016, total expense incurred under this agreement was $210,000 and $120,000 respectively. Under the agreement, Mr. Lykos is also eligible to participate in our health, death and disability insurance plans. In addition, Mr. Lykos is a participant in our change in control severance plan.  The independent contractor agreement with K2C was terminated as of February 28, 2018.

Legal Matters

General Litigation and Disputes

From time to time, in the normal course of our operations, we may be a party to litigation and other dispute matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations. As of December 31, 2017, there were no pending or threatened lawsuits or claims that could reasonably be expected to have a material effect on the Company’s financial position or results of operations, but the Company has filed a petition commencing arbitration as described below.

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of December 31, 2017, the Company had no proceedings or inquiries.

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

In either such event, and provided the executive timely executes and does not revoke a general release of claims against the Company, he or she will be entitled to receive: (i) a lump sum cash payment equal to at least six months of the executive’s monthly compensation, plus an additional month for each full year of service over six years, (ii) Company-paid premiums for continued health insurance for a period equal to length of the cash severance period or, if earlier, when executive becomes covered under a subsequent employer’s healthcare plan, and (iii) full vesting of all then-outstanding unvested stock options and restricted stock awards.

Contract Manufacturing Organization (“CMO”) Agreement

On February 5, 2016, the Company entered into a letter agreement (“Agreement”) with a third party contract manufacturing organization (“CMO”) pursuant to which the CMO is to provide services to Nemus for process development and analytical method development and qualification for Nemus’ pro-drug of tetrahydrocannabinol, or THC, as well as for sample production and a stability study.

Pursuant to the terms of the Agreement, Nemus will pay an estimated $154,000 to $183,000 in fees and expenses for the initial evaluation and development of a process for the production of Nemus’ pro-drug of THC to ensure reproducibility, quality and safety and an estimated $142,900 for analytical method development and qualification. The Company recognized $0 and $260,244 as research and development expense for the years ended December 31, 2017 and 2016, respectively. After the initial evaluation and development, Nemus has agreed to pay additional fees and expenses for sample production of Nemus’ pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

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

4. Stockholders’ Deficit and Redeemable Convertible Series B and Convertible Series C, D and F Preferred Stock

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

In October 2016, the Company entered into a technology license agreement with a third-party manufacturing company in order to biosynthetically manufacture cannabinoids. The terms of the agreement called for the issuance of 100,000 shares of common stock. The Company recorded $50,000 as research and development expense for the fourth quarter of 2016 to reflect the fair market value of the common stock issued. The fair market value was determined utilizing the Company’s closing stock price as of the approval date of the license agreement by the Company’s Board of Directors.

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

In March 2017, the Company issued 605,000 shares of common stock with par value of $0.001 to a third party in exchange for advisory services performed related to raising additional capital. The Company recorded $187,550 as general and administrative expense for the first quarter of 2017 to reflect the fair market value of the common stock issued. The fair market value was determined utilizing the Company’s closing stock price as of the approval date of the advisory fee by the Company’s Board of Directors.

For the year ended December 31, 2017, a Series C Preferred stockholder converted 386 shares of its preferred stock to common stock as allowed under the Series C Preferred Stock Agreement, resulting in the issuance of 1,544,000 shares of common stock at an effective price of $0.25 per share. This represented the completion of converting all of the original Series C Preferred shares to common stock.

For the year ended December 31, 2017, the Series B Preferred stockholders converted 1,197.45 shares of their preferred stock to common stock as allowed under the Series B Preferred Stock Agreement. This resulted in the issuance of 5,910,666 shares of common stock at an effective price of $0.25 per share prior to November 1, 2017 and $0.15 per share from November 1, 2017 to December 27, 2017 after issuance of the Series F Preferred Stock.  On December 28, 2017, the conversion rate was reset to $0.10 per share as a result of the convertible bridge loan but no conversions occured from this date through-year end.

For the year ended December 31, 2017, the Series D Preferred stockholders converted 1,000 shares of their preferred stock as allowed under the Series D Preferred Stock Agreement, resulting in the issuance of 4,000,000 shares of common stock at an effective price of $0.25 per share.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share.

Redeemable Convertible Series B Preferred Stock: In August 2015, the Company sold 5,000 shares of Series B Convertible Preferred Stock and warrants to purchase 6,250,000 shares of the Company’s common stock for an aggregate purchase price of $1,000 per share resulting in gross proceeds of $5.0 million. Each share of preferred stock is convertible into 1,250 shares of common stock which results in an effective conversion price of $0.80 per common share and can be converted by the holder at any time. The Series B Preferred Stock also has a “down-round” protection feature provided to the investors if the Company subsequently issues or sell any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $0.80 per common share. The conversion price is automatically adjusted down to the price of the instrument being issued. In October 2016, as a result of the Series C Preferred Stock Agreement (as discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. On December 29, 2016, as a result of the Series D Preferred Stock Agreement, the conversion price of the Series B Preferred Stock was reset to $0.25. On November 1, 2017, as a result of the Series F Preferred Stock Agreement, the conversion price of the Series B Preferred Stock was reset to $0.15 per share. On December 28, 2017 as a result of entering into a Secured Promissory Note for a convertible loan, the Series B Preferred Stock conversion price was reset to $0.10 per share. The Series B Preferred Stock has liquidation preference over other preferred shares and common stock and have voting rights equal to the number of common shares into which each holder’s preferred stock is convertible as of the record date. If dividends are declared on the common stock, the holders of the preferred stock shall be entitled to participate in such dividends on an as-if converted basis. The warrants are exercisable at a price of $1.15 per share, subject to reset, and expire five years from the issuance date.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B Preferred stockholders receive an amount per share equal to the conversion price of $0.15, subject to down-round adjustment, multiplied by the as-if converted share amount of 18,890,333 common shares, totaling $2,833,550. If upon the liquidation, the assets are insufficient to permit payments to the Series B holders, all assets legally available will be distributed in a pro rata basis among the Series B holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

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

•	Suspension of the Company’s common stock from trading for a period of (2) consecutive trading days;

•	Failure of the Company to deliver all the shares of the common stock or make the appropriate cash payments in a timely manner upon conversion of the Series B Preferred;

•	Any default of indebtedness;

•	Any filing of voluntary or involuntary bankruptcy by the Company;

•	A final judgment in excess of $100,000 rendered against the Company;

•	Breach of representations and warranties in the Stock Purchase Agreement; and

•	Failure to comply with the Series B Certificate of Designation or Rule 144 requirements.

As certain of these triggering events are considered to be outside the control of the Company, the Series B Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company’s balance sheet.

In December 2015, a Series B Preferred stockholder converted 500 shares of its preferred stock to common stock at the conversion rate of 1,250:1 resulting in the issuance of 625,000 shares of common stock. In March 2016, another Series B Preferred stockholder converted 8 shares of its preferred stock to common stock at the same ratio resulting in the issuance of 10,000 shares of common stock. In October 2016, as a result of the Series C Preferred Stock Agreement (discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. From October 2016 to December 31, 2016, Series B Stockholders converted 461 shares of its preferred stock to common stock, at the conversion rate of 2,500:1 resulting in the issuance of 1,152,500 shares of common stock. On December 29, 2016, as a result of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series B Preferred Stock was reset to $0.25. In 2017, through October 31st, Series B stockholders converted 777.125 shares at a conversion rate of 4000:1 resulting in the issuance of 3,108,500 shares of common stock. Effective with the Series F Preferred Stock Agreement signed on November 1, 2017, the conversion price for the Series B Preferred Stock was reset to $0.15. From November 1st to December 31, 2017, Series B stockholders converted 420.325 shares at a conversion rate of 6666.67:1 resulting in the issuance of 2,802,167 shares of common stock. As a result of these conversions, the liquidation preference for the Series B Preferred Stock has been reduced to $2,833,550 as of December 31, 2017.

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

F-17

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

The Company also considered the classification of the Series C Preferred Stock Agreement. Because the Most Favored Nation provision is a redemption feature that is outside the control of the Company, the Series C Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company’s balance sheet.

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

In December 2016, the Series C Preferred stockholder converted 39 shares of its preferred stock to common stock as allowed under the Series C Preferred Stock Agreement, resulting in the issuance of 97,500 shares of common stock at an effective price of $0.40 per share. On December 29, 2016, as a result of the signing of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series B and Series C Preferred Stock was reset to $0.25. From the date of this reset to December 31, 2016, a Series C Stockholder converted 75 shares of their preferred stock to common stock, resulting in the issuance of 300,000 shares of common stock. During 2017, all remaining Series C Preferred Stock totaling 386 shares has been converted at a conversion rate of 4000:1 resulting in the issuance of 1,544,000 shares of common stock. As a result, there is no liquidation preference outstanding as of December 31, 2017.

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

The Series D stock has liquidation preference over common stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series D Preferred stockholders receive an amount per share equal to the conversion price of $0.25, subject to down-round adjustment, multiplied by the as-if converted share amount of 800,000 common shares, totaling $200,000 as of December 31, 2017.

The Company also considered the classification of the Series D Preferred Stock Agreement, the Series D Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company’s balance sheet because the Most Favored Nation provision is a redemption feature that is outside the control of the Company.

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

For the year ended December 31, 2017, the Series D stockholders converted 1,000 shares at a conversion rate of 4000:1 and a conversion price of $0.25 per share resulting in the issuance of 4,000,000 shares of common stock. Effective with the Series F Preferred Stock Agreement signed on November 1, 2017, the conversion price for the Series D Preferred Stock was reset to $0.15. On December 28, 2017 as a result of entering into a Secured Promissory Note for a convertible loan, the Series D Preferred Stock conversion price was reset to $0.10 per share.

Convertible Series F Preferred Stock: In November 2017, the Company sold 2,000 shares of Series F convertible preferred stock with a purchase price of $1,000 per share for gross proceeds of $2,000,000 to a healthcare investment fund under the Series F Preferred Stock Agreement. Each share of Series F Preferred Stock is convertible into 6,666.67 shares of common stock which results in an effective conversion price of $0.15 per common share. This resulted in the reduction of the conversion price of the Series B and D Preferred Stock to $0.15 and a reduction in the exercise price of the Series B warrants to $0.15. On December 28, 2017, as a result of entering into a Secured Promissory Note for a convertible bridge loan, the conversion price of the Series F Preferred Stock was reset to $0.10. As part of the terms of the Series F Preferred Stock Agreement, the Company entered into a Registration Rights Agreement with the purchaser to file a registration statement to register for resale the shares of common stock underlying the preferred shares within 30 days following the closing of the agreement. Each Preferred Stock is convertible into common stock at any time at the election of the investor. The terms of the Series F Convertible Preferred Stock are as follows:

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

•

Conversion: The preferred stock may be converted at any time, at the option of the holder, into shares of common stock at a conversion price of $0.10 per share (“Series F Conversion Price”). The Series F Conversion Price will be adjusted for customary structural changes such as stock splits or stock dividends. In the event that the Company enters into a merger, consolidation or transaction of a similar effect, the Series F stockholder shall be entitled to receive, upon conversion of the preferred stock, the number of shares of common stock of the successor or acquiring corporation of the Company, if it is the surviving corporation, and any additional consideration that would have been received by a holder of the number of shares of common stock into which the preferred stock is convertible immediately prior to such event.

•

Down-Round Protection: The Series F Conversion Price is also subject to “down-round” anti-dilution adjustment which means that if the Company sells common stock or common stock equivalents at a price below the Series F Conversion Price, the Series F Conversion Price will be reduced to an amount equal to the issuance price of such additional shares of common stock or common stock equivalents.

•	Voting Rights: Except as required by law, the Series F Preferred Stock does not have voting rights.

•

Discretionary Redemption Provision: If there is a subsequent transaction that results in a change in control, the Series F stockholder may require the Company to redeem the shares for the sum of 150% of the aggregate stated valued of the Series F Shares and all liquidated damages. However, if net proceeds from the triggering transaction are less than $6 million then the redemption amount shall equal 50% of the total proceeds of such transaction.

F-19

•

Participation Rights: For an eighteen month period from the date of the financing, the Series F investors will have the right to participate in subsequent financings up to fifty percent of such financing.

•	Liquidation Provision: In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series F stockholder has no liquidation preference.

Subject to certain trigger events occurring, the Series F Preferred stockholders have the right to force the Company to redeem the shares of preferred stock at a price per preferred share equal to the greater of (A) 130% of the conversion amount and (B) the product of (1) the conversion rate in effect at such time and (2) the greatest closing sale price of the Common Stock during the period beginning on the date immediately preceding such triggering event and ending on the date such holder delivers the notice of redemption. Such triggering events include:

•

Failure of the Series F Registration Statement to be declared effective by the Securities and Exchange Commission, or the SEC, on or prior to the date that is one hundred and eighty (180) days after the Effectiveness Deadline;

•	Suspension of the Company’s common stock from trading for a period of five (5) consecutive trading days;

•	Failure of the Company to deliver all the shares of the common stock or make the appropriate cash payments in a timely manner upon conversion of the Series F Preferred;

•	Any default of indebtedness;

•	Any filing of voluntary or involuntary bankruptcy by the Company;

•	A final judgment in excess of $100,000 rendered against the Company;

•	Breach of representations and warranties in the Stock Purchase Agreement;

•	Failure to comply with the Series F Certificate of Designation or Rule 144 requirements; and

•	A change in control that would result in the holder exercising its put option (discussed in Note 5 below).

As certain of these triggering events are considered to be outside the control of the Company, the Series F Preferred Stock is considered to be contingently redeemable convertible and as a result, has been classified as mezzanine equity in the Company’s balance sheet.

At the date of the financing, because the conversion of the preferred stock was contingent upon certain events, the conversion feature was determined to not be beneficial.

In addition, on December 28, 2017, as a result of entering into a Secured Promissory Note for a convertible loan which resulted in the adjustment of the conversion price to $0.10, a beneficial conversion feature of $333,333 has been recorded as a discount to the preferred stock and an increase to additional paid in capital. Because the preferred stock is perpetual, in December 2017, the Company fully amortized the discount related to the beneficial conversion feature on the deemed dividend in the consolidated statement of operations.

Warrants

Warrants vested and outstanding as of December 31, 2017 are summarized as follows:

			Amount
	Exercise	Term	Issued and
Source	Price	(Years)	Outstanding

Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-$5.00	5-10	442,000
2015 Series B Financing (see Note 6)
Common Stock Warrants to Series B Stockholders	$0.25	5	6,250,000
Placement Agent Warrants	$0.25	5	187,500
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Placement Agent Warrants	$0.40	5	125,000
2017 Series D Placement Agent Warrants	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000

Total warrants vested and outstanding as of December 31, 2017			11,649,500

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

In February 2017, the Company entered into an agreement with one of its investors to provide advisory services on all matters including financing. In conjunction with this agreement, the Company issued warrants that vest immediately to purchase 125,000 shares of common stock with an exercise price of $0.41 per share with a term of five years. The Company estimated the warrant value to be $30,000 utilizing the Black-Scholes option pricing model and recorded this amount to general and administrative expense for the year due to the immediate vesting.

There are significant judgments and estimates inherent in the determination of the fair value of the Company’s warrants. These judgments and estimates included the assumptions regarding its future operating performance, the time to completing a liquidity event and the determination of the appropriate valuation methods. If the Company had made different assumptions, its warrant valuation could have been significantly different.

Stock Option Plans: 2014 Omnibus Incentive Plan

The 2014 Omnibus Incentive Plan (the “2014 Plan”) was adopted to provide a means by which officers, non-employee directors, and employees of and consultants to the Company and its affiliates could be given an opportunity to acquire an equity interest in the Company. All officers, non-employee directors, and employees of and consultants to the Company are eligible to participate in the 2014 Plan.

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of December 31, 2017, options (net of canceled or expired options) covering an aggregate of 1,130,000 shares of the Company’s common stock had been granted under the 2014 Plan, and the Company had 1,130,000 options outstanding and 870,000 shares available for future grants under the 2014 Plan.

Options granted under the 2014 Plan expire no later than 10 years from the date of grant. Options granted under the 2014 Plan may be either incentive or non-qualified stock options. For incentive and non-qualified stock option grants, the option price shall be at least 100% of the fair value on the date of grants, as determined by the Company’s Board of Directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant.

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,130,000 shares net of cancellations and expirations through December 31, 2017 under the 2014 Plan.

The following is a summary of activity under the 2014 Plan as of December 31, 2017:

	Shares	Options Outstanding
	Available			Weighted
	for Grant of			Average
	Options &	Number of	Price per	Exercise
	Shares	Shares	Share	Price
Balance at December 31, 2016	857,500	1,142,500	$0.42-3.00	$0.61
Options granted	-	-	$-	$-
Options exercised	-	-	$-	$-
Options cancelled	12,500	(12,500)	$1.15	$1.15
Balance at December 31, 2017	870,000	1,130,000	$0.42-3.00	$0.60
Vested and Exercisable at December 31, 2017		662,000	$0.42-3.00	$0.54

The weighted-average remaining contractual term of options vested and exercisable at December 31, 2017 was approximately 6.89 years.

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2017 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of December 31, 2017, the aggregate intrinsic value of options outstanding was $0. As of December 31, 2017, 662,000 options to purchase shares of common stock were exercisable.

Restricted Stock Awards

Restricted stock awards (“RSAs”) are granted to our Board of Directors and members of senior management and are issued pursuant to the Company’s 2014 Omnibus Incentive Plan. On October 20, 2015, a total of 1,200,000 RSAs were granted to members of the Company’s senior management and Board of Directors with a fair market value of approximately $900,000. These RSAs vest from one to three years from the grant date as services are rendered to the Company. For the years ended December 31, 2017 and 2016, the Company recorded $262,500 and $356,250 during each period, in stock-based compensation expense related to these awards, as discussed below. The total amount of unrecognized compensation cost related to non-vested RSAs was $218,750 as of December 31, 2017.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the years ended December 31, 2017 and 2016, the Company recognized stock-based compensation expense of $608,680 and $706,368 (including compensation expense for RSAs discussed above) which was recorded as a general and administrative expense in the consolidated statements of operations.

The total amount of unrecognized compensation cost related to non-vested stock options was $677,238 as of December 31, 2017. This amount will be recognized over a weighted average period of 1.9 years.

5. Provision for Conversion of Preferred Stock

Series B Preferred Stock Conversion Liability

As of August 20, 2015, in connection with the Series B Preferred Stock financing, the Company recorded a liability related to down-round protection provided to the stockholders in the event that the Company would affect another sale or issuance of common stock, stock options or convertible securities with a price per share below $0.80. With the assistance of a third-party valuation specialist, the Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the financing. The Company also performed a review of the conversion liability in conjunction with ASC 815, Derivatives and Hedging/Contracts in Entity’s Own Equity, and determined that the liability requires bifurcation and re-measurement to fair market value at the end of each reporting period. The derivative was valued at $75,488 and was booked as a current liability as of September 30, 2015. The value of this embedded derivative was determined utilizing a with and without method by valuing the preferred stock with and without the down round protection.

As of December 31, 2016, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative was classified as a current liability and was adjusted to $118,821 as of December 31, 2016. The change in fair market value was recorded as non-operating expense of $48,564 for the year ended December 31, 2016.

As of December 31, 2017, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative was classified as a current liability and was adjusted to $6,715 as of December 31, 2017. The change in fair market value was recorded as non-operating income of $102,848 for the year ended December 31, 2017.

Series F Preferred Stock Put Option Liability

As of November 1 2017, in connection with the Series F Preferred Stock financing, the Company recorded a put option liability related to discretionary redemption provided to the stockholders in the event that the Company would undergo a subsequent financing that would result in a change in control. With the assistance of a third-party valuation specialist, the Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the financing. The Company also performed a review of the conversion liability in conjunction with ASC 815, Derivatives and Hedging/Contracts in Entity’s Own Equity, and determined that the liability requires bifurcation and re-measurement to fair market value at the end of each reporting period. The derivative was valued at $103,364 and was booked as a current liability as of November 1, 2017. The value of this embedded derivative was determined utilizing a with and without method by valuing the preferred stock with and without the down round protection.

As of December 31, 2017, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative was classified as a current liability and was considered de minimus as of December 31, 2017. The change in fair market value was recorded as non-operating income of $103,364 for the year ended December 31, 2017.

6. Series B Warrants

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 common stock warrants that are exercisable at a price of $1.15 per share and expire five years from the issuance date. The warrants were initially valued at $2,935,800 utilizing the Black-Scholes pricing model. The warrants are exercisable in cash or through a cashless exercise provision. The Series B warrants also have a “down-round” protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $1.15 per each warrant. The exercise price is automatically adjusted down to the price of the instrument being issued. In October 2016, as a result of the Series C Preferred Stock financing, the exercise price was adjusted to $0.40 and in December, 2016, as a result of the Series D Preferred Stock financing, the exercise price was adjusted to $0.25. In November 2017, as a result of the Series F Preferred Stock financing, the exercise price was adjusted to $0.15 and on December 28, 2017, the exercise price was adjusted to $0.10 after the company entered into a Secured Promissory Note for a convertible loan. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the preferred stock. The Company also performed the same valuation as of December 31, 2017 utilizing the Black-Scholes pricing model and the following assumptions:

	Years Ended December 31,
	2017	2016
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	1.39%	1.616
Expected term (years)	0.25	3.63
Weighted-average fair value of warrants	$0.15	$0.13

This resulted in a warrant value of $551,322 as of December 31, 2017. The change in fair market value at the re-measurement date was recorded as non-operating income totaling $560,986 for the year ended December 31, 2017. The Company performed the same valuation as of December 31, 2016, utilizing the same methodology. This resulted in a warrant value of $1,112,308 as of December 31, 2016. The change in fair market value at the re-measurement date was recorded as non-operating income totaling $1,342,651 for the year ended December 31, 2016.

7. Convertible Bridge Loan

On December 28, 2017, the Company entered into a Secured Promissory Note and Security Agreement for a convertible loan with Emerald Health Sciences, Inc. (“Emerald”). The bridge loan provides for aggregate gross proceeds to Nemus of up to $900,000 and is secured by all of Nemus’ assets. Nemus received proceeds of $500,000 on December 28, 2017 and the bridge loan provides for the funding of the remaining $400,000 subject to certain conditions as described in Note 9 below. The bridge loan bears interest at 12% per annum and matures on June 30, 2018 unless earlier converted into Nemus common stock. The initial conversion price is $0.10 per share.

In connection with the convertible bridge loan financing, the Company recorded a liability related to the conversion option of the bridge loan into the Company’s common stock due to a down-round protection feature present in the loan agreement. The Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the financing utilizing the Black Scholes valuation methodology and the assumptions discussed in Note 6 above. This resulted in a conversion liability value of $235,000 as of the financing close date which was one trading day prior to December 31, 2017.

8. Income Taxes

Under the FASB’s accounting guidance related to income tax positions, among other things, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the guidance provides guidance on de-recognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s Balance Sheets at December 31, 2017 and 2016, and has not recognized interest and/or penalties in the statement of operations for the year ended December 31, 2017. The Company has no uncertain tax positions as of December 31, 2017.

The Company is subject to taxation in the United States and California. The Company’s tax years for 2013 (federal) and 2012 (California) and forward are subject to examination by the United States and California tax authorities.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and business. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $1,831,610. As a result of the full valuation allowance on the net deferred tax assets, there was a corresponding adjustment to the valuation allowance for this same amount. Therefore, there is no impact on the Company’s 2017 earnings for the law change.

Due to the uncertainties which currently exist in the interpretation of the provisions of the Tax Cuts and Jobs Act of 2017 regarding Internal Revenue Code Section 162(m), the Company has not evaluated all of the potential impacts as amended by the Tax Cuts and Jobs Act of 2017 on its financial statements.

The SEC has issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that there is no deferred tax benefit or expense with respect to the re-measurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. Additional analysis of the law and the impact to the Company will be performed and any impact will be recorded in the respective quarter in 2018.

At December 31, 2017, the Company had federal and California net operating loss carry forwards (‘NOLs’) aggregating $13,213,110 and $13,208,310 respectively, which, if not used, it will begin to expire from 2035. The utilization of these NOLs may become subject to limitations based on past and future changes in ownership of the Company pursuant to Internal Revenue Code 382.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred income tax assets are as follows:

	As of December 31,
	2017	2016
Current deferred tax assets/(liabilities):
State taxes	$336	$560
Capitalized research and development costs	22,717	51,118
Accrual to cash adjustment	-	-
Other	295,265	250,284
Net operating loss	3,697,169	4,057,846
Gross deferred tax assets	4,015,487	4,359,808
Valuation allowance	(4,015,487)	(4,359,808)
Total deferred tax assets	$-	$-

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2017 and 2016, due to the following:

	As of December 31,
	2017	2016
Expected income tax benefit at federal statutory tax rate	$(1,082,444)	$(1,111,773)
State income taxes, net of federal benefit	(208,619)	(241,899)
Change in fair value of warrant	(268,519)	(452,930)
Change in valuation allowance	(344,321)	1,720,620
Stock Compensation	73,881	83,332
Other Perm Difference	12	4,250
Tax Cuts and Jobs Act	1,831,610	-
Provision for Income Taxes	$1,600	$1,600

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2017. As a result of this valuation allowance, there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

9. Subsequent Events

Emerald Financing and Change in Control

On January 19, 2018, the Company received the remaining $400,000 in funding under the Secured Promissory Note for a convertible loan (discussed in Note 7 above) as it had satisfied the conditions of the funding which required receipt of conversion notices from all the existing Series B shareholders to convert their preferred shares to common stock. These conversions occurred in January and February of 2018. In addition, the Company entered into a Securities Purchase Agreement in which the Company sold to Emerald 15,000,000 shares of common stock and a warrant to purchase 20,400,000 shares of common stock at an exercise price of $0.10 for aggregate gross proceeds of $1,500,000. This transaction also resulted in the conversion of the $900,000 bridge loan (discussed in note 7 above) at $0.10 per share to 9,000,000 shares of common stock and represented the first of two closings under the agreement. Upon this first closing, Emerald owns a majority of the equity interest in Nemus resulting in a change in control. The current Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, have tendered their resignation and Emerald has appointed its nominees to the new Board.

Emerald Second Closing

As previously disclosed, on January 19, 2018 the Company entered into a Securities Purchase Agreement with Emerald Health Sciences Inc. The second closing under the Agreement occurred on February 16, 2018, pursuant to which Nemus issued and sold to Emerald 15,000,000 shares of Nemus’ common stock, par value $0.001 per share, and a warrant to purchase 20,400,000 shares of Common Stock at an exercise price of $0.10 per share for a term of five years and an accredited investor purchased 2,500,000 shares of Common Stock and a warrant to purchase 3,400,000 shares of Common Stock at an exercise price of $0.10 per share for a term of five years, for aggregate gross proceeds of $1,750,000.

Restricted Stock Awards

On January 18, 2018, the Company entered into Restricted Stock Agreements with each of Dr. Murphy, Elizabeth Berecz, CFO, and Cosmas N. Lykos, the Company’s Founder granting 900,000, 700,000, and 900,000 shares of restricted common stock, respectively. The restricted stock vests in equal 50% installments on the first and second anniversaries of the grant date, subject to continued employment with Nemus through the applicable vesting date. Each Restricted Stock Agreement provides that if an executive’s employment or service is terminated by us without cause, or is terminated by the grantee for good reason, then the executive shall be entitled to receive a cash severance payment equal to six months of their base compensation, payable in substantially equal installments during the six-month period following the termination date.

K2C Independent Contractor Termination Agreement

In February 2018, we entered into separation and release agreement with K2C, which provided for a lump sum payment of One Hundred Eighty Thousand Dollars ($180,000) and the immediate vesting of 900,000 shares of restricted common stock granted pursuant to the Restricted Stock Agreement, 325,000 shares of restricted common stock granted on October 20, 2015, 125,000 options granted on November 21, 2014, and 1,110,000 shares of common stock pursuant to the common stock purchase warrant agreement dated June 20, 2013, in exchange for a release of claims and certain other agreements.

Emerald Independent Contractor Agreement

On February 1, 2018, we entered into an Independent Contractor Agreement with Emerald, pursuant to which Emerald will provide such services as are mutually agreed between us and Emerald, including reimbursements for reasonable expenses incurred in the performance of the Independent Contractor Agreement. The Independent Contractor Agreement specifies a compensation rate as is agreed between our chief executive officer and Emerald’s chief executive officer on a month-to-month basis, and this compensation may exceed $120,000 per year. The Independent Contractor Agreement has an initial term of ten years.

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant (1)
3.2	Amendment to the Articles of Incorporation of the Registrant (1)
3.3	Bylaws of Registrant (1)
3.4	Certificate of Change of Registrant(2)
3.5	Articles of Merger of Registrant and Nemus Bioscience, Inc.(3)
3.8	Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock filed with the Secretary of State of Nevada on August 19, 2015(5)
4.1	Form of Warrants issued by Nemus to certain security holders to purchase an aggregate of 3,000,000 shares of commons stock(3)
4.2	Form of Warrants issued by Nemus to certain security holders to purchase an aggregate of 1,000,000 shares of commons stock(3)
4.3	Form of Common Stock Purchase Warrant to certain security holders to purchase shares of common stock (4)
4.4	Form of Warrant dated April 25, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 100,000 shares of common stock (6)
4.5	Form of Warrant dated April 29, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 90,000 shares of common stock (6)
4.6	Form of Warrant dated April 26, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 6,000 shares of common stock (6)
4.7	Form of Warrant dated June 8, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 10,000 shares of common stock (7)
4.8	Form of Warrant to certain security holders to purchase shares of common stock (5)
4.9	Registration Rights Agreement, dated January 7, 2015, by and between Nemus Bioscience, Inc. and certain investors (8)
10.1†	Nemus Bioscience, Inc. 2014 Omnibus Incentive Plan(3)
10.2†	Form of Stock Option Agreement under 2014 Omnibus Incentive Plan(3)
10.3	Memorandum of Understanding, dated July 31, 2013, between Nemus and University of Mississippi, National Center for Natural Products Research(3)
10.9**	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(3)
10.10**	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(3)
10.11**	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy(3)
10.12	Lease Agreement dated September 1, 2014 between University of Mississippi Research Foundation, Inc. and Nemus(3)
10.13	Center Tower Lease dated October 13, 2014, by and between Nemus and Center Tower Associates LLC. (3)
10.17	Common Stock Purchase Agreement, dated January 7, 2015, by and between Nemus Bioscience, Inc. and certain investors (8)
10.19†	Form of Indemnification Agreement (9)
10.20†	Nemus Bioscience, Inc. Officer Change in Control Severance Plan(10)
10.21	Form of Registration Rights Agreement between Nemus Bioscience, Inc. and certain investors(5)
10.22	Form of Restricted Stock Award Agreement under 2014 Omnibus Incentive Plan (11)
10.23**	License Agreement, dated December 14, 2015, between Nemus and the University of Mississippi, School of Pharmacy (12)
10.24**	License Agreement, dated December 14, 2015, between Nemus and the University of Mississippi, School of Pharmacy (12)

63

10.25**	Letter Agreement with Albany Molecular Research Inc. dated February 5, 2016 (13)
10.26	Form of Securities Purchase Agreement between Nemus Bioscience, Inc. and certain investors(14)
10.27	Form of Registration Rights Agreement between Nemus Bioscience, Inc. and certain investors(14)
10.28	Form of Lock-up Agreement between Nemus Bioscience, Inc. and certain shareholders (15)
10.29	Form of Securities Purchase Agreement between Nemus Bioscience, Inc. and certain investors(16)
10.30	Form of Registration Rights Agreement between Nemus Bioscience, Inc. and certain investors(16)
10.31	Form of Lock-up Agreement between Nemus Bioscience, Inc. and certain shareholders (17)
10.32**	License Agreement, dated January 10, 2017, between Nemus and the University of Mississippi, School of Pharmacy (18)
10.33	Securities Purchase Agreement, dated May 3, 2017, between Nemus Bioscience, Inc. and Schneider Finance LLC (19)
10.34	Financial Guarantee dated May 3, 2017 (20)
10.35	Form of Securities Purchase Agreement (21)
10.36	Form of Registration Rights Agreement (21)
10.37†	Form of Restricted Stock Agreement (22)
10.38	Securities Purchase Agreement (22)
10.39	Convertible Bridge Promissory Note(23)
10.40*	Independent Contractor Termination Agreement and Release
10.41*	Independent Contractor Agreement
21.1	Subsidiaries of the Registrant(3)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1***	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins††	Instance Document
101.sch††	XBRL Taxonomy Schema Document
101.cal††	XBRL Taxonomy Calculation Linkbase Document
101.def††	XBRL Taxonomy Definition Linkbase Document
101.lab††	XBRL Taxonomy Label Linkbase Document
101.pre††	XBRL Taxonomy Presentation Linkbase Document
__________________

(1)	Included as exhibit to our Registration Statement on Form S-1 filed on January 30, 2013
(2)	Included as exhibit to our Current Report on Form 8-K filed on October 30, 2014.
(3)	Included as exhibit to our Current Report on Form 8-K filed on November 3, 2014.
(4)	Included as exhibit to our Current Report on Form 8-K filed April 7, 2015.
(5)	Included as exhibit to our Current Report on Form 8-K filed August 20, 2015.
(6)	Included as exhibit to our Quarterly Report on Form 10-Q filed May 13, 2015
(7)	Included as exhibit to our Quarterly Report on Form 10-Q filed August 14, 2015
(8)	Included as exhibit to our Current Report on Form 8-K filed on January 9, 2015.
(9)	Included as exhibit to our Current Report on Form 8-K filed on January 12, 2015.
(10)	Included as exhibit to our Current Report on Form 8-K filed on February 27, 2015.
(11)	Included as exhibit to our Current Report on Form 8-K filed on October 22, 2015.
(12)	Included as exhibit to our Current Report on Form 8-K filed on December 18, 2015.
(13)	Included as exhibit to our Annual Report on Form 10-K filed on March 21, 2016.
(14)	Included as exhibit to our Current Report on Form 8-K filed on October 26, 2016
(15)	Included as exhibit to our Current Report on Form 8-K filed on October 27, 2016.
(16)	Included as exhibit to our Current Report on Form 8-K filed on December 29, 2016.
(17)	Included as exhibit to our Current Report on Form 8-K filed on January 10, 2017.
(18)	Included as exhibit to our Current Report on Form 8-K/A filed on January 20, 2017.
(19)	Included as exhibit to our Current Report on Form 8-K filed on May 4, 2017.
(20)	Included as exhibit to our Current Report on Form 8-K filed on July 11, 2017.
(21)	Included as exhibit to our Current Report on Form 8-K filed on November 2, 2017.
(22)	Included as exhibit to our Current Report on Form 8-K filed on January 22, 2018.
(23)	Included as exhibit to our Current Report on Form 8-K filed on January 3, 2018.
*	Filed Herewith
**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
***	Furnished Herewith
†	Management contract or compensatory plan or arrangement.
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

Item 16. Form 10-K Summary.

None.

64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc. a Nevada corporation

March 19, 2018	By:	/s/ Brian S. Murphy
	Its:	Brian S. Murphy
Chief Executive Officer, Chief Medical Officer, Director
(Principal Executive Officer)

March 19, 2018	By:	/s/ Elizabeth M. Berecz
	Its:	Elizabeth M. Berecz
Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian S. Murphy	March 19, 2018
Brian S. Murphy
Its:	Chief Executive Officer, Chief Medical Officer, Director
(Principal Executive Officer)

By:	/s/ Punit Dhillon	March 19, 2018
Punit Dhillon
Its:	Director

By:	/s/ Jim Heppell	March 19, 2018
Jim Heppell
Its:	Director

65