Form 10-Q
period 2018-03-31
Nemus Bioscience, Inc.
filed 2018-05-15
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55136

Nemus Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0692882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 North Marina Drive, Long Beach, CA 90803
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

As of May 10, 2018, there were 132,601,579 shares of the issuer's $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

ASSETS
	(Unaudited)
	March 31,	December 31,
	2018	2017
Current assets
Cash and cash equivalents	$2,945,312	$259,955
Restricted cash	4,428	4,428
Prepaid expenses	206,317	291,428
		-
Total current assets	3,156,057	555,811

Property and equipment, net	2,134	1,407

Total assets	$3,158,191	$557,218

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT
	(Unaudited)
	March 31,	December 31,
	2018	2017
Current liabilities
Accounts payable	$98,757	$100,921
Accounts payable to related party	100,000	-
Accrued payroll and related expenses	45,704	54,512
Accrued expenses	78,237	143,826
Provision for conversion of Series B preferred stock	-	6,715
Convertible debt	-	235,000
Provision for conversion of convertible debt	-	265,000

Total current liabilities	322,698	805,974

Noncurrent liabilities
Warrant liabilities	8,589,472	551,322

Total noncurrent liabilities	8,589,472	551,322

Total liabilities	8,912,170	1,357,296

Commitments and contingencies
(Note 3)

Redeemable Convertible Series B Preferred Stock, $0.001 par value, 20 million shares authorized; none issued and outstanding as of March 31, 2018 and 2,833.55 issued and outstanding as of December 31, 2017,
net of $347,091 of issuance costs	-	822,201

Convertible Series D Preferred Stock, $0.001 par value, 20 million shares authorized; none issued and outstanding as of March 31, 2018, and 200 issued and outstanding as of December 31, 2017,
net of $30,557 of issuance costs	-	169,446

Convertible Series F Preferred Stock, $0.001 par value, 20 million shares authorized; none issued and outstanding as of March 31, 2018 and 2,000 issued and outstanding as of December 31, 2017,
net of $118,855 of issuance costs	-	1,777,781

Stockholders’ deficit
Common stock, $0.001 par value; 236 million shares authorized;
132,414,079 issued and outstanding as of March 31, 2018
and 33,622,829 issued and outstanding as of December 31, 2017	132,414	33,623
Additional paid-in-capital	15,375,360	9,444,831
Warrants	982,911	982,911
Accumulated deficit	(22,244,664)	(14,030,871)

Total stockholders’ deficit	(5,753,979)	(3,569,506)

Total liabilities and stockholders’ deficit	$3,158,191	$557,218

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017

Operating expenses
Research and development	$25,000	$92,100
General and administrative	1,226,361	1,288,053

Total operating expenses	1,251,361	1,380,153

Operating loss	(1,251,361)	(1,380,153)

Interest expense	3,100	-

Other expense (income)
Change in fair value of warrant liability	(1,162,493)	(12,561)
Fair value of warrant liability in excess of proceeds	7,174,634	-
Change in fair value of conversion rights of Series B preferred stock	-	(85,205)
Change in fair value of conversion rights of convertible debt	185,000	-
Financing transaction costs	137,191	-
Loss on extinguishment of convertible debt	590,392	-
Amortization of convertible debt discount	34,608	-

Net Loss before income taxes	(8,213,793)	(1,282,387)

Provision for income taxes	-	831

Net loss	$(8,213,793)	$(1,283,218)

Less: Preferred deemed dividend	-	711,000
Net loss applicable to common shareholders	$(8,213,793)	$(1,994,218)

Basic earnings per common share	$(0.09)	$(0.09)
Diluted earnings per common share	$(0.09)	$(0.09)

Weighted average shares of common stock outstanding
Basic	88,632,979	23,247,530
Diluted	88,632,979	23,247,530

See accompanying notes to the unaudited consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended	Three months ended
	March 31,	March 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(8,213,793)	$(1,283,218)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	331	2,428
Stock-based compensation expense	229,609	152,169
Amortization of warrants and stock issued for services (1)	-	5,000
Change in fair value of conversion rights of Series B preferred stock	-	(85,205)
Change in fair value of conversion rights of convertible debt	185,000	-
Change in fair value of warrant liabilities	(1,162,493)	(12,561)
Fair value of warrant liability in excess of proceeds	7,174,634	-
Loss on extinguishment of convertible debt	590,392	-
Amortization of convertible debt discount	34,608	-
Common stock issued for services	-	187,550
Changes in assets and liabilities:
Prepaid expenses (1)	85,111	43,994
Accounts payable	(2,164)	(47,486)
Accounts payable to related party	100,000	-
Accrued payroll and related expenses	(8,808)	(48,368)
Accrued license and patent reimbursement fees	-	16,250
Accrued expenses and other liabilities	(65,589)	253,042
Net cash used in operating activities	(1,053,162)	(816,405)
Cash flows from investing activities:
Purchases of property and equipment	(1,059)	-
Net cash used in investing activities	(1,059)	-
Cash flows from financing activities:
Proceeds from Series D preferred stock issuance, net of $183,343 issuance costs (2)	-	1,131,857
Proceeds from Common stock issuance, net of $9,122 issuance costs	3,240,878	-
Proceeds from Warrant exercises	98,700	-
Proceeds from Convertible debt issuance	400,000	-
Net cash provided by financing activities	3,739,578	1,131,857

Net increase in cash, cash equivalents and restricted cash	2,685,357	315,452

Cash, cash equivalents and restricted cash, beginning of period	264,383	102,320

Cash, cash equivalents and restricted cash, end of period	$2,949,740	$417,772

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	2,945,312	380,272
Restricted cash	4,428	37,500

Total cash, cash equivalents and restricted cash shown in the consolidated
statements of cash flows	$2,949,740	$417,772

Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$1,631

Supplemental disclosures of non-cash financing activities:
Conversion of outstanding preferred stock into common stock	$1,947,227	$880,000
Conversion of outstanding preferred stock subject to redemption into common stock	$828,916	$405,625
Fair value of common stock issued in extinguishment of convertible debt	$1,710,000	$-
Fair value of warrants issued in connection with Emerald financing	$10,424,634	$-
Release of warrant liabilities due to exercise of warrants	$1,223,991	$-

Supplemental disclosures of non-cash financing and investing activities:

(1)

During the three months ended March 31, 2017, warrants issued to service providers for consulting services were valued at $30,000 and were recorded as a Prepaid expense and amortized over the service period.

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

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations, Business Activities and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

Nemus Bioscience, Inc. is a biopharmaceutical company that plans to develop and commercialize therapeutics from cannabinoids through a partnership with the University of Mississippi. The University of Mississippi (“UM”) is federally permitted and licensed to cultivate cannabis for research purposes. Unless otherwise specified, references in these Notes to the Unaudited Consolidated Financial Statements to the “Company,” “we” or “our” refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. (“LGL”), together with its wholly-owned subsidiary, Nemus, a California corporation (“Nemus”). Nemus became the wholly owned subsidiary of Nemus Bioscience, Inc. through the Merger (as defined below).

Nemus Bioscience, Inc. (formerly LGL) was incorporated in Nevada on March 16, 2011. Nemus was incorporated in California on July 17, 2012. Our headquarters are located in Long Beach, California.

In January 2018, the Company entered into a securities purchase agreement with Emerald Health Sciences, Inc. (“Emerald”) discussed in note 4 below in which Emerald purchased a majority of the equity interest in Nemus resulting in a change in control. The current Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, have tendered their resignation and Emerald has appointed its nominees to the new Board.

As of March 31, 2018, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

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

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since our inception. As of March 31, 2018, we had cash and cash equivalents of $2,945,312. The Company anticipates that it will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that the Company will not have sufficient funds to meet its obligations within one year after the date the consolidated financial statements were issued. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restricted Cash

A deposit of $4,428 as of both March 31, 2018 and December 31, 2017 was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company’s credit cards.

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

The carrying values of our financial instruments, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The warrant liability for the Emerald warrants and the associated put option were valued utilizing Level 3 inputs primarily from a third party independent appraisal conducted as of March 31, 2018.

Property and Equipment, Net

As of March 31, 2018 and December 31, 2017, property and equipment, net, was $2,134 and $1,407 respectively, consisting primarily of computers and equipment. Expenditures for additions, renewals and improvements will be capitalized at cost. Depreciation will generally be computed on a straight-line method based on the estimated useful life of the related assets currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The Company is required to record all components of comprehensive income (loss) in the consolidated financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), net of their related tax effect, arrived at a comprehensive income (loss). For the three months ended March 31, 2018 and 2017, the comprehensive income (loss) was equal to the net income (loss).

Earnings per share

The Company applies FASB ASC No. 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share would include the dilutive effect of outstanding warrants and awards granted to employees under stock-based compensation plans. Potentially dilutive shares of the Company’s common stock are excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive for the periods presented. For the three months ended March 31, 2018, warrants to purchase 51,443,250 common shares and stock options exercisable for 1,030,000 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share. For the three months ended March 31, 2017, 3,625.375 shares of Series B Preferred Stock convertible into 14,501,500 common shares at $0.25 per share, 706 shares of Series D Preferred Stock convertible into 2,824,000 common shares at $0.25 per share, warrants to purchase 11,649,500 common shares and stock options exercisable for 1,130,000 common shares outstanding at the end of the period are excluded from the calculation of diluted loss per common share.

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

UM 5070 license agreement:

On January 10, 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date and this amount was paid in January, 2018. The aggregate milestone payment under the license agreements, if the milestones are achieved, is $0.7 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

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

The Company maintained its principal executive offices located in a shared office suite located at 600 Anton Blvd., Suite 1100, Costa Mesa, CA, 92626 under a month-to-month agreement. Effective March 1, 2018, the Company moved its corporate offices to 130 North Marina Drive, Long Beach, CA 90803 under a month-to-month agreement at a rate of approximately $2,600 per month.

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

Total net rent expense related to our operating leases for the three months ended March 31, 2018 and 2017 was $4,311 and $56,449, respectively. There are no future minimum payments under non-cancellable operating leases.

Related Party Matters

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by the Company’s then Executive Chairman and Co-Founder, Mr. Cosmas N. Lykos, pursuant to which we paid K2C a monthly fee for services performed by Mr. Lykos for our company. The agreement expired on June 1, 2017 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement was $10,000 and increased to $20,000 effective April 1, 2017.

In February 2018, we entered into a separation and release agreement with K2C, which provided for a lump sum payment of $180,000 and the immediate vesting of 900,000 shares of restricted common stock granted on January 18, 2018, 325,000 shares of restricted common stock granted on October 20, 2015, and 125,000 options granted on November 21, 2014, in exchange for a release of claims and certain other agreements. The Company recognized additional stock based compensation expense of $112,270 for these restricted stock and option awards.

For the three months ended March 31, 2018 and 2017, total cash payments made under these agreements was $220,000 (including the previously discussed lump sum payment) and $30,000 respectively. Under the separation agreement, Mr. Lykos is also eligible to participate in our health, death and disability insurance plans for six months subsequent to K2C’s separation.

On February 1, 2018, we entered into an Independent Contractor Agreement with Emerald, pursuant to which Emerald will provide such services as are mutually agreed between the Company and Emerald, including reimbursement for reasonable expenses incurred in the performance of the Independent Contractor Agreement. These services can include, but are not limited to corporate advisory services and technical expertise in the areas of business development, marketing and product development. The Independent Contractor Agreement specifies a compensation rate as is agreed between our chief executive officer and Emerald’s chief executive officer on a month-to-month basis. For the three months ended March 31, 2018, the Company incurred expenses of $100,000 under this Agreement. In addition, the Company accrued $15,000 in advisory fees payable directly to Emerald’s chief executive officer for advisory services rendered and these fees were paid in April 2018. The Independent Contractor Agreement has an initial term of ten years.

Legal Matters

General Litigation and Disputes

From time to time, in the normal course of our operations, we may be a party to litigation and other dispute matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations. As of March 31, 2018, there were no pending or threatened lawsuits or claims that could reasonably be expected to have a material effect on the Company’s financial position or results of operations, but the Company has filed a petition commencing arbitration as described below.

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

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of March 31, 2018, the Company had no proceedings or inquiries.

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

Pursuant to the terms of the Agreement, Nemus will pay an estimated $154,000 to $183,000 in fees and expenses for the initial evaluation and development of a process for the production of Nemus’ pro-drug of THC to ensure reproducibility, quality and safety and an estimated $142,900 for analytical method development and qualification. The Company did not recognize any research and development expense under this agreement for the three months ended March 31, 2018 and 2017, respectively. After the initial evaluation and development, Nemus has agreed to pay additional fees and expenses for sample production of Nemus’ pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

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

For the year ended December 31, 2017, the Series B Preferred stockholders converted 1,197.45 shares of their preferred stock to common stock as allowed under the Series B Preferred Stock Agreement. This resulted in the issuance of 5,910,666 shares of common stock at an effective price of $0.25 per share prior to November 1, 2017 and $0.15 per share from November 1, 2017 to December 27, 2017 after issuance of the Series F Preferred Stock. On December 28, 2017, the conversion rate was reset to $0.10 per share as a result of the convertible bridge loan but no conversions occurred from this date through-year end.

For the year ended December 31, 2017, the Series D Preferred stockholders converted 1,000 shares of their preferred stock as allowed under the Series D Preferred Stock Agreement, resulting in the issuance of 4,000,000 shares of common stock at an effective price of $0.25 per share. On December 28, 2017, the conversion rate was reset to $0.10 per share as a result of the convertible bridge loan but no conversions occurred from this date through-year end.

On January 19, 2018, the Company entered into a Securities Purchase Agreement in which the Company sold to Emerald 15,000,000 shares of common stock and a warrant to purchase 20,400,000 shares of common stock at an exercise price of $0.10 for aggregate gross proceeds of $1,500,000 (“the Emerald Financing”). This transaction also resulted in the conversion of the $900,000 bridge loan (discussed in note 7 below) at $0.10 per share to 9,000,000 shares of common stock and represented the first of two closings under the Agreement. As a result of this transaction, the Company had a change in control and all Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, tendered their resignation. Emerald has appointed its nominees to the new Board. The Securities Purchase Agreement also provides that in the case of a subsequent financing in which the purchase price is less than $0.10 per share, Emerald shall be issued additional shares in order to protect against anti-dilution.

The second closing under the Emerald Financing occurred on February 16, 2018, pursuant to which Nemus issued and sold to Emerald 15,000,000 shares of Nemus’ common stock, and a warrant to purchase 20,400,000 shares of Common Stock at an exercise price of $0.10 per share for a term of five years. In addition, an accredited investor purchased 2,500,000 shares of common stock and a warrant to purchase 3,400,000 shares of common stock at an exercise price of $0.10 per share for a term of five years. The Company received aggregate gross proceeds of $1,750,000 from this second closing.

For the three months ended March 31, 2018, all remaining Series B, D, and F stockholders converted their shares of preferred stock to common stock at an effective price of $0.10 per share. This resulted in 2,833.55 Series B Preferred Stock being converted into 28,335,500 shares of common stock, 200 shares of Series D Preferred Stock being converted into 2,000,000 shares of common stock, and 2,000 shares of Series F Preferred Stock being converted into 20,000,000 shares of common stock. All such conversions occurred prior to the change in control which took effect on January 19, 2018. In addition, Series B warrant holders exercised warrants with an intrinsic value of $1,125,291 which resulted in the issuance of 4,406,250 shares of common stock.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share.

Redeemable Convertible Series B Preferred Stock: In August 2015, the Company sold 5,000 shares of Series B Convertible Preferred Stock and warrants to purchase 6,250,000 shares of the Company’s common stock for an aggregate purchase price of $1,000 per share resulting in gross proceeds of $5.0 million. Each share of preferred stock was initially convertible into 1,250 shares of common stock which resulted in an effective conversion price of $0.80 per common share and could be converted by the holder at any time. The Series B Preferred Stock also has a “down-round” protection feature provided to the investors if the Company subsequently issues or sell any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $0.80 per common share. The conversion price is automatically adjusted down to the price of the instrument being issued. In October 2016, as a result of the Series C Preferred Stock Agreement (as discussed below), the conversion price of the Series B Preferred Stock was reset to $0.40. On December 29, 2016, as a result of the Series D Preferred Stock Agreement, the conversion price of the Series B Preferred Stock was reset to $0.25. On November 1, 2017, as a result of the Series F Preferred Stock Agreement, the conversion price of the Series B Preferred Stock was reset to $0.15 per share. On December 28, 2017 as a result of entering into a Secured Promissory Note for a convertible loan, the Series B Preferred Stock conversion price was reset to $0.10 per share. The Series B Preferred Stock has liquidation preference over other preferred shares and common stock and have voting rights equal to the number of common shares into which each holder’s preferred stock is convertible as of the record date. If dividends are declared on the common stock, the holders of the preferred stock shall be entitled to participate in such dividends on an as-if converted basis. The warrants are exercisable at a price of $1.15 per share, subject to reset, and expire five years from the issuance date.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B Preferred stockholders receive an amount per share equal to the conversion price of $0.10, subject to down-round adjustment, multiplied by the as-if converted share amount of 28,335,500 common shares, totaling $2,833,550 as of December 31, 2017. If upon the liquidation, the assets are insufficient to permit payments to the Series B holders, all assets legally available will be distributed in a pro rata basis among the Series B holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

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

For the three months ended March 31, 2018, the Series B stockholders converted all remaining 2,833.55 shares at a conversion rate of 10,000:1 resulting in the issuance of 28,335,500 shares of common stock. As a result, there is no liquidation preference outstanding as of March 31, 2018 related to the Series B Preferred Stock.

Convertible Series C Preferred Stock: In October 2016, the Company sold 500 shares of Series C convertible preferred stock with a purchase price of $1,000 per share for gross proceeds of $500,000 to a healthcare investment fund under the Series C Preferred Stock Agreement. Each share of Series C Preferred Stock was initially convertible into 2,500 shares of common stock which resulted in an effective conversion price of $0.40 per common share. This resulted in the reduction of the conversion price of the Series B Preferred Stock to $0.40 and a reduction in the exercise price of the Series B warrants to $0.40. On December 29, 2016, as a result of the Series D Preferred Stock Agreement (as discussed below), the conversion price of the Series C Preferred Stock was reset to $0.25. As part of the terms of the Series C Preferred Stock Agreement, the Company entered into a Registration Rights Agreement with the purchaser to file a registration statement to register for resale the shares of common stock underlying the preferred shares within 30 days following the closing of the agreement. Each Preferred Stock is convertible into common stock at any time at the election of the investor. The terms of the Series C Convertible Preferred Stock are as follows:

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

Convertible Series D Preferred Stock: In January 2017, the Company sold 1,200 shares of Series D convertible preferred stock with a purchase price of $1,000 per share for gross proceeds of $1,200,000 to a healthcare investment fund and other private investors under the Series D Preferred Stock Agreement. Each share of Series D Preferred Stock was initially convertible into 4,000 shares of common stock which resulted in an effective conversion price of $0.25 per common share. This resulted in the reduction of the conversion price of the Series B and Series C Preferred Stock to $0.25 and a reduction in the exercise price of the Series B warrants to $0.25. As part of the terms of the Series D Preferred Stock Agreement, the Company entered into a Registration Rights Agreement with the purchasers to file a registration statement to register for resale the shares of common stock underlying the preferred shares within 30 days following the closing of the agreement. Each Preferred Stock is convertible into common stock at any time at the election of the investor. The terms of the Series D Convertible Preferred Stock are identical to those of the Series C Convertible Preferred Stock agreement discussed above with the exception of the initial conversion price which was $0.25 per common share.

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

The Series D stock has liquidation preference over common stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series D Preferred stockholders receive an amount per share equal to the conversion price of $0.10, subject to down-round adjustment, multiplied by the as-if converted share amount of 2,000,000 common shares, totaling $200,000 as of December 31, 2017.

For the three months ended March 31, 2018, the Series D stockholders converted all remaining 200 shares at a conversion rate of 10,000:1 resulting in the issuance of 2,000,000 shares of common stock. As a result, there is no liquidation preference outstanding as of March 31, 2018 related to the Series D Preferred Stock.

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

For the three months ended March 31, 2018, the Series F stockholders converted all remaining 2,000 shares at a conversion rate of 10,000:1 resulting in the issuance of 20,000,000 shares of common stock. As such, there was no liquidation preference outstanding related to the Series F preferred stock as of March 31, 2018.

Warrants

Warrants vested and outstanding as of March 31, 2018 are summarized as follows:

			Amount
	Exercise	Term	Issued and
Source	Price	(Years)	Outstanding

Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-$5.00	5-10	442,000
2015 Series B Financing (see Note 6)
Common Stock Warrants to Series B Stockholders	$0.00	5	1,843,750
Placement Agent Warrants	$0.00	5	187,500
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Placement Agent Warrants	$0.40	5	125,000
2017 Series D Placement Agent Warrants	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	44,200,000

Total warrants vested and outstanding as of March 31, 2018			51,443,250

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

2018 Warrants

In January and February 2018, the Company issued 44,200,000 warrants to purchase common stock to Emerald Health Sciences and an accredited investor in conjunction with the Emerald Financing discussed above. The warrants vest immediately and have an exercise price of $0.10 per share with a term of five years. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Emerald warrants should be classified as a liability. See additional discussion in Note 6 below.

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

Stock Option Plan: 2014 Omnibus Incentive Plan

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

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Plan. The 2014 Plan reserved 3,200,000 shares for future grants. As of March 31, 2018, options (net of canceled or expired options) covering an aggregate of 1,030,000 shares of the Company’s common stock had been granted under the 2014 Plan, and the Company had 1,030,000 options outstanding and 970,000 shares available for future grants under the 2014 Plan.

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

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares acquired generally vest over a period of five years from the date of grant. The Company granted options to purchase 1,030,000 shares net of cancellations and expirations through March 31, 2018 under the 2014 Plan.

The following is a summary of activity under the 2014 Plan as of March 31, 2018:

	Shares	Options Outstanding
	Available			Weighted
	for Grant of			Average
	Options &	Number of	Price per	Exercise
	Shares	Shares	Share	Price

Balance at December 31, 2017	870,000	1,130,000	$0.42-3.00	$0.60
Options granted	-	-	$-	$-
Options exercised	-	-	$-	$-
Options cancelled	100,000	(100,000)	$0.42-$3.00	$2.57
Balance at March 31, 2018	970,000	1,030,000	$0.42-$3.00	$0.42

Vested and Exercisable at March 31, 2018		668,000	$0.42	$0.42

The weighted-average remaining contractual term of options vested and exercisable at March 31, 2018 was approximately 6.62 years.

During the three months ended March 31, 2018, the Company had cancellations of vested stock options totaling 100,000 options. Stock compensation expense for the three months ended March 31, 2018 and 2017 was $41,005 and $86,544, respectively, and was recorded to general and administrative expense.

The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at March 31, 2018 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). As of March 31, 2018, the aggregate intrinsic value of options outstanding was $0. As of March 31, 2018, 668,000 options to purchase shares of common stock were exercisable.

The total amount of unrecognized compensation cost related to non-vested stock options was $349,013 as of March 31, 2018. This amount will be recognized over a weighted average period of 1.42 years.

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

On January 18, 2018, the Company entered into Restricted Stock Agreements with each of Dr. Murphy, Elizabeth Berecz, CFO, and Cosmas N. Lykos, the Company’s Founder granting 900,000, 700,000, and 900,000 shares of restricted common stock, respectively, with a fair market value of $475,000. These agreements were issued outside of the 2014 Omnibus Incentive Plan. The restricted stock vests in equal 50% installments on the first and second anniversaries of the grant date, subject to continued employment with Nemus through the applicable vesting date. Each Restricted Stock Agreement provides that if an executive’s employment or service is terminated by the Company without cause, or is terminated by the grantee for good reason, then the executive shall be entitled to receive a cash severance payment equal to six months of their base compensation, payable in substantially equal installments during the six-month period following the separation along with accelerated vesting of all outstanding stock awards.

On February 28, 2018, in conjunction with the signing of the K2C separation agreement discussed in Note 3 above, Mr. Lykos’ unrestricted stock awards amounting to 1,225,000 shares became immediately vested resulting in the recording of compensation expense of $117,958 which represents the fair market value of those shares as of the separation date.

For the three months ended March 31, 2018 and 2017, the Company recorded $188,604 and $65,625 during each period, in stock-based compensation expense related to these restricted stock awards. The total amount of unrecognized compensation cost related to non-vested RSAs was $384,396 as of March 31, 2018.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statements of operations includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the three months ended March 31, 2018 and 2017, the Company recognized stock-based compensation expense of $229,609 and $152,169 (including compensation expense for RSAs discussed above) which was recorded as a general and administrative expense in the consolidated statements of operations.

5. Provisions for Conversion of Preferred Stock and Put Option Liability

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

During the three months ended March 31, 2018, all remaining Series B Preferred Stock was converted to common stock by their shareholders and as a result, the Series B conversion liability was reduced to zero as of March 31, 2018. The reduction of this liability totaling $6,715 was recorded as non-operating income for the three months ended March 31, 2018.

Series F Preferred Stock Put Option Liability

As of November 1, 2017, in connection with the Series F Preferred Stock financing, the Company recorded a put option liability related to discretionary redemption provided to the stockholders in the event that the Company would undergo a subsequent financing that would result in a change in control. With the assistance of a third-party valuation specialist, the Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the financing. The Company also performed a review of the conversion liability in conjunction with ASC 815, Derivatives and Hedging/Contracts in Entity’s Own Equity, and determined that the liability requires bifurcation and re-measurement to fair market value at the end of each reporting period. The derivative was valued at $103,364 and was booked as a current liability as of November 1, 2017. The value of this embedded derivative was determined utilizing a with and without method by valuing the preferred stock with and without the down round protection.

As of December 31, 2017, the Company engaged a third-party valuation specialist to re-measure the conversion liability to fair market value as of that date utilizing the same methodology previously performed. The derivative was classified as a current liability and was considered de minimis as of December 31, 2017. The change in fair market value was recorded as non-operating income of $103,364 for the year ended December 31, 2017. In March 2018, the Series F Preferred shareholder converted their shares to common stock and as a result, the Company did not record a put option liability as of March 31, 2018.

6. Series B Warrant and Emerald Warrant Liabilities

Series B Warrant Liability

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 common stock warrants that are exercisable at a price of $1.15 per share and expire five years from the issuance date. The warrants were initially valued at $2,935,800 utilizing the Black-Scholes pricing model. The warrants are exercisable in cash or through a cashless exercise provision and contain certain cash redemption rights. The Series B warrants also have a “down-round” protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $1.15 per each warrant. The exercise price is automatically adjusted down to the price of the instrument being issued. In October 2016, as a result of the Series C Preferred Stock financing, the exercise price was adjusted to $0.40 and in December 2016, as a result of the Series D Preferred Stock financing, the exercise price was adjusted to $0.25. In November 2017, as a result of the Series F Preferred Stock financing, the exercise price was adjusted to $0.15 and on December 28, 2017, the exercise price was adjusted to $0.10 after the company entered into a Secured Promissory Note for a convertible loan. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the preferred stock. The Company also performed the same valuation as of December 31, 2017 utilizing the Black-Scholes pricing model. This resulted in a warrant value of $551,322 as of December 31, 2017. The change in fair market value at the re-measurement date was recorded as non-operating income totaling $560,986 for the year ended December 31, 2017.

In January 2018, Series B warrant holders exercised 987,000 warrants at an exercise price of $0.10 resulting in cash proceeds to the Company of $98,700. On January 19, 2018 as a result of the Emerald Financing, the Series B warrant exercise price was reset to $0.00. The strike price for these warrants is now permanently reset. Subsequent to this date, Series B warrant holders exercised 3,419,250 warrants resulting in the issuance of 3,419,250 shares of common stock with no consideration. The intrinsic value of the warrant exercises for the three months ended March 31, 2018 was $1,125,291. At each of the exercise dates, the Company marked the warrants to fair market value which was determined by a Black Scholes computation which considered the closing trading price on the exercise dates. As of March 31, 2018, the fair market value of the remaining Series B warrants was also determined via a Black Scholes computation. As such, the Company recorded a liability of $483,438 and the change in fair market value for these warrants along with the warrant exercises totaling $1,223,991 was recorded as non-operating expense during the three months ended March 31, 2018. As the remaining warrant holders still held certain cash redemption rights upon the occurrence of certain fundamental transactions, as defined in the Series B warrant agreements, the warrants were still considered to require liability classification. The assumptions utilized for the Black Scholes computations are outlined below:

	As of Period End
	March 31, 2018	December 31, 2017
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	1.95%	1.947-1.949%
Expected term (years)	2.25	2.64-2.65
Weighted-average fair value of warrants	$0.238	$0.086

Emerald Warrant Liabilities

Warrant liability

In January and February 2018, the Company issued 44,200,000 warrants to purchase common stock in conjunction with the Emerald Financing discussed above. The warrants vest immediately and have an exercise price of $0.10 per share with a term of five years. The warrants are exercisable in cash or through a cashless exercise provision. The warrants also have an anti-dilution protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $0.10 per each warrant. The exercise price is automatically adjusted down to the price of the instrument being issued. In addition, the warrant holder has the right to participate in subsequent financing transactions on an as-if converted basis. The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Emerald warrants should be classified as a liability and re-measured to fair market value at the end of each reporting period. With the assistance of a third-party valuation specialist, the Company valued the warrant liability utilizing the Monte Carlo valuation method pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing dates of the financings and as of March 31, 2018.

As of January 18, 2018 and February 16, 2018, in connection with the Emerald Financing, the Company recorded a warrant liability related to a discretionary redemption provided to the warrant holders in the event that the Company would undergo a subsequent financing that would result in a change in control. With the assistance of a third-party valuation specialist, the Company valued the warrant liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the financing. The Company also performed a review of the warrant liability in conjunction with ASC 815, Derivatives and Hedging/Contracts in Entity’s Own Equity, and determined that the warrant liability does not requires bifurcation. As of March 31, 2018, the derivative was classified as a current warrant liability valued at $138,630. Because the amount of proceeds related to this financing exceeded the value assigned to the related Emerald warrant liability, the full amount of the warrant liability was charged to non-operating expense and included as part of the fair value in excess of proceeds adjustment discussed below.

Fair Value Computations

The estimated fair value of the warrants issued on January 19, 2018 (the January Closing Date) and at March 31, 2018 was $4,654,922 and $3,671,089, respectively. The estimated fair value of the warrants issued on February 16, 2018 (the February Closing Date) and at March 31, 2018 was $5,631,051 and $4,296,315, respectively. The change in fair market value from the closing dates to March 31, 2018 amounted to $2,318,569 and was recorded as non-operating income for the three-month period then ended.

Given that the fair value of the derivative warrants issued on the January Closing Date exceeded the total proceeds of the private placement of $1,500,000, as of that date, no net amounts above par value were allocated to common stock. The $3,154,922 amount by which the recorded liabilities exceeded the proceeds was charged to non-operating expense at the January Closing Date. Given that the fair value of the derivative warrants issued on the February Closing Date exceeded the total proceeds of the private placement of $1,750,000, as of that date, no net amounts above par value were allocated to commons stock. The $3,881,051 amount by which the recorded liabilities exceeded the proceeds was charged to non-operating expense at the February Closing Date. In addition, given that there were no amounts allocated to common stock related to these two closings, issuance costs totaling $137,191 were also charged to non-operating expense at the closing dates.

The derivative liabilities were valued based on Monte Carlo simulations conducted at the closing dates of the January and February closings and at March 31, 2018 using the following assumptions:

	March 31, 2018	On issuance
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	2.54-2.55%	2.45-2.6%
Expected term (years)	4.8-4.88	5.0
Closing price per share of common stock	$0.24	$0.29-0.30

7. Convertible Bridge Loan

On December 28, 2017, the Company entered into a Secured Promissory Note and Security Agreement for a convertible loan with Emerald. The bridge loan provides for aggregate gross proceeds to Nemus of up to $900,000 and is secured by all of Nemus’ assets. Nemus received proceeds of $500,000 on December 28, 2017 and on January 19, 2018, the Company received the remaining $400,000 in funding as it had satisfied the conditions of the funding. These conditions required receipt of conversion notices from all the existing Series B shareholders to convert their preferred shares to common stock. Such conversions occurred in January and February of 2018. Also, on January 19, 2018, in conjunction with the Emerald Securities Purchase Agreement, the bridge loan was converted at $0.10 per share to common stock resulting in the issuance of 9,000,000 additional shares.

In connection with the convertible bridge loan financing, the Company recorded a liability related to the conversion option of the bridge loan into the Company’s common stock due to a down-round protection feature present in the loan agreement. The Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the financing utilizing the Black Scholes valuation methodology and the assumptions discussed in Note 6 above. This resulted in a conversion liability value of $265,000 as of the financing close date which was one trading day prior to December 31, 2017. The second funding in January 2018 resulted in an additional conversion liability which was $360,000. The Company recorded amortization of this debt discount of $34,608 to non-operating expense prior to the conversion of the debt. In addition, the Company then marked to market the conversion liabilities to $810,000 utilizing the assumptions discussed above and recorded a change in fair value on conversion right of $185,000 as a non-operating expense. At the time of the conversion, the Company extinguished the debt and the associated conversion liability and issued the common stock at fair market value resulting in a loss on extinguishment of $590,392 which was recorded as a non-operating expense for the three months ended March 31, 2018.

8. Income Taxes

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

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at March 31, 2018. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying consolidated statement of operations to offset pre-tax losses.

The Company has no material uncertain tax positions as of March 31, 2018.

9. Subsequent Events

Separation of Chief Financial Officer

On April 30, 2018, the Company entered into a separation agreement and release (the “Separation Agreement”) with Elizabeth Berecz, the Company’s current Chief Financial Officer. Ms. Berecz’s separation will be effective May 25, 2018 (the “Separation Date”), and she will remain the Company’s principal financial officer until the Separation Date.

Pursuant to the Separation Agreement, Ms. Berecz has agreed to certain ongoing cooperation obligations and to provide certain releases and waivers as contained in the Separation Agreement. As consideration under the Separation Agreement, the Company has agreed to provide Ms. Berecz compensation and benefits as follows: (i) through the Separation Date, an annualized base salary at the rate in effect for her as of the date of the Separation Agreement; (ii) a lump sum gross payment of $145,833, in consideration for the restrictive covenants contained in the Separation Agreement; (iii) reimbursement for payments made by Ms. Berecz for COBRA coverage for a period of six (6) months following the Separation Date; and (iv) Ms. Berecz’s unrestricted stock awards amounting to 1,050,000 shares and unvested stock options totaling 100,000 shares became immediately vested.

Appointment of New Chief Financial Officer

On April 5, 2018, the Company agreed to an offer letter with Doug Cesario, pursuant to which Mr. Cesario joined the Company on April 23, 2018 and will be appointed as Chief Financial Officer of the Company effective May 26, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three months ended March 31, 2018 and 2017 (unaudited) and the year ended December 31, 2017 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a biopharmaceutical company focused on the discovery, development, and the commercialization of cannabis-based therapeutics, or cannabinoids, through a number of agreements with the University of Mississippi, or UM. UM has held the only contract to cultivate cannabis for research purposes on behalf of the Federal Government since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts. We are currently UM's sole partner for the development and commercialization of drugs derived from cannabis extracts, or cannabinoids, and the realization of this partnership will depend on the successful navigation of the complex regulatory framework for the cultivation and handling of cannabis in the United States.

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

UM 5070 license agreement:

On January 10, 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000 per license agreement, payable on the anniversary of each effective date and this amount was paid in January, 2018. The aggregate milestone payment under the license agreements, if the milestones are achieved, is $0.7 million. These licenses also require the Company to reimburse UM for patent costs incurred related to these products under license. These license agreements will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

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

During the three months ended March 31, 2018, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended December 31, 2017 contained in our Form 10-K as filed with the SEC on March 19, 2018.

Results of Operations

For the three months ended March 31, 2018 and 2017

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended March 31, 2018, our total operating expenses were $1,251,361 as compared to $1,380,153 for the three months ended March 31, 2017. The decrease in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended March 31, 2018 were $25,000 which consisted of license renewal fees for UM 8930. There were no contract research and development expenses due to the limited cash balances available to the Company.

Research and development expenses for the three months ended March 31, 2017, were $92,100 which primarily consisted of up-front license fees for UM 8930 and contract research and development expenses.

General and administrative. General and administrative expenses for the three months ended March 31, 2018 were $1,226,361 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the three months ended March 31, 2017 were $1,288,053 which primarily consisted of the same components. Management reduced general and administrative expenses in the areas of investor relations, travel, rent, and office-related expenses resulting in the lower level of expense for 2018.

Other income and expenses. For the three months ended March 31, 2018, the Company had non-operating expense of $6,959,332 which consisted of the following items:

•

$(1,162,493) represented a change in the fair value of the Series B and Emerald warrant liabilities along with the adjustment to fair market value for warrant exercises completed during the quarter; the decrease in the warrant value was primarily attributable to the change in the fair value of the company's common stock.

•

$7,174,634 represented a reduction in the fair value of the Emerald warrant liability in excess of proceeds received that was recorded as non-operating expense. In addition, issuance costs totaling $137,191 were also charged to non-operating expense due to the full allocation of the proceeds to the Emerald warrant liability.

•	$34,608 represented the amortization of debt discount and $185,000 represented the change in fair value of the bridge loan conversion liability prior to conversion.

•	$590,392 represented the loss on extinguishment of the convertible debt.

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

Net (income) loss. For the three months ended March 31, 2018, we had a net loss of $8,213,793 as compared to a net loss of $1,283,218 for the three months ended March 31, 2017. The increase in net loss was primarily attributable to the reduction in the fair value of the Emerald warrant liability in excess of proceeds received that was recorded as non-operating expense for the quarter as well as the loss on extinguishment of the convertible bridge loan from Emerald. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We had cash and cash equivalents of $2,945,312 as of March 31, 2018, as compared to $259,955 as of December 31, 2017. This increase is primarily attributable to the proceeds of $3,250,000 from the Emerald financing along with the $900,000 convertible bridge loan from Emerald as previously discussed. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical development activities and support our corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date the consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

Going Concern

Our independent registered public accounting firm has issued a report on our audited financial statements for the fiscal year ended December 31, 2017 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our unaudited consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal controls. Management determined there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

On November 8, 2017, the Company filed a petition commencing arbitration as described in Note 3 under Pending Series E Preferred Stock Financing and Filing for Arbitration.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors under the heading "Part I, Item 1A-Risk Factors." There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

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

Nemus Bioscience, Inc., a Nevada corporation

May 15, 2018	By:	/s/ Brian Murphy
Brian Murphy
	Its:	Chief Executive Officer (Principal Executive Officer)

May 15, 2018	By:	/s/ Elizabeth Berecz
Elizabeth Berecz
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

