Form 10-Q
period 2018-06-30
Nemus Bioscience, Inc.
filed 2018-08-10
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

(949) 396-0330
(Registrant’s telephone number, including area code)

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

As of August 9, 2018, there were 132,701,579 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,874,720	$259,955
Restricted cash	4,502	4,428
Prepaid expenses	155,521	291,428
Other current assets	2,609	-
Total current assets	2,037,352	555,811

Property and equipment, net	4,979	1,407

Total assets	$2,042,331	$557,218

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$11,920	$100,921
Accounts payable - related party	65,000	-
Accrued payroll and related expenses	58,327	54,512
Accrued expenses	60,524	143,826
Warrant liabilities, short-term	10,091,839	-
Provision for conversion of Series B preferred stock	-	6,715
Convertible debt	-	235,000
Provision for conversion of convertible debt	-	265,000
Total current liabilities	10,287,610	805,974

Noncurrent liabilities
Series B warrant liability, long-term	-	551,322

Total noncurrent liabilities	-	551,322

Total liabilities	10,287,610	1,357,296

Commitments and contingencies
(Note 7)

Preferred stock, $0.001 par value; 20,000,000 shares authorized
Redeemable Convertible Series B Preferred Stock net of $347,091 issuance costs
(0 and 2,833.55 issued and outstanding as of June 30, 2018 and December 31, 2017)	-	822,201
Convertible Series D Preferred Stock, net of $30,557 issuance costs
(0 and 200 issued and outstanding as of June 30, 2018 and December 31, 2017)	-	169,446
Convertible Series F Preferred Stock, net of $118,855 issuance costs
(0 and 2,000 issued and outstanding as of June 30, 2018 and December 31, 2017)	-	1,777,781

Stockholders’ deficit
Common stock, $0.001 par value; 236 million shares authorized;
132,701,579 issued and outstanding as of June 30, 2018
and 33,622,829 issued and outstanding as of December 31, 2017	132,702	33,623
Additional paid-in-capital	15,545,772	9,444,831
Warrants	982,911	982,911
Accumulated deficit	(24,906,664)	(14,030,871)
Total stockholders’ deficit	(8,245,279)	(3,569,506)
Total liabilities and stockholders’ deficit	$2,042,331	$557,218

See accompanying notes to the unaudited condensed consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Operating expenses
Research and development	$-	$60,651	$25,000	$152,751
General and administrative	1,080,190	670,276	2,306,551	1,958,329

Total operating expenses	1,080,190	730,927	2,331,551	2,111,080

Operating loss	(1,080,190)	(730,927)	(2,331,551)	(2,111,080)

Interest expense	-	-	3,100	-
Interest income	(74)	-	(74)	-

Other expense (income)
Change in fair value of warrant liabilities	1,580,242	(26,437)	417,749	(38,998)
Fair value of warrant liability in excess of proceeds	-	-	7,174,634	-
Change in fair value of conversion rights of Series B preferred stock	-	(3,326)	-	(88,532)
Change in fair value of conversion rights of convertible debt	-	-	185,000	-
Financing transaction costs	-	-	137,191	-
Loss on extinguishment of convertible debt	-	-	590,392	-
Amortization of convertible debt discount	-	-	34,608	-

Loss before income taxes	(2,660,358)	(701,164)	(10,874,151)	(1,983,550)

Provision for income taxes	1,642	1,600	1,642	2,431

Net loss and comprehensive loss	$(2,662,000)	$(702,764)	$(10,875,793)	$(1,985,981)

Less: Preferred deemed dividend	-	-	-	711,000
Net loss applicable to common shareholders	$(2,662,000)	$(702,764)	$(10,875,793)	$(2,696,981)

Basic earnings per common share	$(0.02)	$(0.02)	$(0.10)	$(0.10)
Diluted earnings per common share	$(0.02)	$(0.02)	$(0.10)	$(0.10)

Weighted average shares of common stock outstanding
Basic	130,668,887	28,376,141	109,767,054	25,814,315
Diluted	130,668,887	28,376,141	109,767,054	25,814,315

See accompanying notes to the unaudited condensed consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months	Six months
	Ended	Ended
	June 30,	June 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(10,875,793)	$(1,985,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	813	4,855
Stock-based compensation expense	330,212	304,338
Amortization of warrants and stock issued for services (1)	-	12,500
Change in fair value of conversion rights of Series B preferred stock	-	(88,532)
Change in fair value of conversion rights of convertible debt	185,000	-
Change in fair value of warrant liabilities	417,749	(38,998)
Fair value of warrant liability in excess of proceeds	7,174,634	-
Loss on extinguishment of convertible debt	590,392	-
Amortization of convertible debt discount	34,608	-
Common stock issued for services	-	187,550
Changes in assets and liabilities:
Prepaid expenses (1)	135,907	(104,830)
Other current assets	(2,609)	831
Accounts payable	(89,001)	404,843
Accounts payable to related party	65,000	-
Accrued payroll and related expenses	3,815	114,829
Accrued expenses and other liabilities	(83,302)	100,777
Net cash used in operating activities	(2,112,575)	(1,087,818)
Cash flows from investing activities:
Purchases of property and equipment	(4,385)	-
Net cash used in investing activities	(4,385)	-
Cash flows from financing activities:
Proceeds from Series D preferred stock issuance, net of $183,343 issuance costs (2)	-	1,131,857
Proceeds from common stock issuance, net of $16,901 issuance costs	3,233,099	-
Proceeds from warrant exercises	98,700	-
Proceeds from convertible debt issuance	400,000	-
Net cash provided by financing activities	3,731,799	1,131,857

Net increase in cash, cash equivalents and restricted cash	1,614,839	44,039

Cash, cash equivalents and restricted cash, beginning of period	264,383	102,320

Cash, cash equivalents and restricted cash, end of period	$1,879,222	$146,359

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	1,874,720	108,859
Restricted cash	4,502	37,500

Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,879,222	$146,359

Cash paid during the period for:
Interest	$-	$-

Income taxes	$1,600	$4,031

Supplemental disclosures of non-cash financing activities:
Conversion of outstanding preferred stock into common stock	$1,947,227	$880,000
Conversion of outstanding preferred stock subject to redemption into common stock	828,916	405,625
Fair value of common stock issued in extinguishment of convertible debt	1,710,000	-
Fair value of warrants issued in connection with Emerald financing	10,424,634	-
Reclassification of warrant liabilities due to exercise of warrants	1,301,866	-

Supplemental disclosures of non-cash financing and investing activities:

(1)

During the six months ended June 30, 2017, warrants issued to service providers for consulting services were valued at $22,245 and were recorded as a Prepaid expense and amortized over the service period.

During the six months ended June 30, 2017, warrants issued to service providers for consulting services were valued at $30,000 and are being amortized over the service period.

(2)	During the six months ended June 30, 2017 preferred deemed dividends of $536,000 were recognized on Series D Preferred Stock and $175,000 on Series C Preferred Stock.

See accompanying notes to the unaudited condensed consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Business Activities

Nature of Operations

Nemus Bioscience, Inc. is an ophthalmic biopharmaceutical company that plans to research, develop and commercialize therapeutics derived from cannabinoids through a partnership with the University of Mississippi. The University of Mississippi (“UM”) is federally permitted and licensed to cultivate cannabis for research purposes. Unless otherwise specified, references in these Notes to the Unaudited Condensed Consolidated Financial Statements to the “Company,” “we” or “our” refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. (“LGL”), together with its wholly-owned subsidiary, Nemus, a California corporation (“Nemus”). Nemus became the wholly owned subsidiary of Nemus Bioscience, Inc. through the Merger (as defined below).

Nemus Bioscience, Inc. (formerly LGL) was incorporated in Nevada on March 16, 2011. Nemus was incorporated in California on July 17, 2012. Our headquarters are located in Long Beach, California.

In January 2018, the Company entered into a securities purchase agreement with Emerald Health Sciences, Inc. (“Emerald”) discussed in Note 4 below in which Emerald purchased a majority of the equity interest in Nemus resulting in a change in control. As a result, the Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, tendered their resignation and Emerald has appointed its nominees to the new Board.

As of June 30, 2018, the Company has devoted substantially all of its efforts to securing product licenses, raising capital, and building infrastructure, and has not realized revenue from its planned principal operations.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since inception and as of June 30, 2018, had an accumulated deficit of $24,906,664, a stockholders’ deficit of $8,245,279 and a working capital deficit of $8,250,258. The Company anticipates that it will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. As of June 30, 2018, the Company had cash and cash equivalents of $1,874,720, as compared to $259,955 of cash and cash equivalents as of December 31, 2017. This increase is primarily attributable to the proceeds of $3,250,000 from the Emerald Financing along with $400,000 of the $900,000 convertible bridge loan from Emerald. However, without additional funding management believes that the Company will not have sufficient funds to meet its obligations within one year from the date the condensed consolidated financial statements are issued. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on a consistent basis with the audited consolidated financial statements for the fiscal year ended December 31, 2017, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or any future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 19, 2018, which includes a broader discussion of the Company’s business and the risks inherent therein.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Such estimates and judgments are utilized for stock-based compensation expense and equity securities or debt with embedded features.

Risks and Uncertainties

The Company’s operations are subject to a number of risks and uncertainties, including but not limited to, changes in the general economy, the size and growth of the potential markets for any of the Company’s product candidates, results of research and development activities, uncertainties surrounding regulatory developments in the Unites States and the Company’s ability to attract new funding. (see Note 7)

Cash and Cash Equivalents

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

Restricted Cash

A deposit of $4,502 and $4,428 as of June 30, 2018 and December 31, 2017, respectively, was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company’s credit cards.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

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

The carrying values of our financial instruments, with the exception of the warrant liabilities, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The derivative liabilities related to the warrants and Series B preferred conversion liability were valued utilizing Level 3 inputs primarily from third-party independent appraisals conducted as of December 31, 2017 and June 30, 2018.

Property and Equipment, Net

Property and equipment, net, consists primarily of computers and equipment. Expenditures for additions, renewals and improvements are capitalized at cost. Depreciation is computed on a straight-line method based on the estimated useful life of the related asset currently ranging from two to three years. Maintenance and repairs that do not extend the life of assets are charged to expense when incurred. When properties are disposed of, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is reported in the period the transaction takes place.

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

Costs incurred for the rights to use licensed technologies in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where there is an identified alternative future use. No cost associated with the use of licensed technologies has been capitalized to date.

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

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Due to the substantial doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at June 30, 2018. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying condensed consolidated statement of operations to offset pre-tax losses.

The Company recognizes a tax benefit from uncertain tax positions when it is more likely than not (50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The Company has no material uncertain tax positions as of June 30, 2018.

Convertible Instruments

The Company accounts for hybrid contracts with embedded conversion features in accordance with GAAP. ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

When determining short-term vs. long-term classification of derivative liabilities, the Company first evaluates the instruments exercise provisions. Generally, if a derivative is a liability and exercisable within one year, it will be classified as short term. However, because of the unique provisions and circumstances that may impact the accounting for derivative instruments, the Company carefully evaluates all factors that could potentially restrict the instrument from being exercised or create a situation where exercise would be considered remote. The Company re-evaluates its derivative liabilities at each reporting period end and makes updates for any changes in facts and circumstances that may impact classification.

Conversion options that contain variable settlement features such as provisions to adjust the conversion price upon subsequent issuances of equity or equity linked securities at exercise prices more favorable than that featured in the hybrid contract generally result in their bifurcation from the host instrument.

The Company accounts for convertible instruments with embedded conversion features in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) once it’s determined that the conversion features should not be bifurcated from their host instruments. Under ASC 470-20, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments in accordance with ASC 815, when it has determined that the embedded conversion options should be bifurcated from their host instruments. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

The Company also follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for its hybrid instrument. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported other (income) expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Warrants Issued in Connection with Financings

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, the Company records the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other (income) expense in the condensed consolidated statements of operations and comprehensive loss.

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

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period with forfeitures accounted for as they occur. The Company uses the Black-Scholes Merton option pricing model for estimating the grant date fair value of stock options and warrants using the following assumptions:

•	Volatility - Stock price volatility is estimated based on industry peers who are also in the early development stage given the limited market data available in the public arena.

•	Expected term - The expected term is based on a simplified method which defines the life as the weighted average of the contractual term of the options and warrants and the weighted-average vesting period for all open awards.

•	Risk-free rate - The risk-free interest rate for the expected term of the option or warrant is based on the average market rate on U.S. treasury securities in effect during the period in which the awards were granted.

•	Dividends - The dividend yield assumption is based on our history and expectation of paying no dividends.

Stock-Based Compensation for Non-Employees

Upon the adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, during the quarter ended June 30, 2018, the Company also accounts for stock-based compensation awards issued to non-employees under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 718-10, Compensation – Stock Compensation – Overall, and uses the Black-Scholes Merton option-pricing model to determine the fair value of such awards. The Company values awards issued to non-employees on the grant date and has elected to estimate forfeitures as they occur and uses the simplified method to estimate the term of such awards. The Company recognizes stock-based compensation expense related to non-employee awards on a straight-line basis over the service period.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. ASC 220 requires that an entity records all components of comprehensive income (loss), net of their related tax effects, in its financial statements in the period in which they are recognized. For the three and six months ended June 30, 2018 and 2017, the comprehensive income (loss) was equal to the net loss.

Earnings Per Share

The Company applies FASB ASC No. 260, Earnings per Share. Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted earnings or loss per share would include the dilutive effect of outstanding warrants and awards granted to employees under stock-based compensation plans. Potentially dilutive shares of the Company’s common stock are excluded from the calculation of diluted loss per common share because their effect would be anti-dilutive for the periods presented. The following common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2018	2017	2018	2017
Stock options	1,850,073	1,130,000	1,850,073	1,130,000
Unvested restricted stock	1,918,501	1,050,000	1,918,501	1,050,000
Common shares underlying convertible preferred stock	-	14,301,500	-	14,301,500
Warrants	51,155,750	11,649,500	51,155,750	11,649,500

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) intended to improve financial reporting around leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets - referred to as “lessees”- to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company has not currently entered into any leases for term of longer than one year and therefore does not expect the adoption of this standard to have a material effect on its condensed consolidated financial statements. The Company will adopt this ASU beginning on January 1, 2019 and will utilize the modified retrospective transition approach, as prescribed within this ASU.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The outstanding Warrants issued to Emerald contain a down-round provision. However, in the absence of the down-round these warrants would require liability accounting and be considered derivatives due to the presence of a put option (see Note 3). As such, the Company does not expect the adoption of ASU 2017-11 to have a material impact on its financial statements and related disclosures.

Recently Adopted Accounting Standards

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company early adopted this standard during the interim period ended June 30, 2018. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under ASC 718. Under the new guidance, an entity will not apply modification accounting to a share-based payment award if all of the following remain unchanged immediately before and after the change of terms and conditions:

•	The award’s fair value (or calculated value or intrinsic value, if those measurement methods are used),
•	The award’s vesting conditions, and
•	The award’s classification as an equity or liability instrument.

ASU 2017-09 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 for all entities. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The ASU will be applied prospectively to awards modified on or after the adoption date. The adoption of ASU 2017-09 effective January 1, 2018 did not have a material effect on the Company’s results of operations, financial condition or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to provide guidance on revenue recognition. In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. Collectively these are referred to as ASC Topic 606, which replaces all legacy GAAP guidance on revenue recognition and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In applying ASC Topic 606, companies need to use more judgment and make more estimates than under legacy guidance. This includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each distinct performance obligation. ASC Topic 606 is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted one year earlier.

The Company adopted the new standard effective January 1, 2018 under the modified retrospective transition method, applying the new guidance to the most current period presented. Since the Company has not yet generated revenues the adoption of the new standard resulted in no cumulative effect to the opening accumulated deficit balance. However, the adoption of this standard will impact the Company’s revenue recognition if revenue is generated in future periods.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the condensed consolidated statement of cash flows. The ASU requires that the condensed consolidated statement of cash flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the condensed consolidated statements of cash flows and the cash and equivalents balance presented on the condensed consolidated balance sheets. The Company adopted ASU No. 2016-18, and the guidance has been retrospectively applied to all periods presented. The adoption of the guidance did not have an impact on the Company’s condensed consolidated balance sheets or condensed statements of operations and comprehensive loss.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years. The adoption of ASU 2016-15 effective January 1, 2018 did not have a material impact on the Company’s condensed consolidated statements of cash flows.

Immaterial Correction of an Error in Previously Issued Financial Statements

During the period ended June 30, 2018, the Company revised its condensed consolidated balance sheet as of and for the period ended March 31, 2018, to correct an immaterial error related the previous classification of its warrant liabilities as long-term. The Company accounts for its warrant liabilities under ASC 815. However, ASC 815 does not provide specific guidance on the balance sheet classification of derivatives. When the Company reassessed the balance sheet classification as of June 30, 2018, it considered the classification of the warrant liabilities under the guidance of ASC 210-10-45-7 which requires short-term classification for liabilities due on demand and the current circumstances surrounding the liquidity of the Company after the Emerald Financing Transaction. Based on these considerations, the Company determined that a short-term classification of the warrant liabilities was more appropriate at March 31, 2018, and at June 30, 2018. The Company will continue to update its assessment in each subsequent period and has included an update to its accounting policy on convertible instruments to disclose its policy for determining the classification of its derivative liabilities. The Company has concluded that the impact of the misstatement was not material to the previously issued financial statements and has no impact on the condensed consolidated statements of operations and other comprehensive loss, earnings per share, total liabilities, total assets, stockholders’ deficit, or the condensed consolidated statements of cash flows in any period.

3. Warrants and Derivative Liabilities

Warrants

There are significant judgments and estimates inherent in the determination of the fair value of the Company’s warrants. These judgments and estimates included the assumptions regarding its future operating performance, the time to completing a liquidity event and the determination of the appropriate valuation methods. If the Company had made different assumptions, the fair value of the warrants could have been significantly different. (See Note 2)

Warrants vested and outstanding as of June 30, 2018 are summarized as follows:

			Amount
	Exercise	Term	Issued and
Source	Price	(Years)	Outstanding

Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-$5.00	5-10	442,000
2015 Series B Financing
Common Stock Warrants to Series B Stockholders	$0.00	5	1,556,250
Placement Agent Warrants	$0.00	5	187,500
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Placement Agent Warrants	$0.40	5	125,000
2017 Series D Placement Agent Warrants	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	44,200,000

Total warrants vested and outstanding as of June 30, 2018			51,155,750

2018 Emerald Financing Warrants

In January and February 2018, the Company issued an aggregate of 40,800,000 and 3,400,000 fully vested common stock warrants to Emerald Health Sciences and an accredited investor, respectively, in conjunction with the Emerald Financing discussed below (See Note 4). The Company reviewed the warrants for liability or equity classification under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that these warrants should be classified as liabilities. See additional discussion below, Derivative Liabilities- Emerald Warrant Liability.

2017 Series D Placement Agent Warrants

In January 2017, the Company issued 480,000 warrants to purchase common stock to its investment banker in exchange for services rendered in conjunction with the Series D Preferred Stock financing. The warrants vested immediately and had an estimated fair value of $115,200 utilizing the Black-Scholes option pricing model, this amount was recorded to issuance costs for the six months ended June 30, 2017.

2017 Common Stock Warrants to Service Provider

In February 2017, the Company entered into an agreement with one of its investors to provide advisory services on all matters including financing in exchange for 125,000 common stock warrants. The warrants vested immediately and had an estimated fair value of $30,000 utilizing the Black-Scholes option pricing model, this amount was recorded to general and administrative expense during the six months ended June 30, 2017.

Derivative Liabilities

The following tables summarize the activity of derivative liabilities for the periods indicated:

	Six Months Ended June 30, 2018
	December 31, 2017 Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	June 30, 2018 Fair Value of Derivative Liabilities
Emerald Financing - Warrant Liability	$-	$10,424,634	$(814,071)	$-	$9,610,563
Series B Warrant Liability	551,322	-	1,231,820	(1,301,866)	481,276
Series B Preferred Stock Conversion Liability	6,715	-	-	(6,715)	-
Total	$558,037	$10,424,634	$417,749	$(1,308,581)	$10,091,839

	Six Months Ended June 30, 2017
	December 31, 2016 Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	June 30, 2017 Fair Value of Derivative Liabilities
Series B Warrant Liability	$1,112,308	$-	$(38,998)	$-	$1,073,310
Series B Preferred Stock Conversion Liability	118,821	-	(88,532)	(5,238)	25,051
Total	$1,231,129	$-	$(127,530)	$(5,238)	$1,098,361

Emerald Financing Warrant Liability

In January and February 2018, the Company issued 44,200,000 warrants to purchase common stock in conjunction with the Emerald Financing discussed above. The warrants vest immediately and have an exercise price of $0.10 per share with a term of five years and are exercisable in cash or through a cashless exercise provision. The warrants contain an anti-dilution protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $0.10. The exercise price is automatically adjusted down to the price of the instrument being issued. In addition, the warrants contain a contingent put option in the event that the Company undergoes a subsequent financing that results in a change in control. The warrant holders also have the right to participate in subsequent financing transactions on an as-if converted basis.

The Company reviewed the warrants for liability or equity classification under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the warrants should be classified as a liability and re-measured to fair market value at the end of each reporting period. The Company also reviewed the warrants under ASC 815 Derivatives and Hedging/Contracts in Entity’s Own Equity and determined that the Warrants also meet the definition of a derivative. With the assistance of a third-party valuation specialist, the Company valued the warrant liabilities utilizing the Monte Carlo valuation method pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements. On the closing dates, the Company estimated that the fair value of the warrants issued on January 19, 2018 and February 16, 2018 was $4.7 million and $5.7 million, respectively.

The warrant liabilities have been valued using Monte Carlo simulations conducted at the closing dates of January 19, 2018 and February 16, 2018 and at June 30, 2018 using the following assumptions:

	June 30, 2018	At issuance
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	2.70-2.71%	2.45-2.6%
Expected term (years)	4.55-4.63	5.0
Closing price per share of common stock	$0.28	$0.29-0.30

Because fair value assigned to the warrants exceeded the proceeds received in the Emerald Financing, none of the consideration was allocated to common stock and the Company recorded an adjustment for the difference between the fair value of the warrant liabilities and the total proceeds received to other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the six months ended June 30, 2018 as follows:

	Closing
	January 2018	February 2018	Total
Proceeds from Emerald Financing	$1,500,000	$1,750,000	$3,250,000
Initial Fair Value of Emerald Financing Warrant Liability	4,717,211	5,707,423	10,424,634
Excess over proceeds adjustment	$3,217,211	$3,957,423	$7,174,634

In addition, because the aggregate proceeds were allocated to the fair value of the Emerald Financing Warrant Liability, issuance costs totaling $137,191 were charged to other expense for the six months ended June 30, 2018.

For the three months ended June 30, 2018 the Company recorded other expense of $1,504,529 related to the change in fair value of the Emerald Financing Warrant Liability included in the Statement of Operations and Other Comprehensive Loss.

Series B Warrant Liability

In conjunction with the Series B Preferred Stock financing, the Company issued 6,437,500 common stock warrants exercisable at a price of $1.15 per share, the warrants expire five years from the issuance date. The warrants were initially valued at $2,935,800 utilizing the Black-Scholes pricing model. The warrants are exercisable in cash or through a cashless exercise provision and contain certain cash redemption rights. The Series B warrants also had a “down-round” protection feature if the Company subsequently issued or sold any shares of common stock, stock options, or convertible securities at a price less than the current exercise price. The down round provision was triggered and automatically adjusted down to $0.10 on December 28, 2017, after the Company entered into the Secured Promissory Note for a convertible bridge loan (See Note 8) and again to $0.00 on January 19, 2018, as a result of the Emerald Financing. The strike price for these warrants is now permanently reset. However, because the remaining warrant holders still have certain cash redemption rights upon the occurrence of certain fundamental transactions, as defined in the Series B warrant agreements, the warrants continue to require liability classification.

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

The Company utilized the Black Scholes Merton Option Pricing Model to compute the fair value of the warrants, the assumptions are outlined as follows:

	As of June 30, 2018	As of December 31, 2017
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	2.536-2.537%	1.947-1.949%
Expected term (years)	2.14-2.16	2.64-2.65
Weighted-average fair value of warrants	$0.276	$0.086

In January 2018, 987,000 Series B warrants were exercised at a price of $0.10 resulting in cash proceeds to the Company of $98,700. Prior to exercise, these Series B Warrants were adjusted to fair market value using a Black Scholes Merton Option Pricing Model which considered the closing trading price on the exercise dates. From January 19, 2018 through June 30, 2018, 3,706,750 Series B warrants were exercised at a price of $0.00 for no consideration. Prior to exercise, these Series B Warrants were adjusted to fair market value using a Black Scholes Merton Option Pricing Model which considered the closing trading price on the exercise dates. Because the exercise price of these options had been reset to $0.00, the fair value derived from the valuation model equaled the market value of the Company’s common stock on the exercise dates. (See Note 4)

For the three months ended June 30, 2018 and 2017, the Company recorded other expense of $75,713 and $26,437, respectively, related to the change in fair value of the Series B Warrant Liability included in the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

Series B Preferred Stock Conversion Liability

On August 20, 2015, in connection with the Series B Preferred Stock financing, the Company bifurcated a conversion liability related to a down-round protection provided to the Series B investors. The value of this embedded derivative was determined utilizing a “with and without” method by valuing the preferred stock with and without the down round protection. During the first fiscal quarter of 2018, all of the remaining Series B Preferred Stock was converted to common stock (See Note 4) and as a result, the Series B conversion liability was reduced to zero. The reduction of this liability totaling $6,715 was recorded to equity for the six months ended June 30, 2018.

4. Stockholders’ Deficit and Capitalization

Common Stock

On January 19, 2018, the Company entered into a Securities Purchase Agreement in which the Company sold to Emerald 15,000,000 shares of common stock and a warrant to purchase 20,400,000 shares of common stock at an exercise price of $0.10 for aggregate gross proceeds of $1,500,000 (“the Emerald Financing”). This transaction also resulted in the conversion of the $900,000 Secured Promissory Note (discussed in Note 8 below) at $0.10 per share to 9,000,000 shares of common stock and represented the first of two closings under the Agreement. As a result of this transaction, the Company had a change in control and all Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, tendered their resignation. Emerald has appointed its nominees to the new Board. The Securities Purchase Agreement also provides that in the case of a subsequent financing in which the purchase price is less than $0.10 per share, Emerald shall be issued additional shares in order to protect against anti-dilution.

The second closing under the Emerald Financing occurred on February 16, 2018, pursuant to which Nemus issued and sold to Emerald 15,000,000 shares of Nemus’ common stock, and a warrant to purchase 20,400,000 shares of Common Stock at an exercise price of $0.10 per share for a term of five years. In addition, an accredited investor purchased 2,500,000 shares of common stock and a warrant to purchase 3,400,000 shares of common stock at an exercise price of $0.10 per share for a term of five years. The Company received aggregate gross proceeds of $1,750,000 from the second closing. In connection with the private placement, the Company was liable to reimburse Emerald for legal fees up to $25,000, total billings received as of June 30, 2018 are insignificant to the condensed consolidated financial statements.

During the six months ended June 30, 2018, all remaining Series B, D, and F stockholders converted their shares of preferred stock to common stock. This resulted in 2,833.5 shares of Series B Preferred Stock being converted into 28,335,000 shares of common stock at an effective price of $0.10 per share and 0.05 shares of Series B Preferred Stock being converted into 50,000 shares of common stock at an effective price of $0.001 per share, 200 shares of Series D Preferred Stock being converted into 2,000,000 shares of common stock at an effective price of $0.10 per share, and 2,000 shares of Series F Preferred Stock being converted into 20,000,000 shares of common stock at an effective price of $0.10 per share. In addition, the Series B warrant holders exercised warrants with an intrinsic value of $1,276,175 which resulted in the issuance of 4,693,750 shares of common stock.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share.

As of June 30, 2018, all of the redeemable Convertible Series B and Convertible Series C, D and F Preferred Stock was fully converted, as disclosed above under “Common Stock” and is no longer outstanding. For a description of the provisions of each preferred series previously issued and outstanding at December 31, 2017, refer to annual report on Form 10-K for the year ended December 31, 2017.

5. Stock-Based Compensation

Stock Incentive Plan

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan reserved 3,200,000 shares for future grants. As of June 30, 2018, the Company had 701,499 shares available for future grant under the 2014 Plan. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company.

The following is a summary of option activity under the Company’s 2014 Plan as of June 30, 2018:

			Weighted
			Average
		Weighted	Remaining
	Number of Shares	Average Exercise Price	Contractual Term

Outstanding, December 31, 2017	1,130,000	$0.60	6.89

Granted	-	-	-
Exercised	-	-	-
Cancelled	(48,000)	2.57	-
Forfeited	(427,000)	0.66	-
Outstanding, June 30, 2018	655,000	$0.42	6.36
Exercisable, June 30, 2018	393,000	$0.42	6.36

During the six months ended June 30, 2018, no stock options were exercised. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2018 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The aggregate intrinsic value of options exercisable, and vested and expected to vest as of June 30, 2018, was $-0- and $-0-, respectively.

No options were granted to non-employees during the three and six months ended June 30, 2018 and 2017.

The following is a summary of RSA activity under the Company’s 2014 Plan as of June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	1,050,000	$0.75

Granted	643,501	0.26
Released	(675,000)	0.75
Outstanding, June 30, 2018	1,018,501	$0.44
Expected to vest, June 30, 2018	1,018,501	$0.44

On February 28, 2018, in conjunction with the signing of the K2C separation agreement discussed in Note 8 below, Mr. Lykos’ RSA’s amounting to 325,000 shares vested immediately resulting in a Type III award modification and a credit to stock compensation of $98,042 for the six months ended June 30, 2018 due to a lower fair market value of those shares as of the modification date.

On May 25, 2018, in conjunction with the signing of her separation agreement, the former Nemus CFO, Ms. Elizabeth Berecz’s RSA’s amounting to 350,000 shares vested immediately resulting in a Type III award modification and a credit to stock compensation of $97,183 for the three and six months ended June 30, 2018 due to a lower fair market value of those shares as of the modification date as compared to the fair value immediately prior to acceleration.

Awards Granted Outside the 2014 Plan

Options

On May 25, 2018, the Company entered into Stock Option Agreement with Douglas Cesario, CFO, granting 1,195,073, stock options with an exercise price equal to $0.25 and a grant date fair market value of $200,172. The options vest 25% on July 23, 2018, and the remaining 75% will vest 1/33 on each of the next 33 months thereafter. Options will fully vest upon a Triggering Event, including a Sale of the Company or a Merger that results in change of control.

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

On February 28, 2018, in conjunction with the signing of the K2C separation agreement discussed in Note 8 above, Mr. Lykos’ Restricted stock awards amounting to 900,000 shares became immediately vested resulting in a Type III award modification and stock compensation expense of $216,000 for the six months ended June 30, 2018, due to an increase in the fair value of the award immediately before and after the modification date.

On May 25, 2018, in conjunction with the signing of her separation agreement discussed above, the former Nemus CFO, Ms. Elizabeth Berecz’s Restricted stock awards amounting to 700,000 shares became immediately vested resulting in the recording of compensation expense of $184,800 for the three and six months ended June 30, 2018, due to an increase in the fair value of the award immediately before and after the modification date.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the condensed consolidated statements of operations and comprehensive loss includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the three months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $100,602 and $152,171, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2018 and 2017, the Company recognized stock-based compensation expense of $330,212 and $304,338, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The total amount of unrecognized compensation cost was $678,514 as of June 30, 2018. This amount will be recognized over a weighted average period of 2.3 years.

6. Significant Contracts

University of Mississippi

In July 2013, the Company entered into a Memorandum of Understanding (MOU) with UM to engage in joint research of extracting, manipulating, and studying cannabis in certain forms to develop intellectual property (IP) with the intention to create and commercialize therapeutic medicines. This MOU resulted in Nemus entering into several licenses and research agreements with UM, related to a prodrug of tetrahydrocannabinol (THC) and an analog of cannabidiol (CBD). The term of the MOU agreement expired in 2018 and was not renewed since the Company and the University entered into research agreements for the aforementioned compounds.

UM 5050 pro-drug agreements:

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted the Company exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. Nemus has decided to focus product development on developing ocular medicines for the treatment of ophthalmic-related diseases of the eye. In July 2018, the Company notified UM that it will renew the license for UM5050 related to ocular delivery of the prodrug of THC. The license agreement for ocular delivery contains certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date. The aggregate milestone payments under the license agreement, if the milestones are achieved, is $0.7 million. The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

On October 15, 2014, the Company signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company is working with UM to establish new licenses derived from this option agreement and has let the other routes of administration option expire.

UM 8930 analogue agreements:

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted the Company exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analogue formulation of cannabidiol (“CBD”) for products administered through each of ocular or rectal delivery. In July 2018, the Company renewed the ocular delivery license. The license agreement for ocular delivery contains certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date. The aggregate milestone payments under the license agreement, if the milestones are achieved, is $0.7 million. The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, the Company signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company is working with UM to establish new licenses derived from this option agreement and has let the other routes of administration option expire.

UM 5070 license agreement:

On January 10, 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date and this amount was paid in January 2018. The aggregate milestone payment under the license agreement, if the milestones are achieved, is $0.7 million. This license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under the license. This license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

7. Commitments and Contingencies

Legal Matters

General Litigation and Disputes

From time to time, in the normal course of our operations, we may be a party to litigation and other dispute matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations. As of June 30, 2018, there were no pending or threatened lawsuits or claims that could reasonably be expected to have a material effect on the Company’s financial position or results of operations, but the Company has filed a petition commencing arbitration as described below.

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

On November 8, 2017, the Company filed a petition commencing arbitration against the purchaser and guarantor as well as other related individuals. In the petition, the Company asserts, among other things, breach of contract against the purchaser for its failure to close its purchase of Series E Preferred Stock as required by the securities purchase agreement. The Company also asserts a breach of contract claim against the guarantor for its failure to honor its guarantee of the transaction. The petition was filed with Judicial Arbitration and Mediation Services, Inc., ENDISPUTE in Orange County, California, as required by the securities purchase agreement. The Company has engaged its legal counsel in the matter on a contingent-fee basis and intends to purse damages and remedies in connections with these agreements. This legal action remains on-going.

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of June 30, 2018, the Company had no proceedings or inquiries.

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

8. Related Party Matters

K2C, Inc.

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

In February 2018, the Company entered into a separation and release agreement with K2C, which provided for a lump sum payment of $180,000 and the immediate vesting of 900,000 shares of restricted common stock granted on January 18, 2018, 325,000 shares of restricted common stock granted on October 20, 2015, and 125,000 options granted on November 21, 2014, in exchange for a release of claims and certain other agreements. The Company recognized additional stock-based compensation expense of $112,270 for these restricted stock and option awards.

For the three months ended June 30, 2018, no expense was incurred under this agreement. Total expense incurred under this agreement was $60,000 for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, total expense incurred under this agreement was $220,000 (including the previously discussed lump sum payment) and $90,000 respectively. Under the separation agreement, Mr. Lykos was allowed to participate in the Company’s health, death and disability insurance plans for six months subsequent to K2C’s separation.

Emerald Health Sciences

On February 1, 2018, the Company entered into an Independent Contractor Agreement with Emerald, pursuant to which Emerald will provide such services as are mutually agreed between the Company and Emerald, including reimbursement for reasonable expenses incurred in the performance of the Independent Contractor Agreement. These services can include, but are not limited to, corporate advisory services and technical expertise in the areas of business development, marketing, investor relations, information technology and product development. The Independent Contractor Agreement has an initial term of ten years and specifies a compensation rate as is agreed between our chief executive officer and Emerald’s chief executive officer on a month-to-month basis. The fee due under this agreement is payable on a monthly basis, however, if the Company is unable to make payments due to insufficient funds, then interest on the outstanding balance will accrued at a rate of 12% per annum, calculated semi-annually. Under this agreement, for the three and six months ended June 30, 2018, the Company incurred expenses of $150,000 and $250,000, respectively. At June 30, 2018, $50,000 is accrued and included in accounts payable – related party in the condensed consolidated balance sheets.

On February 6, 2018, the Company entered into a Consulting Agreement with the chief executive officer of Emerald. The services under the Consulting Agreement include, corporate finance and strategic business advisory. The Consulting Agreement has an initial term of one year and renews automatically unless terminated by either party. The agreement specifies an annual fee of $60,000 payable semi-monthly in installments, including reimbursement for reasonable expenses incurred in the performance of the services. The contractor is also entitled to a discretionary annual bonus, payable 120 days after each fiscal year end, to be determined by the Board upon its annual review. Under this agreement, for the three and six months ended June 30, 2018, the Company incurred $15,000 and $30,000, respectively. At June 30, 2018, $15,000 is accrued and included in accounts payable – related party in the condensed consolidated balance sheets.

Convertible Debt – Related Party

On December 28, 2017, the Company entered into a Secured Promissory Note and Security Agreement for a convertible bridge loan with Emerald. The bridge loan provides for aggregate gross proceeds to Nemus of up to $900,000 and is secured by all of Nemus’ assets. Nemus received proceeds of $500,000 on December 28, 2017 and on January 19, 2018, the Company received the remaining $400,000 in funding as it had satisfied the conditions of the funding. These conditions required receipt of conversion notices from all the existing Series B shareholders to convert their preferred shares to common stock. Such conversions occurred in January and February of 2018.

In connection with the convertible bridge loan, the Company recorded a liability related to the conversion option of the bridge loan into the Company’s common stock due to a down-round protection feature present in the loan agreement. The Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the financing utilizing the Black Scholes valuation methodology and the assumptions discussed in Note 3 above. This resulted in a conversion liability value of $265,000 as of the financing close date which was one trading day prior to December 31, 2017. The second funding in January 2018 resulted in an additional conversion liability of $360,000.

On January 19, 2018, in conjunction with the Emerald Financing (discussed in Note 4 above), the bridge loan was converted in to common stock at $0.10 per share and 9,000,000 common shares were issued. Upon conversion the debt and associated conversion liability were extinguished resulting in a loss on extinguishment of $590,392 which was recorded as an other expense for the six months ended June 30, 2018. For the six months ended June 30, 2018, the Company recorded interest expense related to the amortization of the debt discount of $34,608 and marked to market the conversion liability to $810,000 which resulted in a change in fair value of $185,000.

At June 30, 2018, $3,767 in accrued interest related to the convertible debt has been recorded in other current liabilities.

9. Subsequent Events

AMRI Agreement

On July 31, 2018, Nemus, entered into a letter agreement, with Albany Molecular Research Inc., or AMRI, pursuant to which AMRI is to provide services to Nemus for process development and analytical method development and qualification for Nemus’ prodrug of tetrahydrocannabinol, or THC, as well as for sample production and a stability study.

Pursuant to the terms of the Agreement, Nemus will pay an estimated $64,200 in fees and expenses for the initial evaluation and development of a process for the production of Nemus’s pro-drug of THC to ensure reproducibility, quality and safety. After the initial evaluation, Nemus has agreed to pay additional fees and expenses for development, sample production of Nemus’s pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

Nemus may at any time cancel or delay any project under the Agreement prior to the scheduled start date. Nemus must reimburse AMRI for costs incurred prior to and including the date of cancellation plus any reasonable and foreseeable costs associated with stopping work on any project, including AMRI’s loss of revenue incurred as the result of reserving production facilities for Nemus’ exclusive use.

Nemus may terminate the Agreement in whole or in part at any time upon 30 days’ written notice. Either party may terminate the Agreement in writing in the event of default by the other party that is not cured within 30 days of receipt of notice of default for the following events of default: (i) insolvency of such party, (ii) any assignment for the benefit of creditors of such party, (iii) voluntary or involuntary filing of a petition order or other decree in bankruptcy by or against such party, (iv) commencement of any proceeding for liquidation of, reorganization of, or the composition, extension, arrangement or readjustment of the obligations of such party, (v) failure by such party to comply with any provision of the Agreement in any material respect, and (vi) proof that any representations by such party were false when made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and six months ended June 30, 2018 and 2017 (unaudited) and the year ended December 31, 2017 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise provided in this Quarterly Report, references to “we,” “us,” “our” and “Nemus” in this discussion and analysis refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. (“LGL”), together with its wholly-owned subsidiary, Nemus, a California corporation (“Nemus”). Nemus became the wholly owned subsidiary of Nemus Bioscience, Inc. through the closing of a reverse merger transaction (the “Merger”) pursuant to which a wholly owned subsidiary of LGL formed solely for the purpose of the Merger merged with and into Nemus and LGL changed its name to Nemus Bioscience, Inc.

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

Overview

We are an ophthalmology-focused biopharmaceutical company targeting the discovery, development, and the commercialization of cannabinoid-based therapeutics, through a number of agreements with the University of Mississippi, or UM. UM has held the only contract to cultivate cannabis for research purposes on behalf of the Federal Government since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts as well as the chemistry and physiology of cannabinoid molecules. We serve as UM’s partner for the development and commercialization of cannabinoid-based therapeutics and the realization of this partnership will depend on the successful development of these compounds through the regulatory requirements of drug approval agencies, like the FDA in the United States and the EMA in the European Union.

Recent Events and Significant Contracts.

Ocular Focused Strategy:

The Company conducted a review of the pipeline and the associated drug candidates and concluded that initial steps going forward should be focused on the development of cannabinoid molecules that could be instrumental in managing diseases of the eye. Historically, cannabinoids have been shown to possess neuroprotective and anti-fibrotic qualities that could be leveraged in preserving eyesight, especially among patients whose ocular pathology involves damage or death to the cells of the optic nerve.

Topical administration of THC to patients with hypertensive open-angle glaucoma, a disease that can result in irreversible vision loss secondary to the death of cells comprising the optic nerve, revealed that native THC does not readily enter the eye nor result in lowering of intra-ocular pressure (IOP). NB1111, the Nemus proprietary prodrug of THC, designed to be more hydrophilic, has revealed the following in Nemus-sponsored animal research to-date:

•	NB1111 effectively entered multiple chambers of the eye
•	NB1111 penetrated tissues in both the anterior and posterior compartments of the eye responsible for regulation of IOP
•	These ocular tissues are densely populated with cannabinoid receptors that bind THC
•	Once inside the eye, NB1111 is converted to THC by virtue of the prodrug bioengineering
•	Administration of NB1111 in a validated rabbit glaucoma model revealed a decline in IOP exceeding 40%
•	When NB1111was encapsulated in a solid-lipid nanoparticle (SLN) to enhance the duration of activity, IOP decline exceeded 35% and demonstrated that the drug could be administered twice-daily
•	NB1111 out-performed other approved medicines for the treatment of glaucoma
•	The ability of NB1111 to penetrate the posterior compartment of the eye and concentrate in the retinal choroid and optic nerve offers the potential for the cannabinoid to exert direct neuroprotective effects associated with cannabinoid molecules, a trait not shared by currently approved medications

The Nemus proprietary asset, NB2222, an analog of CBD, is undergoing early development for use as a topically administered ocular drug. CBD has been characterized to possess anti-inflammatory, anti-fibrotic and neuroprotective qualities which could be leveraged for managing the pathologic processes of multiple conditions of the eye, including but not limited to, macular degeneration, dry eye syndrome, diabetic retinopathy, and uveitis. Animal studies to-date have shown that NB2222 has its own intrinsic physiologic activity and can be metabolically converted to CBD over time by enzymes located in the eye. Ocular studies conducted in rabbits have revealed that NB2222 has the ability to enter multiple chambers of the eye and concentrate in the tissues that compose the retinal choroid and optic nerve.

Given the characteristics associated with these molecules, Nemus management has decided to devote resources to expedite entering human clinical studies for diseases of the eye. The first human disease target will be patients with glaucoma, utilizing NB1111 to lower IOP. The Company has previously reported that synthesis of the API resulted in a scale-up purification of 99.7% and the Company will endeavor to expand scale-up and formulate the API. The Company also plans on conducting further parallel animal studies prior to proof-of-concept human trials to assess the activity of NB1111 against latanoprost.

The Company will also examine formulation options and synthesis capabilities for NB2222 for the remainder of 2018 and then decide on which therapeutic target to pursue first. Currently, plans are to focus on diseases in the anterior compartment of the eye such as dry eye syndrome or uveitis, before addressing retinal conditions.

UM 5050 pro-drug agreements:

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. Nemus has decided to focus product development on developing ocular medicines for the treatment of ophthalmic-related diseases of the eye. In July 2018, the Company notified UM that it will renew the license for UM5050 related to ocular delivery of the prodrug of THC. The license agreement for ocular delivery contains certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date. The aggregate milestone payments under the license agreement, if the milestones are achieved, is $0.7 million. The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company is working with UM to establish new licenses derived from this option agreement and has let the other routes of administration option expire.

UM 8930 analogue agreements:

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analogue formulation of cannabidiol (“CBD”) for products administered through each of ocular or rectal delivery. In July 2018, the Company renewed the ocular delivery license. The license agreement for ocular delivery contains certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date. The aggregate milestone payments under the license agreement, if the milestones are achieved, is $0.7 million. The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company is working with UM to establish new licenses derived from this option agreement and has let the other routes of administration option expire.

UM 5070 license agreement:

On January 10, 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone and royalty payments, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date and this amount was paid in January 2018. The aggregate milestone payment under the license agreement, if the milestones are achieved, is $0.7 million. This license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under the license. This license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

Conversion of Preferred Stock and Warrants:

During the six-month period ended June 30, 2018, we issued 50,385,000 shares of common stock upon the conversion of all remaining shares of Series B, D and F Preferred Stock. In addition, the Series B warrant holders exercised warrants which resulted in the issuance of 4,693,750 shares of common stock.

Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements, convertible instruments, warrants issued in connection with financings, stock-based compensation expense, and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

As described in “Notes to Condensed Consolidated Financial Statements—Note 2—Immaterial Correction of an Error in Previously Issued Financial Statements,” we corrected a classification error for the period ended March 31, 2018 related to the misclassification of our warrant liabilities as long-term. As a result, we updated our policy for convertible instruments to include our policy for assessing short-term vs. long-term classification of our derivative liabilities. Management assessed the critical accounting policies as disclosed in our 2017 Form 10-K and determined that, other than the update to our convertible instruments policy note, there were no changes to our critical accounting policies or our estimates associated with those policies during the six months ended June 30, 2018.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to the accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recently issued accounting pronouncements and recently adopted accounting pronouncements. While we expect certain recently adopted accounting pronouncements to impact our estimates in future periods, the impact upon adoption was not significant to our current estimates and operations.

Results of Operations

For the three months ended June 30, 2018 and 2017

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended June 30, 2018, our total operating expenses were $1,080,190 as compared to $730,927 for the three months ended June 30, 2017. The increase in operating expenses was due to the items noted below:

Research and development. There were no research and development expenses for the three months ended June 30, 2018 as we re-position the Company’s strategy to focus on ophthalmology.

Research and development expenses for the three months ended June 30, 2017, were $60,651 which consisted of option renewal fees for UM 5050 and UM 8930 along with contract research and development fees with UM.

General and administrative. General and administrative expenses for the three months ended June 30, 2018 were $1,080,190 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees. By comparison, general and administrative expenses for the three months ended June 30, 2017 were $670,276 which primarily consisted of the same components. The increase of $409,914 related to increases in salaries due to severance, higher legal and accounting fees and additional consulting fees incurred under the Emerald Consulting Agreement.

Other expense (income). For the three months ended June 30, 2018, the Company had other expense of $1,580,242 related to the change in the fair value of the Series B and Emerald Warrant Liabilities. The fair value of the Emerald Warrant Liabilities was determined by a third party independent valuation conducted as of June 30, 2018. The Series B Warrants have an exercise price of $0 at June 30, 2018, therefore, the Black Scholes fair value of these warrants equaled the closing common stock price at the end of the quarter. The increase in the warrant value is primarily attributable to the increase in the fair value of the Company’s common stock.

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

Net loss and comprehensive loss. For the three months ended June 30, 2018, we had a net loss of $2,662,000 as compared to a net loss of $702,764 for the three months ended June 30, 2017. The increase in net loss was primarily attributable to the $1.6 million increase in other expense from the revaluation of the warrant liabilities and increases in general and administrative expenses due to costs associated with the change in control transaction. We expect to incur net losses for the foreseeable future.

For the six months ended June 30, 2018 and 2017

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the six months ended June 30, 2018, our total operating expenses were $2,331,551 as compared to $2,111,080 for the six months ended June 30, 2017. The net increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the six months ended June 30, 2018 were $25,000 which consisted of the annual license renewal fee for UM 5070.

Research and development expenses for the six months ended June 30, 2017 were $152,751 which consisted of initial license fees for UM 5070, option renewal fees for UM 5050 and UM 8930, and contract research and development fees with UM.

General and administrative. General and administrative expenses for the six months ended June 30, 2018 were $2,306,551 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the six months ended June 30, 2017 were $1,958,329 which primarily consisted of the same components. The increase of $348,222 related to increases in salaries due to severance, the K2C consulting termination fee and additional consulting fees incurred under the Emerald Consulting Agreement, partially offset by lower investor relations costs and legal fees.

Other expense (income). For the six months ended June 30, 2018, the Company had non-operating expense of $8,539,574 which consisted of the following components:

•	$417,749 represented a net increase in fair value of the warrant liabilities for the six month period ended June 30, 2018.
•	$7,174,634 represented a loss from the excess of the fair value of the warrants on the date of issuance over the proceeds received in the Emerald Financing transaction.
•	$185,000 represented the mark to market adjustment to revalue the conversion liability associated with the convertible debt – related party prior to conversion. We used a Black Scholes value to determine the fair value of the conversion liability.
•	$137,191 in financing costs related to the Emerald Financing transaction.
•	We recognized $590,392 and $34,608 from a loss on extinguishment and amortization of the discount, respectively, related to the Convertible debt – related party

For the six months ended June 30, 2017, the Company had non-operating income of $127,530 from a $38,998 decrease to the fair value of the Series B warrant liability and a decrease in fair value related to the Series B preferred stock conversion right of $88,532. The change in the warrant liability and Series B preferred stock conversion right was determined by third party independent valuations conducted at the beginning and ending of the six month period ended June 30, 2017.

Net Loss and comprehensive loss. For the six months ended June 30, 2018, we had a net loss of $10,875,793 as compared to a net loss of $1,985,981 for the six months ended June 30, 2017. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.

We have incurred operating losses and negative cash flows from operations since our inception and as of June 30, 2018, had an accumulated deficit of $24,906,664, a stockholders’ deficit of $8,245,279 and a working capital deficit of $8,250,258. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop potential drug candidates, in particular, our lead drug candidate NB1111 for glaucoma, into preclinical development activities and support our corporate infrastructure which includes the costs associated with being a public company. We had cash and cash equivalents of $1,874,720 as of June 30, 2018, as compared to $259,955 as of December 31, 2017. This increase is primarily attributable to the proceeds of $3,250,000 from the Emerald financing along with $400,000 of the $900,000 convertible bridge loan from Emerald as previously discussed. For the six month period ended June 30, 2018, we issued 4,693,750 shares of our common stock upon exercise of warrants resulting in net proceeds to us of $98,700. Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date the condensed consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

Going Concern

Our independent registered public accounting firm has issued a report on our audited financial statements for the fiscal year ended December 31, 2017 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal controls. Other than the hiring of a new chief financial officer, management determined there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceeding

There have been no other material developments with respect to previously reported legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2017 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A-Risk Factors.” There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

For the six months ended June 30, 2018, certain stockholders who had acquired warrants to purchase shares of our common stock in prior offerings exercised warrants representing 4,693,750 shares of our common stock at exercise prices ranging from $0 to $0.10, resulting in net proceeds to us of $98,700. The securities were sold in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) of Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1†	Employment Agreement, dated May 25, 2018, between Nemus Bioscience, Inc. and Douglas Cesario(1)
10.2†	Stock Option Agreement, dated May 25, 2018, between Nemus Bioscience, Inc. and Douglas Cesario(1)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

___________

(1) Included as exhibit to our Current Report on Form 8-K filed on June 1, 2018.

+ Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

† Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc., a Nevada corporation

August 10, 2018	By:	/s/ Brian Murphy
Brian Murphy
	Its:	Chief Executive Officer (Principal Executive Officer)

August 10, 2018	By:	/s/ Doug Cesario
Doug Cesario
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

