Form 10-Q/A
period 2018-06-30
Nemus Bioscience, Inc.
filed 2018-08-17
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of August 9, 2018, there were 133,345,080 shares of the issuer’s $0.001 par value common stock issued and outstanding.

Explanatory Note

This amendment (Form 10-Q/A) is being provided for the sole purpose of amending the original Form 10-Q for the period ended June 30, 2018, as filed on August 10, 2018, to correct the number of shares of common stock issued and outstanding as of August 9, 2018. The cover page of the original Form 10-Q inadvertently misstated the number of shares of common stock outstanding as of August 9, 2018 to be 132,701,579. The actual number of shares of common stock outstanding as of that date was 133,345,080.

No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

2