Form 10-Q
period 2018-09-30
Nemus Bioscience, Inc.
filed 2018-11-14
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, there were 133,870,080 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
ASSETS	(Unaudited)	(Note 1)
Current assets
Cash and cash equivalents	$1,058,438	$259,955
Restricted cash	4,502	4,428
Prepaid expenses	96,522	291,428
Other current assets	2,609	-
Total current assets	1,162,071	555,811

Property and equipment, net	3,810	1,407

Total assets	$1,165,881	$557,218

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$45,503	$100,921
Accounts payable - related party	15,000	-
Accrued payroll and related expenses	48,438	54,512
Accrued expenses	101,493	143,826
Warrant liabilities, short-term	11,110,567	-
Provision for conversion of Series B preferred stock	-	6,715
Convertible debt	-	235,000
Provision for conversion of convertible debt	-	265,000
Total current liabilities	11,321,001	805,974

Noncurrent liabilities
Series B warrant liability, long-term	-	551,322

Total liabilities	11,321,001	1,357,296

Commitments and contingencies
(Note 7)

Preferred stock, $0.001 par value; 20,000,000 shares authorized Redeemable Convertible Series B Preferred Stock net of $347,091 issuance costs (0 and 2,833.55 issued and outstanding as of September 30, 2018 and December 31, 2017)	-	822,201
Convertible Series D Preferred Stock, net of $30,557 issuance costs (0 and 200 issued and outstanding as of September 30, 2018 and December 31, 2017)	-	169,446
Convertible Series F Preferred Stock, net of $118,855 issuance costs (0 and 2,000 issued and outstanding as of September 30, 2018 and December 31, 2017)	-	1,777,781

Stockholders’ deficit
Common stock, $0.001 par value; 236 million shares authorized; 133,445,080 issued and outstanding as of September 30, 2018 and 33,622,829 issued and outstanding as of December 31, 2017	133,445	33,623
Additional paid-in-capital	15,731,537	9,444,831
Warrants	982,911	982,911
Accumulated deficit	(27,003,013)	(14,030,871)
Total stockholders’ deficit	(10,155,120)	(3,569,506)
Total liabilities and stockholders’ deficit	$1,165,881	$557,218

See accompanying notes to the unaudited condensed consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Operating expenses
Research and development	$67,291	$88,550	$92,291	$241,302
General and administrative	978,329	673,080	3,284,880	2,631,408

Total operating expenses	1,045,620	761,630	3,377,171	2,872,710

Operating loss	(1,045,620)	(761,630)	(3,377,171)	(2,872,710)

Other expense (income)
Change in fair value of warrant liabilities	1,050,729	(281,497)	1,468,477	(320,495)
Fair value of warrant liability in excess of proceeds	-	-	7,174,634	-
Change in fair value of conversion rights of Series B preferred stock	-	-	-	(88,532)
Change in fair value of conversion rights of convertible debt	-	-	185,000	-
Financing transaction costs	-	-	137,192	-
Loss on extinguishment of convertible debt	-	-	590,392	-
Amortization of convertible debt discount	-	-	34,608	-
Interest expense	-	-	3,100	-
Interest income	-	-	(74)	-

Loss before income taxes	(2,096,349)	(480,133)	(12,970,500)	(2,463,683)

Provision for income taxes	-	-	1,642	2,431

Net loss and comprehensive loss	$(2,096,349)	$(480,133)	$(12,972,142)	$(2,466,114)

Less: Preferred deemed dividend	-	-	-	711,000
Net loss applicable to common shareholders	$(2,096,349)	$(480,133)	$(12,972,142)	$(3,177,114)

Basic earnings per common share	$(0.02)	$(0.02)	$(0.11)	$(0.12)
Diluted earnings per common share	$(0.02)	$(0.02)	$(0.11)	$(0.12)

Weighted average shares of common stock outstanding
Basic	131,445,057	30,191,744	117,434,563	27,068,308
Diluted	131,445,057	30,191,744	117,434,563	27,068,308

See accompanying notes to the unaudited condensed consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(12,972,142)	$(2,466,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,178	6,801
Loss on disposal of assets	804	138
Stock-based compensation expense	484,720	456,507
Amortization of warrants and stock issued for services (1)	-	20,000
Change in fair value of conversion rights of Series B preferred stock	-	(88,532)
Change in fair value of conversion rights of convertible debt	185,000	-
Change in fair value of warrant liabilities	1,468,477	(320,495)
Fair value of warrant liability in excess of proceeds	7,174,634	-
Loss on extinguishment of convertible debt	590,392	-
Amortization of convertible debt discount	34,608	-
Common stock issued for services	-	187,550
Changes in assets and liabilities:
Prepaid expenses (1)	194,906	(73,326)
Other current assets	(2,609)	831
Accounts payable	(55,418)	715,473
Accounts payable to related party	15,000	-
Accrued payroll and related expenses	(6,074)	278,161
Accrued license and patent reimbursement fees	-	80,893
Accrued expenses and other liabilities	(42,333)	14,342
Net cash used in operating activities	(2,928,857)	(1,187,771)
Cash flows from investing activities:
Purchases of property and equipment	(4,385)	-
Net cash used in investing activities	(4,385)	-
Cash flows from financing activities:
Proceeds from Series D preferred stock issuance, net of $183,343 issuance costs (2)	-	1,131,857
Proceeds from common stock issuance, net of $16,901 issuance costs	3,233,099	-
Proceeds from warrant exercises	98,700	-
Proceeds from convertible debt issuance	400,000	-
Net cash provided by financing activities	3,731,799	1,131,857

Net increase (decrease) in cash, cash equivalents and restricted cash	798,557	(55,914)

Cash, cash equivalents and restricted cash, beginning of period	264,383	102,320

Cash, cash equivalents and restricted cash, end of period	$1,062,940	$46,406

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	1,058,438	41,978
Restricted cash	4,502	4,428

Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$1,062,940	$46,406

Cash paid during the period for:
Interest	$-	$-

Income taxes	$1,642	$1,631

Supplemental disclosures of non-cash financing activities:
Conversion of outstanding preferred stock into common stock	$1,947,227	$-
Conversion of outstanding preferred stock subject to redemption into common stock	828,916	-
Fair value of common stock issued in extinguishment of convertible debt	1,710,000	-
Fair value of warrants issued in connection with Emerald financing	10,424,634	-
Reclassification of warrant liabilities due to exercise of warrants	1,333,866	-

Supplemental disclosures of non-cash financing and investing activities:

(1)	During the nine months ended September 30, 2017, warrants issued to service providers for consulting services were valued at $22,245 and were recorded as a Prepaid expense and amortized over the service period.

During the nine months ended September 30, 2017, warrants issued to service providers for consulting services were valued at $30,000 and are being amortized over the service period.

(2)	During the nine months ended September 30, 2017 preferred deemed dividends of $536,000 were recognized on Series D Preferred Stock and $175,000 on Series C Preferred Stock.

See accompanying notes to the unaudited condensed consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Operations and Business Activities

Nature of Operations

Nemus Bioscience, Inc. is a biopharmaceutical company that plans to research, develop and commercialize therapeutics derived from cannabinoids through a number of license agreements with the University of Mississippi (“UM”). UM is the only entity federally permitted and licensed to cultivate cannabis for research purposes in the United States. Unless otherwise specified, references in these Notes to the Unaudited Condensed Consolidated Financial Statements to the “Company,” “we” or “our” refer to Nemus Bioscience, Inc., a Nevada corporation formerly known as Load Guard Logistics, Inc. (“LGL”), together with its wholly-owned subsidiary, Nemus, a California corporation (“Nemus”). Nemus became the wholly owned subsidiary of Nemus Bioscience, Inc. through the Merger (as defined below).

Nemus Bioscience, Inc. (formerly LGL) was incorporated in Nevada on March 16, 2011. The wholly-owned subsidiary of Nemus Bioscience, Inc., Nemus, was incorporated in California on July 17, 2012. Our headquarters are located in Long Beach, California.

In January 2018, the Company entered into a securities purchase agreement with Emerald Health Sciences, Inc. (“Emerald”) discussed in Note 4 below, pursuant to which Emerald purchased a majority of the equity interest in Nemus resulting in a change in control. As part of the transaction, the Company’s Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, tendered their resignation and Emerald appointed two nominees to the new Board. Later, in October 2018 the Board appointed Dr. Avtar Dhillon, the Chairman, Chief Executive Officer and President of Emerald, as the Executive Chairman of the Company’s Board of Directors (Note 8).

As of September 30, 2018, the Company has devoted substantially all of its efforts to securing product licenses, carrying out research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years from potentially being able to do so.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since inception and as of September 30, 2018, had an accumulated deficit of $27,003,013, a stockholders’ deficit of $10,155,120 and a working capital deficit of $10,158,930. The Company anticipates that it will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical and clinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. As of September 30, 2018, the Company had cash and cash equivalents of $1,058,438, as compared to $259,955 of cash and cash equivalents as of December 31, 2017. This increase is primarily attributable to the proceeds of $3,250,000 from the Emerald Financing (defined below) along with $400,000 of the $900,000 convertible bridge loan from Emerald. However, without additional funding management believes that the Company will not have sufficient funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent on its ability to raise additional sufficient funding to cover operating expenses and to invest in operations and development activities. On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald (Note 9). Under the Credit Agreement the Company is able to draw down up to $20 million from time to time in principal amounts of at least $250,000. The drawdowns are subject to approval by the Company’s Board of Directors, which is controlled by the directors and principal executive officer of Emerald.

The Company plans to continue to pursue funding through public or private equity or debt financings, licensing arrangements, asset sales, government grants or other arrangements. However, the Company cannot provide any assurances that such additional funds will be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, substantial dilution to existing stockholders would result. If the Company is unable to secure adequate additional funding, the Company may be forced to reduce spending, extend payment terms with suppliers, liquidate assets where possible, suspend or curtail planned programs or cease operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements have been prepared on a consistent basis with the Company’s Audited Consolidated Financial Statements for the fiscal year ended December 31, 2017, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or any future periods. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 19, 2018, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

Restricted Cash

A deposit of $4,502 and $4,428 as of September 30, 2018 and December 31, 2017, respectively, was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company’s credit cards.

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

The carrying values of our financial instruments, with the exception of the warrant liabilities, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The derivative liabilities related to the warrants and Series B preferred conversion liability were valued utilizing Level 3 inputs.

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

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Due to the substantial doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at September 30, 2018. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss to offset pre-tax losses.

The Company recognizes a tax benefit from uncertain tax positions when it is more likely than not (50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The Company has no material uncertain tax positions as of September 30, 2018.

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

When determining short-term vs. long-term classification of derivative liabilities, the Company first evaluates the instruments’ exercise provisions. Generally, if a derivative is a liability and exercisable within one year, it will be classified as short-term. However, because of the unique provisions and circumstances that may impact the accounting for derivative instruments, the Company carefully evaluates all factors that could potentially restrict the instrument from being exercised or create a situation where exercise would be considered remote. The Company re-evaluates its derivative liabilities at each reporting period end and makes updates for any changes in facts and circumstances that may impact classification.

The Company accounts for convertible instruments with embedded conversion features in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) if it’s determined that the conversion feature should not be bifurcated from their host instruments. Under ASC 470-20, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the difference between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Company accounts for convertible instruments in accordance with ASC 815, when it has determined that the embedded conversion option should be bifurcated from its host instrument. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

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

Research and Development Expenses and Licensed Technology

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

Stock-Based Compensation

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period with forfeitures accounted for as they occur. The Company uses the Black-Scholes Merton option pricing model for estimating the grant date fair value of stock options using the following assumptions:

•

Volatility - Stock price volatility is estimated based on industry peers who are also in the early development stage given the limited historical trading information in the public marketplace for the Company’s own stock.

•	Expected term - The expected term is based on a simplified method which defines the life as the weighted average of the contractual term of the options and the vesting period for each award.

•

Risk-free rate - The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. treasury securities in effect during the period in which the awards were granted.

•	Dividends - The dividend yield assumption is based on our history and expectation of paying no dividends in the foreseeable future.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. ASC 220 requires that an entity records all components of comprehensive income (loss), net of their related tax effects, in its financial statements in the period in which they are recognized. For the three and nine months ended September 30, 2018 and 2017, the comprehensive income (loss) was equal to the net loss.

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

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2018	2017	2018	2017
Stock options	1,850,073	1,130,000	1,850,073	1,130,000
Unvested restricted stock	1,918,501	1,050,000	1,918,501	1,050,000
Common shares underlying convertible preferred stock	-	13,965,500	-	13,965,500
Warrants	51,055,750	11,649,500	51,055,750	11,649,500

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The outstanding Warrants issued to Emerald contain a down-round provision. However, in the absence of the down-round these warrants would require liability accounting and be considered derivatives due to the presence of a put option (see Note 3). As such, the adoption of ASU 2017-11 is not expected to have a material impact on its financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-08 Collaborative Arrangements (Topic 808) intended to improve financial reporting around collaborative arrangements and align the current guidance under ASC 808 with ASC 606 Revenue from Contracts with Customers. The ASU affects all companies that enter into collaborative arrangements. The ASU clarifies when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and changes certain presentation requirements for transactions with a collaborative arrangement participants that are not directly related to sales to third parties. For public companies, the standard is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company has not entered into any collaborative arrangements and therefore does not currently expect the adoption of this standard to have a material effect on its Condensed Consolidated Financial Statements. The Company plans to adopt this ASU either on the effective date of January 1, 2020 or possibly in an earlier period if a collaborative arrangement is entered. Upon adoption, the Company will utilize the retrospective transition approach, as prescribed within this ASU.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820) intended to improve the effectiveness of disclosures around fair value measurements in the notes to financial statements. The ASU affects all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. For all entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted upon the issuance of the Update and entities are permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company has early adopted part of this ASU upon issuance and revised its disclosures as of the September 30, 2018 reporting period to omit the disclosures removed by this ASU on a retrospective basis. Those disclosures include; 1. the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2. the policy for timing of transfers between levels, and 3. the valuation processes for Level 3 fair value measurements. The Company has elected to delay adoption of the additional disclosures required by the ASU, which include the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty until their effective date. Once this ASU is effective, the additional disclosures will be made on a prospective basis in the notes to the financial statements. The adoption of this guidance does not have a material impact to the Company’s disclosures in the notes to its financial statements and has no impact on the Company’s Condensed Consolidated Financial Statements.

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

Warrants vested and outstanding as of September 30, 2018 are summarized as follows:

			Amount
	Exercise	Term	Issued and
Source	Price	(Years)	Outstanding

Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-$5.00	5-10	442,000
2015 Series B Financing
Common Stock Warrants to Series B Stockholders	$0.00	5	1,456,250
Placement Agent Warrants	$0.00	5	187,500
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Placement Agent Warrants	$0.40	5	125,000
2017 Series D Placement Agent Warrants	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	44,200,000
Total warrants vested and outstanding as of September 30, 2018			51,055,750

2018 Emerald Financing Warrants

In January and February 2018, the Company issued an aggregate of 40,800,000 and 3,400,000 fully vested common stock warrants to Emerald and an accredited investor, respectively, in conjunction with the Emerald Financing discussed below (See Note 4). The Company reviewed the warrants for liability or equity classification under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that these warrants should be classified as liabilities. See additional discussion below, Derivative Liabilities- Emerald Warrant Liability.

2017 Series D Placement Agent Warrants

In January 2017, the Company issued 480,000 warrants to purchase common stock to its investment banker in exchange for services rendered in conjunction with the Series D Preferred Stock financing. The warrants vested immediately and had an estimated fair value of $115,200 utilizing the Black-Scholes option pricing model, this amount was recorded to issuance costs for the nine months ended September 30, 2017.

2017 Common Stock Warrants to Service Provider

In February 2017, the Company entered into an agreement with one of its investors to provide advisory services on all matters including financing in exchange for 125,000 common stock warrants. The warrants vested immediately and had an estimated fair value of $30,000 utilizing the Black-Scholes option pricing model, this amount was recorded to general and administrative expense during the nine months ended September 30, 2017.

Derivative Liabilities

The following tables summarize the activity of derivative liabilities for the periods indicated:

	Nine Months Ended September 30, 2018
	December 31, 2017 Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	September 30, 2018 Fair Value of Derivative Liabilities
Emerald Financing - Warrant Liability	$-	$10,424,634	$192,808	$-	$10,617,442
Series B Warrant Liability	551,322	-	1,275,669	(1,333,866)	493,125
Series B Preferred Stock Conversion Liability	6,715	-	-	(6,715)	-
Total	$558,037	$10,424,634	$1,468,477	$(1,340,581)	$11,110,567

	Nine Months Ended September 30, 2017
	December 31, 2016 Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	September 30, 2017 Fair Value of Derivative Liabilities
Series B Warrant Liability	$1,112,308	$-	$(320,495)	$-	$791,813
Series B Preferred Stock Conversion Liability	118,821	-	(88,532)	(5,861)	24,428
Total	$1,231,129	$-	$(409,027)	$(5,861)	$816,241

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

The warrant liabilities have been valued using Monte Carlo simulations conducted at the closing dates of January 19, 2018 and February 16, 2018 and at September 30, 2018 using the following assumptions:

	September 30, 2018	At issuance
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	2.92%	2.45-2.6%
Expected term (years)	4.30-4.38	5.0
Closing price per share of common stock	$0.30	$0.29-0.30

Because fair value assigned to the warrants exceeded the proceeds received in the Emerald Financing, none of the consideration was allocated to common stock and the Company recorded an adjustment for the difference between the fair value of the warrant liabilities and the total proceeds received to other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2018 as follows:

	Closing
	January 2018	February 2018	Total
Initial Fair Value of Emerald Financing Warrant Liability	$4,717,211	$5,707,423	$10,424,634
Less: Proceeds from Emerald Financing	1,500,000	1,750,000	3,250,000
Excess over proceeds adjustment	$3,217,211	$3,957,423	$7,174,634

In addition, because the aggregate proceeds were allocated to the fair value of the Emerald Financing Warrant Liability, issuance costs totaling $137,191 were charged to other expense for the nine months ended September 30, 2018.

For the three months ended September 30, 2018, the Company recorded other expense of $1,006,879 related to the change in fair value of the Emerald Financing Warrant Liability included in the Condensed Consolidated Statement of Operations and Other Comprehensive Loss. Approximately $126,000, of the increase to the Emerald Warrant Liability related to a change in estimate in the probability of the put option being exercised.

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

The Company utilized the Black Scholes Merton Option Pricing Model to compute the fair value of the warrants, the assumptions are outlined as follows:

	As of September 30, 2018	As of December 31, 2017
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	2.786-2.789%	1.947-1.949%
Expected term (years)	1.89-1.90	2.64-2.65
Weighted-average fair value of warrants	$0.300	$0.086

In January 2018, 987,000 Series B warrants were exercised at a price of $0.10 resulting in cash proceeds to the Company of $98,700. Prior to exercise, these Series B Warrants were adjusted to fair market value using a Black Scholes Merton Option Pricing Model which considered the closing trading price on the exercise dates. From January 19, 2018 through September 30, 2018, 3,806,750 Series B warrants were exercised at a price of $0.00 for no consideration. Prior to exercise, these Series B Warrants were adjusted to fair market value using a Black Scholes Merton Option Pricing Model which considered the closing trading price on the exercise dates. Because the exercise price of these options had been reset to $0.00, the fair value derived from the valuation model approximated the market value of the Company’s common stock on the exercise dates. (See Note 4)

For the three months ended September 30, 2018 and 2017, the Company recorded other expense of $43,850 and $281,497, respectively, related to the change in fair value of the Series B Warrant Liability included in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Series B Preferred Stock Conversion Liability

On August 20, 2015, in connection with the Series B Preferred Stock financing, the Company bifurcated a conversion liability related to a down-round protection provided to the Series B investors. The value of this embedded derivative was determined utilizing a “with and without” method by valuing the preferred stock with and without the down round protection. During the first fiscal quarter of 2018, all of the remaining Series B Preferred Stock was converted to common stock (See Note 4) and as a result, the Series B conversion liability was reduced to zero. The reduction of this liability totaling $6,715 was recorded to equity for the nine months ended September 30, 2018.

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

The second closing under the Emerald Financing occurred on February 16, 2018, pursuant to which Nemus issued and sold to Emerald 15,000,000 shares of Nemus’ common stock, and a warrant to purchase 20,400,000 shares of Common Stock at an exercise price of $0.10 per share for a term of five years. In addition, an accredited investor purchased 2,500,000 shares of common stock and a warrant to purchase 3,400,000 shares of common stock at an exercise price of $0.10 per share for a term of five years. The Company received aggregate gross proceeds of $1,750,000 from the second closing. In connection with the private placement, the Company was liable to reimburse Emerald for legal fees up to $25,000; total billings received as of September 30, 2018 are insignificant to the Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2018, all remaining Series B, D, and F stockholders converted their shares of preferred stock to common stock. This resulted in 2,833.5 shares of Series B Preferred Stock being converted into 28,335,000 shares of common stock at an effective price of $0.10 per share and 0.05 shares of Series B Preferred Stock being converted into 50,000 shares of common stock at an effective price of $0.001 per share, 200 shares of Series D Preferred Stock being converted into 2,000,000 shares of common stock at an effective price of $0.10 per share, and 2,000 shares of Series F Preferred Stock being converted into 20,000,000 shares of common stock at an effective price of $0.10 per share.

During the nine months ended September 30, 2018, the Series B warrant holders exercised warrants with an intrinsic value of $1,308,175 which resulted in the issuance of 4,793,750 shares of common stock.

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with a par value of $0.001 per share.

As of September 30, 2018, all of the redeemable Convertible Series B and Convertible Series C, D and F Preferred Stock was fully converted, as disclosed above under “Common Stock” and is no longer outstanding. For a description of the provisions of each preferred series previously issued and outstanding at December 31, 2017, refer to annual report on Form 10-K for the year ended December 31, 2017.

5. Stock-Based Compensation

Stock Incentive Plan

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan initially reserved 3,200,000 shares for future grants. As of September 30, 2018, the Company had 701,499 shares available for future grant under the 2014 Plan. In October 2018, the Company increased the share reserve under the 2014 Plan; refer to Note 9 for more information. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company.

The following is a summary of option activity under the Company’s 2014 Plan for the nine months ended September 30, 2018:

			Weighted
			Average
		Weighted	Remaining
	Number of Shares	Average Exercise Price	Contractual Term

Outstanding, December 31, 2017	1,130,000	$0.60	6.89

Granted	-	-	-
Exercised	-	-	-
Cancelled	(48,000)	2.57	-
Forfeited	(427,000)	0.66	-
Outstanding, September 30, 2018	655,000	$0.42	6.11
Exercisable, September 30, 2018	393,000	$0.42	6.11

During the nine months ended September 30, 2018, no stock options were exercised. The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2018 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”). The aggregate intrinsic value of options exercisable, and vested and expected to vest as of September 30, 2018, was $-0- and $-0-, respectively.

No options were granted to non-employees during the three and nine months ended September 30, 2018 and 2017.

The following is a summary of RSA activity under the Company’s 2014 Plan for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2017	1,050,000	$0.75

Granted	643,501	0.26
Released	(675,000)	0.75
Outstanding, September 30, 2018	1,018,501	$0.44
Expected to vest, September 30, 2018	1,018,501	$0.44

On February 28, 2018, in conjunction with the signing of the K2C separation agreement discussed in Note 8 below, Mr. Lykos’ RSA’s amounting to 325,000 shares vested immediately resulting in a Type III award modification and a credit to stock compensation of $98,042 for the nine months ended September 30, 2018 due to a lower fair market value of those shares as of the modification date.

On May 25, 2018, in conjunction with the signing of her separation agreement, the former Nemus CFO, Ms. Elizabeth Berecz’s RSA’s amounting to 350,000 shares vested immediately resulting in a Type III award modification and a credit to stock compensation of $97,183 for the nine months ended September 30, 2018 due to a lower fair market value of those shares as of the modification date as compared to the fair value immediately prior to acceleration.

Awards Granted Outside the 2014 Plan

Options

On May 25, 2018, the Company entered into Stock Option Agreement with Douglas Cesario, CFO, granting 1,195,073, stock options with an exercise price equal to $0.245 and a grant date fair market value of $200,172. The options vest 25% on July 23, 2018, and the remaining 75% will vest 1/33 on each of the next 33 months thereafter. Options will fully vest upon a Triggering Event, including a Sale of the Company or a Merger that results in a change of control. The aggregate intrinsic value of the awards exercisable and vested and expected to vest as of September 30, 2018, is $19,420 and $65,729, respectively.

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

On February 28, 2018, in conjunction with the signing of the K2C separation agreement discussed in Note 8 below, Mr. Lykos’ Restricted stock awards amounting to 900,000 shares became immediately vested resulting in a Type III award modification and stock compensation expense of $216,000 for the nine months ended September 30, 2018, due to an increase in the fair value of the award immediately before and after the modification date.

On May 25, 2018, in conjunction with the signing of her separation agreement discussed above, the former Nemus CFO, Ms. Elizabeth Berecz’s Restricted stock awards amounting to 700,000 shares became immediately vested resulting in the recording of compensation expense of $184,800 for the nine months ended September 30, 2018, due to an increase in the fair value of the award immediately before and after the modification date.

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense based on the fair value of that portion of stock options that are ultimately expected to vest during the period. Stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations and Comprehensive Loss includes compensation expense for stock-based awards based on the estimated grant date fair value over the requisite service period. For the three months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $154,508 and $152,172, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For the nine months ended September 30, 2018 and 2017, the Company recognized stock-based compensation expense of $484,720 and $456,507, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The total amount of unrecognized compensation cost was $547,447 as of September 30, 2018. This amount will be recognized over a weighted average period of 2.06 years.

6. Significant Contracts

University of Mississippi Agreements

In July 2013, the Company entered into a Memorandum of Understanding (MOU) with UM to engage in joint research of extracting, manipulating, and studying cannabinoids in certain forms to develop intellectual property (IP) with the intention to create and commercialize therapeutic medicines. This MOU resulted in Nemus entering into several licenses and research agreements with UM, related to a prodrug of tetrahydrocannabinol (THC) and an analog of cannabidiol (CBD). The term of the MOU agreement expired in 2018 and was not renewed since the Company and the University had entered into a number of licenses for the aforementioned compounds.

UM 5050 pro-drug agreements:

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted the Company exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. Nemus has decided to initially focus UM 5050 product development on developing ocular medicines for the treatment of ophthalmic-related diseases of the eye. In July 2018, the Company notified UM that it will renew the license for UM5050 related to ocular delivery of the prodrug of THC. The license agreement for ocular delivery contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date and this amount was paid in September 2018. The aggregate milestone payments under the license agreement, if the milestones are achieved, is $0.7 million. The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

On October 15, 2014, the Company signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company is working with UM to establish new licenses derived from this option agreement and has let the other routes of administration option expire.

UM 8930 analogue agreements:

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted the Company exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analogue formulation of cannabidiol (“CBD”) for products administered through each of ocular or rectal delivery. In July 2018, the Company renewed the ocular delivery license. The license agreement for ocular delivery contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date. The aggregate milestone payments under the license agreement, if the milestones are achieved, is $0.7 million. The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, the Company signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company is working with UM to establish new licenses derived from this option agreement and has let the other routes of administration option expire.

UM 5070 license agreement:

On January 10, 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date and this amount was paid in January 2018. The aggregate milestone payment under the license agreement, if the milestones are achieved, is $0.7 million. This license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under the license. This license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

UM Research Agreement

The Company signed a research agreement with UM on August 28, 2018 to conduct an animal study in normotensive and glaucomatous animals to assess the use of NB1111, the prodrug of THC, using solid lipid nanoparticle delivery (SLN) of the company’s proprietary molecule when compared to a prostaglandin standard of care. Safety data will also be collected. The term of the Research Agreement is through January 31, 2019 and may be terminated for convenience or cause by either party at any time without penalty. The aggregate amount of payments due by the Company under the contract for the services rendered is up to $155,156. Upon cancellation the Company is responsible to pay any amounts incurred by UM for the services through the termination date.

AMRI Agreement

On July 31, 2018, the Company entered into a letter agreement with Albany Molecular Research Inc., or AMRI, pursuant to which AMRI is to provide services to the Company for process development and analytical method development and qualification for the Company’s prodrug of tetrahydrocannabinol, or THC, as well as for sample production and a stability study.

Pursuant to the terms of the agreement, the Company will pay an estimated $64,200 in fees and expenses for the initial evaluation and development of a process for the production of the Company’s pro-drug of THC to ensure reproducibility, quality and safety. After the initial evaluation, the Company has agreed to pay additional fees and expenses for manufacturing, sample production of the Company’s pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

The Company may at any time cancel or delay any project under the agreement prior to the scheduled start date. The Company must reimburse AMRI for costs incurred prior to and including the date of cancellation plus any reasonable and foreseeable costs associated with stopping work on any project, including AMRI’s loss of revenue incurred as the result of reserving production facilities for the Company’s exclusive use.

The Company may terminate the agreement in whole or in part at any time upon 30 days’ written notice. Either party may terminate the agreement in writing in the event of default by the other party that is not cured within 30 days of receipt of notice of default for the following events of default: (i) insolvency of such party, (ii) any assignment for the benefit of creditors of such party, (iii) voluntary or involuntary filing of a petition order or other decree in bankruptcy by or against such party, (iv) commencement of any proceeding for liquidation of, reorganization of, or the composition, extension, arrangement or readjustment of the obligations of such party, (v) failure by such party to comply with any provision of the agreement in any material respect, and (vi) proof that any representations by such party were false when made.

7. Commitments and Contingencies

Legal Matters

General Litigation and Disputes

From time to time, in the normal course of our operations, we may be a party to litigation and other dispute matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations. As of September 30, 2018, there were no pending or threatened lawsuits or claims that could reasonably be expected to have a material effect on the Company’s financial position or results of operations, but the Company has filed a petition commencing arbitration as described below.

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

On November 8, 2017, the Company filed a petition commencing arbitration against the purchaser and guarantor as well as other related individuals. In the petition, the Company asserts, among other things, breach of contract against the purchaser for its failure to close its purchase of Series E Preferred Stock as required by the securities purchase agreement. The Company also asserts a breach of contract claim against the guarantor for its failure to honor its guarantee of the transaction. The petition was filed with Judicial Arbitration and Mediation Services, Inc., ENDISPUTE in Orange County, California, as required by the securities purchase agreement. The Company has engaged its legal counsel in the matter on a contingent-fee basis, other than costs, and intends to pursue damages and remedies in connections with these agreements. This legal action remains on-going.

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of September 30, 2018, the Company had no proceedings or inquiries.

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

8. Related Party Matters

K2C, Inc.

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by the Company’s then Executive Chairman and Co-Founder, Mr. Cosmas N. Lykos, pursuant to which the Company paid K2C a monthly fee for services performed by Mr. Lykos for the Company. The agreement expired on June 1, 2017 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement was $10,000 and increased to $20,000 effective April 1, 2017.

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

For the three months ended September 30, 2018, no expense was incurred under this agreement. Total expense incurred under this agreement was $60,000 for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, total expense incurred under this agreement was $220,000 (including the previously discussed lump sum payment) and $150,000 respectively. Under the separation agreement, Mr. Lykos was allowed to participate in the Company’s health, death and disability insurance plans for six months subsequent to K2C’s separation.

Emerald Health Sciences

On February 1, 2018, the Company entered into an Independent Contractor Agreement with Emerald, pursuant to which Emerald agreed to provide such services as are mutually agreed between the Company and Emerald, including reimbursement for reasonable expenses incurred in the performance of the Independent Contractor Agreement. These services can include, but are not limited to, corporate advisory services and technical expertise in the areas of business development, marketing, investor relations, information technology and product development. The Independent Contractor Agreement has an initial term of ten years and specifies compensation which is agreed upon between the Company’s chief executive officer and Emerald’s Chairman, CEO and President on a month-to-month basis. The fee due under this agreement is payable on a monthly basis, however, if the Company is unable to make payments due to insufficient funds, then interest on the outstanding balance will accrued at a rate of 12% per annum, calculated semi-annually. Under this agreement, for the three and nine months ended September 30, 2018, the Company incurred expenses of $150,000 and $400,000, respectively.

On February 6, 2018, the Company entered into a Consulting Agreement with Dr. Avtar Dhillon, the Chairman, Chief Executive Officer and President of Emerald. The services under the Consulting Agreement include, corporate finance and strategic business advisory. The Consulting Agreement has an initial term of one year and renews automatically unless terminated by either party. The agreement specifies an annual fee of $60,000 payable semi-monthly in installments, including reimbursement for reasonable expenses incurred in the performance of the services. The contractor is also entitled to a discretionary annual bonus, payable 120 days after each fiscal year end, to be determined by the Board upon its annual review. Under this agreement, for the three and nine months ended September 30, 2018, the Company incurred $15,000 and $45,000, respectively. At September 30, 2018, $15,000 is accrued and included in accounts payable – related party in the Condensed Consolidated Balance Sheets. The Consulting Agreement was canceled on October 5, 2018 in connection with the Company’s entry into the Credit Agreement with Emerald (Note 9), and Dr. Avtar Dhillon was appointed as the Executive Chairman of the Company’s Board of Directors.

Convertible Debt – Related Party

On December 28, 2017, the Company entered into a Secured Promissory Note and Security Agreement for a convertible bridge loan with Emerald. The bridge loan provides for aggregate gross proceeds to the Company of up to $900,000 and is secured by all of the Company’s assets. The Company received proceeds of $500,000 on December 28, 2017 and on January 19, 2018, the Company received the remaining $400,000 in funding as it had satisfied the conditions of the funding. These conditions required receipt of conversion notices from all the existing Series B shareholders to convert their preferred shares to common stock. Such conversions occurred in January and February of 2018.

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

On January 19, 2018, in conjunction with the Emerald Financing (discussed in Note 4 above), the bridge loan was converted into common stock at $0.10 per share and 9,000,000 common shares were issued. Upon conversion the debt and associated conversion liability were extinguished resulting in a loss on extinguishment of $590,392 which was recorded as other expense for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the Company recorded interest expense related to the amortization of the debt discount of $34,608 and marked to market the conversion liability to $810,000 which resulted in a change in fair value of $185,000.

At September 30, 2018, $3,767 in accrued interest related to the convertible debt has been recorded in other current liabilities.

9. Subsequent Events

Common Stock

On October 5, 2018, the Company’s Board of Directors and majority stockholder approved an amendment to the Company’s articles of incorporation to increase the number of authorized common shares available for issuance to 500,000,000. The amendment to the Company’s articles of incorporation will be effective upon the filing of a Certificate of Amendment with the Nevada Secretary of State, which is expected to occur on or about November 14, 2018.

2014 Plan and Stock Option Awards

On October 5, 2018, the Company amended the 2014 Plan to increase the number of shares reserved for issuance to equal 10% of the number of issued and outstanding shares of common stock of the Company. On October 16, 2018, the Company filed a registration statement on Form S-8 to register the additional shares of common stock authorized for issuance under the 2014 Plan, as amended.

On October 5, 2018, the Company granted 350,000 options to purchase shares of common stock with an exercise price of $0.26 under the 2014 Plan to a member of management. The options vest 25% upon the date of grant and 1/36th on each of the next thirty-six months thereafter.

On October 10, 2018, the Company granted a total of 1,400,000 non-qualified stock options to purchase shares of common stock to the Directors of the Company under the 2014 Plan. The options have an exercise price of $0.305 per share and vest in equal monthly installments over a one-year period commencing on the date of grant.

Multi-Draw Credit Agreement and Issuance of Warrants

On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald, a related party. The Credit Agreement provides for a credit facility to the Company of up to $20,000,000 and is unsecured. Advances under the Credit Agreement bear interest at an annual rate of 7% (payable quarterly in arrears) and mature on October 5, 2022. At Emerald’s election, advances and unpaid interest may be converted into Common Stock at a fixed conversion price of $0.40, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. The net proceeds of each advance shall be used for general corporate purposes and are subject to approval by the Company’s Board of Directors.

The Credit Agreement provides for customary events of default which may result in the acceleration of the maturity of the advances in addition to, but not limited to, cross acceleration to certain other indebtedness of the Company or a change in control. In the case of an event of default arising from specified events of bankruptcy or insolvency or reorganization, all outstanding advance will become due and payable immediately without further action or notice. If any other event of default under the Credit Agreement occurs or is continuing, Emerald may, by written notice, terminate its commitment to make any advances and/or declare all the advances with any other amounts payable due and payable immediately. If any amount under the Credit Agreement is not paid when due, such overdue amount shall bear interest at an annual default interest rate of the applicable rate plus 10%, until such amount is paid in full.

In connection with each advance under the Credit Agreement, the Company has agreed to issue Emerald warrants to purchase shares of common stock in an amount equal to 50% of the number of shares of common stock that each advance may be converted into. The warrants have an exercise price of $0.50 per share, a term of five years and will be immediately exercisable upon issuance. The exercise price is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s shareholders.

On November 1, 2018, the Company effected an initial draw under the Credit Agreement in the amount of $2,000,000 and issued Emerald a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share, in accordance with the terms of the Credit Agreement.

Board Compensation

On October 5, 2018, the Board appointed Dr. Avtar Dhillon, the Chairman, Chief Executive Officer and President of Emerald, as the Executive Chairman of the Company’s Board of Directors.

On October 10, 2018, the Company amended its policy for the compensation of its non-employee directors as follows:

•	Each non-employee director will receive a cash retainer of $40,000 on an annual basis, and the executive chair of the Board, if a non-employee director, will receive an additional $40,000 retainer annually.

•	Upon election to the Board, non-employee directors will receive a one-time award of 200,000 stock options which will vest in twelve equal monthly installments. In subsequent annual periods, each non-employee director will receive a grant of 100,000 common stock options which will vest in twelve equal monthly installments.

Non-employee directors who serve as members of special committees of the Board will receive additional compensation as follows:

•	Audit Committee: $5,000 per year ($20,000 for the chair)

•	Compensation Committee: $2,500 per year ($10,000 for the chair)

•	Nominating and Corporate Governance Committee: $1,000 per year ($5,000 for the chair)

•	Finance and Business Development Special Committee: $40,000 per year

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and nine months ended September 30, 2018 and 2017 (unaudited) and the year ended December 31, 2017, together with the notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a biopharmaceutical company targeting the discovery, development, and the commercialization of cannabinoid-based therapeutics, through a number of agreements with the University of Mississippi, or UM. UM holds the only contract to cultivate cannabis for research purposes on behalf of the Federal Government of the United States since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts as well as the chemistry and physiology of cannabinoid molecules. We strive to serve as UM’s partner for the development and commercialization of cannabinoid-based therapeutics and the realization of this partnership will depend on the successful development of these compounds through the regulatory requirements of drug approval agencies, like the FDA in the United States and the EMA in the European Union.

Recent Events and Significant Contracts

Multi Draw Credit Agreement

Subsequent to the quarterly period ended September 30, 2018, on October 5, 2018, we entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences Inc. (“Emerald”), a related party, which provides for a credit facility of up to $20,000,000. Pursuant to the Credit Agreement, we may request advances from time to time from Emerald, and in connection with each advance, we will issue Emerald warrants to purchase shares of our common stock at an exercise price of $0.50 per share. Emerald has the option to convert all or any portion of the outstanding loan under the Credit Agreement into shares of our common stock at a fixed conversion price of $0.40 per share, subject to customary adjustments. The net proceeds of each advance shall be used for general corporate purposes and are subject to approval by our Board of Directors.

The procurement of the Credit Agreement allows us to continue to focus on ramping up our R&D pipeline which supports our lead programs. To our knowledge, Nemus is the only cannabinoid-based company with a multi-cannabinoid platform to address multi-billion dollar global markets in ocular disease, including but not limited to glaucoma and retinal diseases.

UM Research Agreement

The Company signed a research agreement with UM on August 28, 2018 to conduct an animal study in normotensive and glaucomatous animals to assess the use of NB1111, the prodrug of THC, using solid lipid nanoparticle delivery (SLN) of the company’s proprietary molecule when compared to a prostaglandin standard of care. Safety data will also be collected. The term of the Research Agreement is through January 31, 2019 and may be terminated for convenience or cause by either party at any time without penalty. The aggregate amount of payments due by the Company under the contract for the services rendered is up to $155,156. Upon cancellation the Company is responsible to pay any amounts incurred by UM for the services through the termination date.

UM 5050 Pro-Drug Agreements

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. We have decided to focus product development on developing ocular medicines for the treatment of ophthalmic-related diseases of the eye. In July 2018, the Company notified UM that it will renew the license for UM5050 related to ocular delivery of the prodrug of THC. The license agreement for ocular delivery contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date and this amount was paid in September 2018. The aggregate milestone payments under the license agreement, if the milestones are achieved, is $0.7 million. The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

On October 15, 2014, we signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company is working with UM to establish new licenses derived from this option agreement and has let the other routes of administration option expire.

UM 8930 Analogue Agreements

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analogue formulation of cannabidiol (“CBD”) for products administered through each of ocular or rectal delivery. In July 2018, the Company renewed the ocular delivery license. The license agreement for ocular delivery contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date. The aggregate milestone payments under the license agreement, if the milestones are achieved, is $0.7 million. The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, we signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company is working with UM to establish new licenses derived from this option agreement and has let the other routes of administration option expire.

UM 5070 License Agreement

On January 10, 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date, which was paid in January 2018. The aggregate milestone payment under the license agreement, if the milestones are achieved, is $0.7 million. This license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under the license. This license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

AMRI Agreement

On July 31, 2018, we entered into a letter agreement with Albany Molecular Research Inc., or AMRI, pursuant to which AMRI is to provide services to the Company for process development and analytical method development and qualification for our prodrug of tetrahydrocannabinol, or THC, as well as for sample production and a stability study.

Pursuant to the terms of the agreement, we will pay an estimated $64,200 in fees and expenses for the initial evaluation and development of a process for the production of our pro-drug of THC to ensure reproducibility, quality and safety. After the initial evaluation, we have agreed to pay additional fees and expenses for development, sample production of our pro-drug of THC and a stability study, as well as possible extensions to or modifications of the aforementioned projects.

Conversion of Preferred Stock and Warrants

During the nine-month period ended September 30, 2018, we issued 50,385,000 shares of common stock upon the conversion of all remaining shares of Series B, D and F Preferred Stock. In addition, the Series B warrant holders exercised warrants which resulted in the issuance of 4,793,750 shares of common stock during the nine-month period ended September 30, 2018.

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

During the quarter ended June 30, 2018, we corrected a classification error for the period ended March 31, 2018 related to the misclassification of our warrant liabilities as long-term. As a result, we updated our policy for convertible instruments to include our policy for assessing short-term vs. long-term classification of our derivative liabilities.

As discussed in Note 2 to the accompanying Condensed Consolidated Financial Statements, during the quarter ended September 30, 2018, we early adopted certain provisions of ASU 2018-13 Fair Value Measurements (Topic 820). Under the ASU we made revisions to our Fair Value Measurement policy note to omit certain disclosures no longer required under the standard.

Management assessed the critical accounting policies as disclosed in our 2017 Form 10-K and determined that, other than the updates to our convertible instruments and fair value measurement policy notes, there were no changes to our critical accounting policies and estimates during the nine months ended September 30, 2018.

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

Results of Operations

For the three months ended September 30, 2018 and 2017

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended September 30, 2018, our total operating expenses were $1,045,620 as compared to $761,630 for the three months ended September 30, 2017. The increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended September 30, 2018, were $67,291 which consisted of the annual license maintenance fee for UM5050 related to ocular delivery, contract research and development fees with UM, and fees related to our contract with AMRI to manufacture our prodrug of THC.

Research and development expenses for the three months ended September 30, 2017, were $88,550 which consisted of annual license maintenance fees for UM5050 related to ocular, oral and rectal delivery, and contract research and development fees with UM.

There was no significant change in research and development expenses for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. During 2018, the Company’s focus has been on securing access to capital and re-positioning its strategy. The procurement of the Credit Agreement allows us to continue to focus on ramping up research and development expenses in future periods.

General and administrative. General and administrative expenses for the three months ended September 30, 2018 were $978,329 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees. By comparison, general and administrative expenses for the three months ended September 30, 2017 were $673,080 which primarily consisted of the same components. The increase of $305,249 is related to increases in salaries due to increased head count, higher legal and accounting fees related to our capital raising and regulatory filings, and additional consulting fees incurred under the Independent Contractor Agreement with Emerald.

Other expense (income). For the three months ended September 30, 2018, the Company had other expense of $1,050,729 related to the change in the fair value of the Series B and Emerald Warrant Liabilities. The fair value of the Emerald Warrant Liabilities was determined by a third party independent valuation conducted as of September 30, 2018. The Series B Warrants have an exercise price of $0 at September 30, 2018, therefore, the Black Scholes fair value of these warrants approximated the closing common stock price at the end of the quarter. The increase in the warrant value is primarily attributable to the increase in the fair value of the Company’s common stock. In addition, approximately $126,000 of the increase related to an increase in the value of the put option on the Emerald Warrant Liabilities due to a change in probability estimate.

For the three months ended September 30, 2017, the Company had non-operating income of $281,497 which represented a change in the fair value of the Series B warrant liability; the decrease in the warrant value was primarily attributable to the change in the fair value of our common stock.

Net loss and comprehensive loss. For the three months ended September 30, 2018, we had a net loss of $2,096,349 as compared to a net loss of $480,133 for the three months ended September 30, 2017. The increase in net loss was primarily attributable to the $1,332,226 increase in other expense from the revaluation of the warrant liabilities and increases in general and administrative expenses. We expect to incur net losses for the foreseeable future.

For the nine months ended September 30, 2018 and 2017

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the nine months ended September 30, 2018, our total operating expenses were $3,377,171 as compared to $2,872,710 for the nine months ended September 30, 2017. The net increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the nine months ended September 30, 2018 were $92,291 which consisted of the annual license maintenance fees for UM5050 related to ocular delivery and for UM 5070, contract research and development fees with UM, and fees related to our contract with AMRI to manufacture our prodrug of THC.

Research and development expenses for the nine months ended September 30, 2017 were $241,302 which consisted of a one-time upfront payment for UM 5070, as well as annual license maintenance fees for UM5050 related to ocular, oral and rectal delivery, option agreement renewal fees with UM, and contract research and development fees with UM.

The decline in research and development expense from the prior year was primarily due to the fact the Company has not signed any new license agreements with UM, its option agreements with UM have expired and the Company has yet to renew its licenses for UM5050 related to oral and rectal delivery. The Company is working with UM to establish new license agreements.

General and administrative. General and administrative expenses for the nine months ended September 30, 2018 were $3,284,880 which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the nine months ended September 30, 2017 were $2,631,408 which primarily consisted of the same components. The increase of $653,472 related to increases in salaries due to severance compensation and increased headcount, the K2C consulting termination fee, and additional consulting fees incurred under the Independent Contractor Agreement with Emerald , partially offset by lower investor relations costs and legal fees.

Other expense (income). For the nine months ended September 30, 2018, the Company had non-operating expense of $9,593,329 which consisted of the following components:

•	$1,468,477 represented a net increase in fair value of the warrant liabilities for the nine-month period ended September 30, 2018.
•	$7,174,634 represented a loss from the excess of the fair value of the warrants on the date of issuance over the proceeds received in the Emerald Financing transaction.
•	$185,000 represented the mark to market adjustment to revalue the conversion liability associated with the convertible debt – related party prior to conversion. We used a Black Scholes value to determine the fair value of the conversion liability.
•	$137,192 in financing costs related to the Emerald Financing transaction.
•	We recognized $590,392 and $34,608 from a loss on extinguishment and amortization of the discount, respectively, related to the Convertible debt – related party.
•	$3,026 related to the net amount of interest expense realized on the Convertible debt – related party.

For the nine months ended September 30, 2017, the Company had non-operating income of $409,027 consisting of a $320,495 decrease to the fair value of the Series B warrant liability and a decrease in fair value related to the Series B preferred stock conversion right of $88,532. The change in the warrant liability and Series B preferred stock conversion right was determined by third party independent valuations conducted at the beginning and ending of the nine-month period ended September 30, 2017.

Net Loss and comprehensive loss. For the nine months ended September 30, 2018, we had a net loss of $12,972,142 as compared to a net loss of $2,466,114 for the nine months ended September 30, 2017. The increase in net loss of $10,506,028 was primarily attributable to the $9,593,329 increase in other expense due to the valuation of the warrant liabilities and increases in general and administrative expenses due to increased salaries, consulting and costs associated with the change in control transaction during the first quarter of 2018. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We have incurred operating losses and negative cash flows from operations since our inception and as of September 30, 2018, had an accumulated deficit of $27,003,013, a stockholders’ deficit of $10,155,120 and a working capital deficit of $10,158,930. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop potential drug candidates, in particular, our lead drug candidate NB1111 for glaucoma, into preclinical development activities and support our corporate infrastructure which includes the costs associated with being a public company. We had cash and cash equivalents of $1,058,438 as of September 30, 2018, as compared to $259,955 as of December 31, 2017. This increase is primarily attributable to the proceeds of $3,250,000 from the Emerald financing along with $400,000 of the $900,000 convertible bridge loan from Emerald, as discussed in the notes to our financial statements. For the nine-month period ended September 30, 2018, we issued 4,793,750 shares of our common stock upon exercise of warrants resulting in net proceeds to us of $98,700. Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

On October 5, 2018, subsequent to the quarterly period ended September 30, 2018, we secured the Credit Agreement with Emerald, providing for a credit facility of up to $20,000,000 to the Company. Under the Credit Agreement, we can draw up to $20,000,000 in advances from Emerald from time to time, each in a principal amount of at least $250,000. The advances are subject to approval by our Board of Directors, which is controlled by the directors and principal executive officer of Emerald.

We intend to continue working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we are able to obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal controls. Management determined there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2018, certain stockholders who had acquired warrants to purchase shares of our common stock in prior offerings exercised warrants representing 100,000 shares of our common stock at an exercise price of $0, resulting in no proceeds. The securities were sold in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended and Rule 506(b) of Regulation D.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1	Articles of Incorporation of Nemus Bioscience, Inc., as amended.
3.2	Bylaws of Nemus Bioscience, Inc.(1)
10.1*	Letter Agreement, dated July 31, 2018, by and between Nemus Bioscience, Inc. and Albany Molecular Research Inc.(2)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

___________

(1)	Included as Exhibit 3.2 to our Registration Statement on Form S-1 filed on January 30, 2013.
(2)	Included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2018.
+	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
*	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc., a Nevada corporation

November 13, 2018	By:	/s/ Brian Murphy
Brian Murphy
	Its:	Chief Executive Officer (Principal Executive Officer)

November 13, 2018	By:	/s/ Doug Cesario
Doug Cesario
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

