Form 10-K
period 2018-12-31
Nemus Bioscience, Inc.
filed 2019-03-14
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55136

Nemus Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0692882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 North Marina Drive, Long Beach, CA	90803
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 396-0330

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $16,326,892 of June 29, 2018, based upon the closing price of $0.28 per share of the registrant’s common stock on the OTCQB on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 13, 2019, there were 133,907,747 shares of the registrant’s common stock issued and outstanding.

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	72
Item 16.	Form 10-K Summary	75

PART I

As used in this report, unless otherwise indicated, the terms “we,” “our,” “Company” and “Nemus” refer to Nemus Bioscience, Inc., a Nevada corporation, together with its wholly-owned subsidiary, Nemus, a California corporation.

Item 1. Business.

History

The Company was incorporated in the State of Nevada on March 16, 2011 as Load Guard Transportation, Inc., and subsequently changed its name to Load Guard Logistics, Inc. in 2012.

On October 31, 2014, the Company closed a reverse merger transaction (the “Merger”) pursuant to which Nemus, a California corporation (“Nemus Sub”), became our wholly-owned subsidiary, and we assumed the operations of Nemus Sub. Nemus Sub was incorporated in the State of California on July 17, 2012. On November 3, 2014, the Company changed its name to Nemus Bioscience, Inc. by merging with Nemus Sub.

On October 31, 2014, immediately prior to the consummation of the Merger, the Company entered into an Assignment and Assumption Agreement with LGT, Inc., a wholly owned subsidiary, pursuant to which the Company transferred all of its assets and liabilities to LGT.

On October 31, 2014, the Company entered into a Share Repurchase and Cancellation Agreement with LGT, Yosbani Mendez and Francisco Mendez, pursuant to which the Company repurchased 5,431,460 shares of its common stock from Yosbani Mendez and Francisco Mendez for a repurchase price of all of the issued and outstanding shares of LGT. Upon the repurchase, the Company cancelled all of such repurchased shares.

Prior to the Merger, we were a transportation and logistics company engaged primarily in hauling truckload shipments of general commodities in both interstate and intrastate commerce. Following the Merger, we became a biopharmaceutical company focused on the discovery, development and commercialization of cannabinoid-based therapeutics.

In January 2018, the Company entered into a securities purchase agreement with Emerald Health Sciences Inc. (“Emerald”), pursuant to which Emerald purchased a majority of the outstanding equity in the Company, resulting in a change in control of the Company. As part of the transaction, the members of the Company’s Board of Directors (the “Board”), with the exception of Dr. Brian Murphy, the Company’s CEO and CMO, tendered their resignation, and Emerald appointed two nominees to the Board. In October 2018, the Board appointed Dr. Avtar Dhillon, the Chairman, CEO and President of Emerald, as the Executive Chairman of the Company’s Board of Directors.

As of December 31, 2018, the Company has devoted substantially all of its efforts to securing product licenses, carrying out research and development activities, building infrastructure and raising capital. We have not yet realized revenue from our planned principal operations.

Business Overview

We are a biopharmaceutical company targeting the discovery, development and commercialization of cannabinoid-based therapeutics through a number of license agreements with the University of Mississippi, or (“UM”). UM holds the only contract to cultivate cannabis for research purposes on behalf of the Federal Government of the United States since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, processing and manufacture of cannabis extracts as well as the chemistry and physiology of cannabinoid molecules. Nemus was established and continues to be, a development and commercialization partner of UM, working to bring the University’s proprietary cannabinoid molecules through the development process.

Our Strategic Partnership

In July 2013, we entered into a Memorandum of Understanding, or MOU, with UM to engage in joint research of extracting, manipulating, and studying cannabinoids in certain forms to develop intellectual property with the intention of creating and commercializing therapeutic medicines. The MOU provided that we own all intellectual property developed solely by our employees and will jointly own all intellectual property developed jointly between Nemus and UM employees. The term of the MOU was five years and the parties agreed to enter into separate research agreements upon the identification of patentable technologies. This MOU resulted in the Company entering into several licenses and research agreements with UM related to a prodrug of tetrahydrocannabinol (THC) and an analog of cannabidiol (CBD). The term of the MOU agreement expired in 2018 and was not renewed because the Company and UM had entered into a number of licenses for the aforementioned compounds.

UM 5050 Pro-Drug Agreements

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted the Company exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro drug of THC, for products administered through each of ocular, oral or rectal delivery. We paid UM upfront license fees for each of these licenses.

In July 2018, Nemus decided to initially focus UM 5050 product development on developing ocular medicines for the treatment of ophthalmic-related diseases of the eye and the Company notified UM that it will renew the license for UM5050 related to ocular delivery of the prodrug of THC.

Under the ocular delivery license agreement, we are also responsible for annual maintenance fees that will be credited against royalties in the current fiscal year, contingent milestone payments upon achievement of development and regulatory milestones, and royalties on net sales of licensed products sold for commercial use. The aggregate milestone payments due under the license agreement, if all the milestones are achieved, is $700,000 and the royalty percentage due on net sales is in the mid-single digits. We must also pay to UM a percentage of all licensing fees we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. Our royalty obligations apply on a country by country and licensed product by licensed product basis, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, or ten years after first commercial sale of such licensed product in such country.

The license agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology or expiration of our payment obligations under the license. UM may terminate the license agreement, effective with the giving of notice, if: (a) we fail to pay any material amount payable to UM under the license agreement and do not cure such failure within 60 days after UM notifies us of such failure, (b) we materially breach any covenant, representation or warranty in the license agreement and do not cure such breach within 60 days after UM notifies us of such breach, (c) we fail to comply in any material respect with the terms of the license agreement and do not cure such noncompliance within 60 days after UM notifies us of such failure, (d) we are subject to a bankruptcy event, (e) we dissolve or cease operations or (f) if after the first commercial sale of a product during the term of the license agreement, we materially fail to make reasonable efforts to commercialize at least one product or fail to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside our control. We may terminate the license agreement upon 60 days’ written notice to UM.

On October 15, 2014, the Company signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company has been working with UM to establish new licenses derived from this option agreement and let the other routes of administration option expire.

UM 8930 Pro-Drug Agreements

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted the Company exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analog of CBD, for products administered through each of ocular or rectal delivery. We paid UM upfront license fees for each of these licenses. In July 2018, the Company and UM renewed the ocular delivery license.

Under the ocular delivery license agreement, we are also responsible for annual maintenance fees that will be credited against royalties in the current fiscal year, contingent milestone payments upon achievement of development and regulatory milestones, and royalties on net sales of licensed products sold for commercial use. The aggregate milestone payments due under the license agreement if all of the milestones are achieved is $700,000 and the royalty percentage due on net sales is in the mid-single digits. We must also pay to UM a portion of all licensing fees we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. Our royalty obligations apply on a country by country and licensed product by licensed product basis, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, or ten years after first commercial sale of such licensed product in such country.

The license agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology or expiration of our payment obligations under the license. UM may terminate the license agreement, effective with the giving of notice, if: (a) we fail to pay any material amount payable to UM under the license agreement and do not cure such failure within 60 days after UM notifies us of such failure, (b) we materially breach any covenant, representation or warranty in the license agreement and do not cure such breach within 60 days after UM notifies us of such breach, (c) we fail to comply in any material respect with the terms of the license agreement and do not cure such noncompliance within 60 days after UM notifies us of such failure, (d) we are subject to a bankruptcy event, € we dissolve or cease operations or (f) if after the first commercial sale of a product during the term of the license agreement, we materially fail to make reasonable efforts to commercialize at least one product or fail to keep at least one product on the market after the first commercial sale for a continuous period of 1 year, other than for reasons outside our control. We may terminate the license agreement upon 60 days’ written notice to UM.

On December 14, 2015, the Company signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company has been working with UM to establish new licenses derived from this option agreement and let the other routes of administration option expire.

UM 5070 License Agreement

In January 2017, we entered into a license agreement with UM pursuant to which UM granted us an exclusive, perpetual license, including the right to sublicense, to intellectual property related to a platform of cannabinoid-based molecules (“UM 5070”), to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like Methicillin-resistant Staphylococcus aureus (“MRSA”).

We paid UM an upfront license fee under the license agreement. Under the license agreement, we are also responsible for annual maintenance fees that will be credited against royalties in the current fiscal year, contingent milestone payments upon achievement of development and regulatory milestones, and royalties on net sales of licensed products sold for commercial use. The aggregate milestone payments due under the license agreement if all of the milestones are achieved is $700,000 and the royalty percentage due on net sales is in the mid-single digits. We must also pay to UM a percentage of all licensing fees we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. Our royalty obligations apply on a country by country and licensed product by licensed product basis, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, or ten years after first commercial sale of such licensed product in such country.

The license agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology or expiration of our payment obligations under the license. UM may terminate the license agreement, effective with the giving of notice, if: (a) we fail to pay any material amount payable to UM under the license agreement and do not cure such failure within 60 days after UM notifies us of such failure, (b) we materially breach any covenant, representation or warranty in the license agreement and do not cure such breach within 60 days after UM notifies us of such breach, (c) we fail to comply in any material respect with the terms of the license and do not cure such noncompliance within 60 days after UM notifies us of such failure, (d) we are subject to a bankruptcy event, (e) we dissolve or cease operations or (f) if after the first commercial sale of a product during the term of the license agreement, we materially fail to make reasonable efforts to commercialize at least one product or fail to keep at least one product on the market after the first commercial sale for a continuous period of 1 year, other than for reasons outside our control. We may terminate the license agreement upon 60 days’ written notice to UM.

UM Research Agreement

In August 2018, we entered into a research agreement with UM to conduct an animal study in normotensive animals to assess the use of NB1111, the prodrug of THC, THC-valine-hemisuccinate (“THCVHS”), using nanoemulsion delivery of the Company’s proprietary molecule when compared to a prostaglandin standard of care. Safety data will also be collected. The original term of the Research Agreement was through January 31, 2019. In February 2019 the term of the research agreement was extended through May 31, 2019. The agreement may be terminated for convenience or cause by either party at any time without penalty. The aggregate amount of payments due by the Company under the contract for services rendered by UM is up to $155,156. Upon cancellation, the Company is responsible for paying any amounts incurred by UM in connection with the services through the termination date.

Our Product Candidates

Cannabinoids are a class of chemically diverse compounds that are mainly found in extracts from the cannabis plant. These compounds express their physiological response by binding to specific cannabinoid receptors (CB1 and CB2), which are found throughout the body. Some cannabinoids have been observed to exert multiple effects on the human body, including, but not limited to: impacting the immune response, nervous system function and repair, gastrointestinal maintenance and motility, motor function in muscles, pancreatic functionality, modulating inflammation and tissue repair, blood sugar regulation, and integrity of function in the eye (including the optic nerve). Cannabis and specific cannabinoids have been studied widely, with limited published data suggesting the potential for these compounds to be used in treating many disorders or alleviating disease-associated symptoms.

We are focused on the development of early stage cannabinoid product candidates. The following table summarizes certain information regarding our cannabinoid product candidates:

Product Candidate	Indication	Development Status
NB1111	Glaucoma	Preclinical
NB2222	Multiple Ocular Targets	Preclinical
NB3111	MRSA	Research

NB1111

Glaucoma is an ocular neuropathy associated with the initiation of programmed cell death, known as apoptosis, of the retinal ganglion cells, or (“RGCs”), of the optic nerve, resulting in progressive and irreversible loss of vision. Intraocular pressure, (“IOP”), has been identified as an important risk factor in the pathogenesis of this disease. Elevated IOP can lead to damage of RGC axons through vascular ischemia by compromising blood flow to the cells, and physical crush injury as the elevated ocular pressure compresses these delicate cells. Cannabinoid receptors are highly concentrated in the eye, especially in organs of the anterior compartment that help regulate IOP, and the posterior compartment in the area of the retina and optic nerve. Stimulation of cannabinoid receptors by THC has been previously shown to lower IOP in both animal and human studies.

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

Additional studies using an alpha-chymotrypsin induced glaucoma model in rabbits were performed by UM in 2013 and 2014 under a grant from the National Institutes of Health, or the NIH. Those studies showed that NB1111 was able to reduce IOP by 45% to 50%. Reduction in IOP was successful in an almost linear dose-responsive manner, with greater decline in IOP associated with higher dosage concentration. The decline in IOP observed in the rabbit model correlated to historical human data when patients were exposed to systemically administered THC via inhalational methods. The human studies were conducted by the NIH and the U.S. Army in the 1970’s where glaucoma patients for the NIH study and normal volunteers for the U.S. Army study were exposed to THC by smoking marijuana. Patients tested by the NIH exhibited a decline in IOP ranging from 35% to as high as 65%, correlated to the amount of THC in the plasma. Normal volunteers in the U.S. Army study also showed a decrease in IOP of approximately 10% to 20% in a setting of normotension. While THC from smoking marijuana was able to reduce IOP in humans, the effect was short lived given the short half-life of the THC molecule. The half-life of the pro-drug used in the rabbit glaucoma model was longer, but still pointed to the need to formulate the pro-drug in a way to lengthen the half-life that would be consistent with once-daily dosing of a marketed product.

We examined the compound in further testing using a nanoparticle delivery system to prolong the drug’s biologic half-life in late 2015 and 2016. The studies were conducted by UM and placed NB1111 into a solid lipid-nanoparticle system (“SLN”) to deliver the drug to the eye using topical drop administration. The SLN delivery of NB1111 was administered to rabbits that underwent elevated IOP inducement using the alpha-chymotrypsin model. Data from that experiment confirmed previous studies that showed administration of NB1111 resulted in a 45% reduction in IOP from baseline with a half-life consistent with five to six-times per day dosing. When NB1111 was administered via SLN delivery, the lower concentration of NB1111 (0.4% equivalent THC) exhibited a decrease in IOP of approximately 20% while the higher concentration of NB1111 (0.6% equivalent THC) lowered IOP by a maximum of 38%. The use of SLN technology lengthened the physiologic half-life of NB1111 equivalent to dosing the drug two to three times a day.

Further animal experimentation conducted in 2016-2017 examined both the penetration and concentration of NB1111 in key organs of the eye. The data revealed that IOP declined in a concentration-time dependent manner and could be correlated to the concentration of THC in organs regulating IOP, such as the trabecular meshwork in the anterior compartment and the retina-choroid in the posterior compartment. The data was important for demonstrating a direct causal relationship between the penetration and concentration of THC with IOP-lowering capability and the presence of THC in multiple compartments of the eye. Additionally, neither free-THC nor 11-hydroxy-THC (the main active metabolite of THC) was detected in the peripheral circulation of the test animals, indicating that the topical dosage of the test compound remained restricted to the eye.

Moving forward, if an IND is submitted to the FDA and becomes effective, we plan to undertake human testing in patients with underlying glaucoma. We anticipate proposing to the FDA that the first-in-human studies be conducted in patients with glaucoma (Phase 1b-2a) in a traditional dose-ranging study that will also collect safety data and assess which dosages best balance efficacy and safety. Initially, we plan to conduct single-ascending dose (“SAD”) and multiple-ascending dose (“MAD”) studies to establish physiological activity in humans to define a dosing therapeutic window and to validate an ocular formulation for larger follow-on studies. Subsequently, Phase 2 studies will be advanced provided initial human clinical data point to IOP lowering activity balanced by safety parameters. Phase 2 studies in glaucoma are expected to be conducted over 7 to 28 days and patients place the test compound in one eye and the reference comparator in the other eye, thereby acting as their own controls. Given that IOP data is objectively measured, we will decide whether to conduct a subsequent Phase 2b study or go directly to a larger Phase 3 clinical trial based on the quality of the data collected in the Phase 2a study and the advice provided by the FDA or other regulatory bodies.

NB2222

NB2222 is a prototype ocular formulation of the proprietary Nemus CBD analog. We have embarked on studies with UM exploring the utility of our drug candidate NB2222 as an eye drop emulsion for the potential treatment and management of several eye diseases, including uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy. Data presented at the American Association of Pharmaceutical Scientists (AAPS) meeting held in November 2017 revealed that this early formulation of the CBD analog was able to penetrate multiple compartments of the eye, including reaching the retina and the optic nerve. Further testing will need to be conducted to assess biomarkers for the possible utility of this compound as a therapeutic agent. In 2019, Nemus expects to continue to work with UM to evaluate the neuroprotective activity of NB2222.

NB3111

MRSA was first described in 1961 after the introduction of the antibiotic, methicillin, and since that time, the prevalence of the organism has increased globally in both community and healthcare settings. The prevalence of MRSA in intensive care units in the United States has been estimated to be 60% (Am J Infect Control 2004; 32:470) with more than 90,000 invasive MRSA infections occurring annually in the United States resulting in more than 18,000 deaths (JAMA 2007; 298: 1763-71). Annual costs for treating MRSA in the United States are projected to exceed $4 billion, accounting for a collective eight million extra hospital days annually (ISPOR; 10th Annual Meeting, Wash D.C., May, 2005; Pew Foundation Research Brief, April, 2012).

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

Cannabinoid molecules have been shown in in vitro studies conducted by third parties to possess anti-infective activity against a variety of MRSA strains. We entered into a research agreement with UM to explore this area in 2015 and continue to test a variety of cannabinoids in various strengths, combinations, and delivery systems against a variety of MRSA species found in community, healthcare, and institutional settings such as nursing homes, correctional facilities, and military quarters. As discussed above in “Our Strategic Partnership – UM 5070 License Agreement,” in January 2017, we entered into a license agreement with UM pursuant to which UM granted us an exclusive, perpetual license, including the right to sublicense, to intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases.

Other Potential Products

The Company continues to plan to work with UM to explore other potential indications and associated routes of administration to expand the UM5050 and UM 8930 licenses. The Company’s decision to advance a potential therapeutic candidate will be influenced by a number of criteria, including but not limited to pre-clinical data, synthesis and formulation capability as well as prevailing market conditions.

Our Competitive Strengths

Cannabis is subject to strict regulation in the United States. Cannabis and cannabis extracts are classified by the U.S. Drug Enforcement Administration, or the DEA, as a Schedule I substance, which means that, under federal law, it has no established medicinal use and may not be marketed or sold in the United States. In addition, the United States is a party to the Single Convention on Narcotic Drugs, which imposes certain requirements and restrictions on member parties with respect to the cultivation and wholesale trade in cannabis. Since 1968, UM has held the only contract with the Federal Government to cultivate cannabis on its behalf for research purposes and holds the requisite DEA registrations authorizing it to engage in that activity. The contract, which is open for competitive bidding at periodic intervals, is administered by the National Institute on Drug Abuse, or NIDA, an agency within the NIH. UM’s current contract was awarded in 2015 and runs for a base year of one year with four one-year options. Although in August 2016 the DEA announced that it would consider granting registrations for the cultivation of cannabis for research and development purposes outside of the NIDA contract process, we are not aware of any entity that has received such a registration under this process. As the sole contract holder since 1968, UM has developed significant expertise in the extraction, separation, processing and manufacture of cannabinoids. UM has also engaged in the cultivation of cannabis and the extraction of cannabinoids for purposes of developing drug product candidates apart from its role as NIDA contractor. We have entered into several research and license agreements with UM and view this collaborative association as a significant strategic advantage in the marketplace.

The only cannabinoid products that are currently approved as drugs in the United States and, to our knowledge, all cannabinoid products in late-stage development, are predominantly orally-delivered products. Cannabinoids, when ingested orally, are subject to significant first pass metabolism by the liver and potential drug-drug interactions, resulting in very high inter-patient and intra-patient variation in bioavailability which can potentially compromise both efficacy and safety. This has been published in the literature and in product labeling by regulatory agencies worldwide. These independent assessments correlate with highly variable response rates and safety profiles which, in some cases, have been deemed to have marginal clinical utility.

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

Our Business Strategy

Our goal is to become a premier developer of prescriptive cannabinoid-based medicines for global markets with significant unmet medical needs. Our current operating strategy includes:

•	selection of potential clinical targets based on internal and external published data, access to appropriate cannabinoids, and the impact of both developmental and market conditions;

•	prioritization of product candidates based on the potential clinical utility of associated target indications;

•	utilization, where feasible, of naturally-derived drug prototypes leading to synthetically produced cannabinoid derivatives optimized for development and commercialization;

•	development and execution of an intellectual property strategy;

•	development and advancement of our current product pipeline;

•	outsourcing services, such as use of Clinical Research Organizations, or CROs, and contract manufacturers for the API, where possible and appropriate;

•	obtaining regulatory approval from the FDA, European Medicines Agency, or EMA, and other appropriate regulatory agencies for product candidates;

•	research and development of additional target indications for cannabinoid product candidates; and

•	partnering, out-licensing, or selling approved products, if any, to optimize Company efficiencies to bring state-of-the-art therapeutics to patients.

Sales and Marketing

We have not established a sales, marketing or product distribution infrastructure because our lead product candidates are still in research, discovery or preclinical development stages. If and when we obtain approval to market any of our product candidates, we will evaluate what we believe to be the optimal commercialization path for the Company, the respective product candidate, and patients. Commercialization paths may include licensing, selling, or partnering with other commercial partners. We may also choose to build a commercial sales and marketing team for some or all of our product candidates.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities for final manufacture. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize.

We entered into agreements with AMRI in February 2016 and July 2018 for the development and manufacture of our proprietary cannabinoid-based APIs. In late 2016, we finalized a commitment with Teewinot Life Sciences, working in conjunction with AMRI, to manufacture biosynthetically produced cannabinoids to be used in clinical trials. It is anticipated that the biosynthetically generated API will eventually form the basis of our drug candidates NB1111 in development for glaucoma and NB2222 for ocular diseases. In February 2019, the Company entered into a manufacturing agreement with Noramco to develop scale-up synthesis methods and to manufacture the analog derivative, CBD-valine-hemisuccinate (“CBDVHS”).

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

As of the date of this Annual Report, we have licensed from UM two U.S. patents as well as foreign counterparts in the United Kingdom, European Union, Japan, Hong Kong, Canada and Australia. The patents that we license cover composition of matter and preparation of delta-9 THC amino acid esters and their methods of use. These patents are expected to expire in 2034. Under our license agreements, UM retains ownership over the licensed patents and control over the maintenance and prosecution of the licensed patents and patent applications. We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third-party.

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

Regulation of Cannabis and Cannabinoids

DEA Regulation

Cannabis, cannabis extracts and some cannabinoids are regulated as “controlled substances” as defined in the Controlled Substances Act, or the CSA, which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances, and with the equipment and raw materials used in their manufacture and packaging, in order to prevent loss and diversion into illicit channels of commerce.

The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Cannabis, cannabis extracts and some cannabinoids are listed by the DEA as Schedule I controlled substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.

The DEA typically inspects a facility to review its security measures prior to issuing a registration. Security requirements vary by controlled substance schedule, with the most stringent requirements applying to Schedule I and Schedule II substances. Required security measures include background checks on employees and physical control of inventory through measures such as cages, surveillance cameras and inventory reconciliations. The registered entity must maintain records for the handling of all controlled substances and must make periodic reports to the DEA. These include, for example, distribution reports for Schedule I and II controlled substances, Schedule III substances that are narcotics, and other designated substances. The registered entity must also report thefts or losses of any controlled substance and obtain authorization to destroy any controlled substance. In addition, special authorization and notification requirements apply to imports and exports.

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

NIDA

Pursuant to the Single Convention, NIDA oversees the cultivation of research-grade cannabis for medicinal research on behalf of the United States Government. NIDA has historically fulfilled this obligation through a contract that it administers with UM. UM has been the sole NIDA contractor to grow cannabis for research purposes since 1968. The contract is open for competitive bidding at periodic intervals. Since 1999, the term of the contract has been five years. UM engaged in a competitive bidding process for the next contract interval and was awarded the contract in 2015. Under the NIDA contract, UM grows, harvests, stores, ships and analyzes cannabis of different varieties, as NIDA requires. In August 2016 the DEA announced that it would consider granting registrations for the cultivation of cannabis for research and development purposes outside of the NIDA contract process. We are not aware of any entity that has received such a registration under this process to date.

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

U.S. Food and Drug Administration

In the United States, pharmaceutical products are subject to extensive regulation by the U.S. Food and Drug Administration, or the FDA. The FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject us to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an institutional review board, or IRB, at each clinical site before each trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug for each indication;

•	submission of a NDA to the FDA;

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

Marketing Approval

Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of a NDA requesting approval to market the product for one or more indications. In most cases, the submission of a NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes at least twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. However, if issues arise during the review, the FDA may request additional information and the review period may be extended to permit the applicant to provide and the FDA to review that information, which may significantly extend this time period.

In addition, under the Pediatric Research Equity Act of 2003, or PREA, as amended and reauthorized, certain NDAs or supplements to a NDA must contain data that is adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to ensure that the benefits of the drug outweigh its risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept a NDA for filing. In this event, the application must be resubmitted with the additional information requested. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews a NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

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

Before approving a NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.

The testing and approval process for a NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. For some products, such as our product candidates, an additional step of DEA review and scheduling is required.

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

The FDA may impose a number of post-approval requirements as a condition of approval of a NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP requirements and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

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

Hatch Waxman Patent Exclusivity

In seeking approval for a drug through a NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an ANDA or 505(b)(2) NDA.

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

Hatch Waxman Non-Patent Exclusivity

In addition to patent issues, market and data exclusivity provisions under the FDCA can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of a NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that references the previously approved drug. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a Paragraph IV certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for a NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug.

This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for other versions of a drug. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a disease or condition that affects populations of fewer than 200,000 individuals in the United States or, if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making a drug product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting a NDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

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

We expect that the Trump administration will continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. In January 2017, the House and Senate passed a budget resolution that authorizes congressional committees to draft legislation to repeal all or portions of the ACA and permits such legislation to pass with a majority vote in the Senate. President Trump has also recently issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the ACA and directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the burdensome provisions of the ACA to the maximum extent permitted by law. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. As such, we cannot predict what effect the ACA or other healthcare reform initiatives that may be adopted in the future will have on our business.

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

Additional Regulation

We are a reporting company with the Securities and Exchange Commission (the “SEC”), and, therefore, subject to the information and reporting requirements of the Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act. In addition, our financial reporting is subject to United States generally accepted accounting principles, or U.S. GAAP, and U.S. GAAP is subject to change over time.

We are also subject to federal, state and local laws and regulations applied to businesses generally. We believe that we are in conformity with all applicable laws in all relevant jurisdictions.

Our Scientific Advisory Board

We have a scientific advisory board (the “Advisory Board”) that includes experts in cannabinoids, drug discovery and medicine. The composition of the Advisory Board will change over time to meet the research and development demands of the Company and our drug candidate pipeline. The current Advisory Board consists of two international experts in their fields, Dr. Mahmoud ElSohly and Dr. Donald Abrams.

Dr. Mahmoud ElSohly works in close collaboration with our team to identify new research directions and accelerate our target validation and drug discovery programs. At UM, Dr. ElSohly serves as the Director of the NIDA Marijuana Project where he carries out a wide range of activities dealing with the chemistry, analysis and product development aspects.

Donald I. Abrams, M.D., Professor of Clinical Medicine at the University of California San Francisco and Chief of the Hematology-Oncology Division at San Francisco General Hospital, joined the company’s Scientific Advisory Board in January 2016. He provides consultative services relating to the use of cannabinoids in palliative care in cancer-associated conditions.

Our scientific advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

Employees

As of the date of this Annual Report, we have a total of three full-time employees, one of whom has a M.D. degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

We anticipate that we will need to hire approximately four additional employees or independent contractors for our continued development efforts. We also intend to utilize independent contractors and outsourced services, such as CRO’s, and third-party manufacturers, where possible and appropriate.

Website

Our Internet website, which is located at www.nemusbioscience.com, describes our company and our management and provides information about cannabis-based therapeutics. Information contained on our website is not incorporated by reference into, and should not be considered a part of, this Annual Report.

FORWARD-LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially and negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section below titled “Risk Factors,” including, without limitation, risks relating to:

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

Item 1A. Risk Factors.

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this Annual Report on Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially and adversely affected by these risks if any of them actually occur. Our common stock is quoted on the OTCQB under the symbol “NMUS”. This market is extremely limited and the prices quoted are not a reliable indication of the value of our common stock. As of the date of this Annual Report, there has been very limited trading of shares of our common stock. If and when our common stock is traded, the trading price could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

Risks Related to our Business and Capital Requirements

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

We expect that our existing cash and cash equivalents will be sufficient to fund our capital requirements for at least the next three months. We require additional capital for the development and commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations. As noted in our audited financial statements for the years ended December 31, 2018 and 2017, the uncertainties surrounding our ability to fund our operations raise substantial doubt about our ability to continue as a going concern.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited financial statements for the year ended December 31, 2018 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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

In addition, the agreements provide that all intellectual property rights (including any patents and non-manufacturing related know-how) that are conceived by both UM and us during the course of the collaboration are to be jointly owned by UM and us. Because UM exercises some control over this jointly owned intellectual property, we may need to seek UM’s consent to pursue, use, license and/or enforce some of these intellectual property rights in the future. An unexpected deterioration in our relationship with UM may have a material adverse effect on our business, reputation, results of operations and financial condition.

We are heavily dependent on the success of our early-stage product candidates, which will require significant additional efforts to develop and may prove not to be viable for commercialization.

We are very early in our development efforts. We have no products approved for sale and all of our product candidates are in preclinical development including development of cannabinoid-based formulations. Further preclinical testing is ongoing and if successful, will be part of a regulatory filing to satisfy Investigational New Drug, or IND, requirements which need to be met in order for the candidate compounds and routes of administration to enter testing in humans. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and commercialization of our product candidates. Our business depends entirely on the successful development, clinical testing and commercialization of these and any other product candidates we may seek to develop in the future, which may never occur.

The success of our product candidates will depend on several factors, any one of which we may not be able to successfully complete, such as:

•	receipt of necessary controlled substance registrations from the DEA;

•	successful completion of preclinical studies and clinical trials;

•	receipt of marketing approvals from the FDA and other applicable regulatory authorities;

•	obtaining, maintaining and protecting our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for our product candidates;

•	identifying, making arrangements and ensuring necessary registrations with third-party manufacturers, or establishing commercial manufacturing capabilities for applicable product candidates;

•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining healthcare coverage and adequate reimbursement of our products; and

•	maintaining a continued acceptable safety profile of our products following approval.

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

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

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

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.

We have entered into a significant number of transactions with related parties. The details of certain of these transactions are set forth in “Certain Relationships and Related Party Transactions.” Related party transactions create the possibility of conflicts of interest with regard to our management, including that:

•	we may enter into contracts between us, on the one hand, and related parties, on the other, that are not the result of arm’s-length transactions;

•	our executive officers and directors that hold positions of responsibility with related parties may be aware of certain business opportunities that are appropriate for presentation to us as well as to such other related parties and may present such business opportunities to such other parties; and

•	our executive officers and directors that hold positions of responsibility with related parties may have significant duties with, and spend significant time serving, other entities and may have conflicts of interest in allocating time.

Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors. Our audit committee reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our liquidity, results of operations and financial condition.

Risks Related to Controlled Substances

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

If approved by the FDA, we expect the final dosage forms of our cannabinoid-derived drug product candidates to be listed by the DEA as a Schedule II or III controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. In addition, the scheduling process may take one or more years, thereby delaying the launch of the drug product in the United States. Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any of our drug product candidates may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate to establish whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of the drug product.

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

Our ability to research, develop and commercialize our drug product candidates is dependent on our ability to obtain and maintain the necessary controlled substance registrations from the DEA.

In the United States, the DEA regulates activities relating to the cultivation, possession and supply of cannabis for medical research and/or commercial development, including the requirement to obtain annual registrations to manufacture or distribute pharmaceutical products derived from cannabis extracts. The NIDA also plays a role in oversight of the cultivation of cannabis for medicinal research. We do not currently handle any controlled substances, but we plan to partner with third-parties to engage in the research and development of cannabis-derived compounds for medical purposes. This will require that our third-party contractors obtain and maintain the necessary DEA registrations, and be subject to other regulatory requirements. The Company plans to develop and manufacture synthetically produced active drug product and in February 2016 and July 2018, signed agreements with AMRI to synthetically manufacture our API to be used in our development programs for glaucoma and CINV. In February 2019, the Company also entered into a manufacturing agreement with Noramco to develop scale-up synthesis methods and to manufacture the analog derivative CBDVHS.

The cultivation of cannabis is strictly regulated in the United States under a complex legal framework and our partners may be unable to obtain or maintain the necessary authorizations to cultivate cannabis for the research and development of cannabis-derived compounds.

We are partnering with UM to research and develop cannabis-derived drug products. Pursuant to that partnership, UM plans to cultivate cannabis and make extracts to conduct or enable our third-party laboratories to conduct early investigations into proof-of-concept studies on the activity of these cannabinoids in various medical conditions. The regulation of cannabis is complex and subject to stringent controls. UM has indicated that its plan for cultivating cannabis for the purification of cannabis extracts is in compliance with applicable law, including the CSA, DEA regulations, and the United States’ obligations under the 1961 Single Convention on Narcotic Drugs. However, there is a risk that regulatory authorities may disagree or may decline to authorize UM to engage in the contemplated activities under the partnership. Interpretations of law that DEA adopted in the past may evolve or change. If UM cannot obtain or maintain the necessary regulatory authorizations that we anticipate will be required for the contemplated development program, our business may suffer and we may not be able to pursue the discovery, research and development of cannabinoids.

Risks Related to Government Regulation

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

We have not previously submitted a NDA to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approval for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights.

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

Even if we eventually complete clinical testing and receive approval of a NDA or foreign regulatory filing for a product candidate, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve the product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of the product. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of the product candidate and would materially adversely impact our business and prospects.

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

•

regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials.

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

Our development and commercialization strategy for THCVHS, including NB1111, may depend, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of dronabinol, based on data not developed by us, but upon which the FDA may rely in reviewing our NDA.

The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act, or FDCA, Section 505(b)(2) permits the filing of a NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving a NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the listed product’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions. Depending on guidance from the FDA, we may decide to submit a NDA for NB1111 under Section 505(b)(2) relying, in part, on the FDA’s previous findings of safety and efficacy from investigations for the approved drug product Dronabinol for which we have not received a right of reference and published scientific literature. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval, the FDA may require us to perform additional clinical trials or measurements to support approval. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including NB1111.

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

Widely publicized events concerning the safety risk of certain drug products have resulted in the withdrawal of drug products, revisions to drug labeling that further limit use of the drug products and the imposition by the FDA of REMS to ensure that the benefits of the drug outweigh its risks. In addition, because of the serious public health risks of high profile adverse safety events with certain products, the FDA may require, as a condition of approval, costly REMS programs.

The regulatory requirements and policies may change, and additional government regulations may be enacted for which we may also be required to comply. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or in other countries. For example, certain regulatory policies of the Trump administration may impact our business and industry in ways that are difficult or impossible to predict. Since the November 2016 U.S. presidential election, the Trump administration has made numerous efforts to reduce regulation and its associated costs, including the issuance of a number of Executive Orders which could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. In January 2017, President Trump issued Executive Order 13771, applicable to all executive agencies, including the FDA, which requires an agency to repeal two existing rules for each new significant rule or guidance document to be issued, unless otherwise prohibited by law. This “two-for-one” policy is aimed at reducing regulatory costs. For fiscal years 2018 and beyond, this Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. It is difficult to predict the extent to which such regulatory reform initiatives and actions will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we or any future collaboration partner are not able to maintain regulatory compliance, we or such collaboration partner, as applicable, will not be permitted to market our future products and our business will suffer.

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

We expect to rely on third parties, such as CROs, to conduct some or all of our preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our product candidates.

We expect to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct our preclinical and clinical studies on our product candidates in compliance with applicable regulatory requirements. These third parties will not be our employees and, except for restrictions imposed by our contracts with such third parties, we will have limited ability to control the amount or timing of resources that they devote to our programs. Although we expect to rely on these third parties to conduct our preclinical studies and clinical trials, we will remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and the applicable legal, regulatory, and scientific standards, and our reliance on these third parties will not relieve us of our regulatory responsibilities. These entities must maintain and comply with valid DEA registrations and requirements. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as current good clinical practices, or cGCPs, for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. If we or any of our third-party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, we are required to report certain financial interests of our third-party investigators if these relationships exceed certain financial thresholds and meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. Our clinical trials must also generally be conducted with products produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Some of the third parties with whom we contract may also have relationships with other commercial entities, some of which may compete with us. If the third parties conducting our preclinical studies or our clinical trials do not perform their contractual duties or obligations or comply with regulatory requirements, we may need to enter into new arrangements with alternative third parties. This could be costly, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated, and we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, or to commercialize such product candidate being tested in such studies or trials. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third-party contractors or to do so on commercially reasonable terms. Though we plan to carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely on, and expect to continue relying on, third-party contract manufacturing organizations to manufacture and supply product candidates for us, as well as certain raw materials used in the production thereof. If one of our suppliers or manufacturers fails to perform adequately, we may be required to incur significant delays and costs to find new suppliers or manufacturers.

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

In the United States, there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any of our products profitably if approved. In the United States, the Federal government passed the Patient Protection and Affordable Care Act in 2010, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, which substantially changed the way healthcare is financed by both governmental and private insurers. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse, which impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. Additionally, the ACA:

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

The Trump administration and the U.S. Congress have made numerous efforts to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA. In May 2017, the U.S. House of Representatives voted to pass the American Health Care Act, or the AHCA, which would repeal numerous provisions of the ACA. The U.S. Senate considered, but did not vote to pass, the AHCA, leaving the ACA largely in place. The Tax Cuts and Jobs Act signed into law in December 2017 repealed the ACA’s individual health insurance mandate, which is considered a significant component of the ACA. Uncertainty remains with respect to the impact the Trump administration and the U.S. Congress may have, if any, on the future stability of the ACA and its resulting impact on our business. We expect efforts to modify or repeal the ACA to continue, and the potential impact of such efforts are unclear. Any future changes will likely take time to unfold and could have a significant impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the ACA. Increasing emphasis on managed care in the U.S. will continue to put downward pressure on the pricing of products, and cost-control initiatives could have the effect of decreasing the price that we or any of our collaborators may receive for our future products. We expect that the ACA and other healthcare reform initiatives adopted in the future may result in more rigorous coverage criteria and additional downward pressure on the price we may receive for any approved product. We cannot predict with certainty the effect the ACA or other healthcare reform initiatives that may be adopted in the future will have on our business. Our results of operations may be adversely affected by the ACA, changes to the ACA, and by other healthcare reform initiatives adopted in the future.

In addition to the ACA, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments, will remain in effect through 2025 unless Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved, or additional pricing pressure. The implementation of cost containment measures or other healthcare reform initiatives may prevent us from being able to generate revenue, attain profitability, or commercialize any products for which we may obtain regulatory approval. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to make and implement healthcare reforms may adversely affect:

•	our ability to set a price we believe is fair for our products;

•	our ability to generate revenues and achieve or maintain profitability;

•	the availability of capital; and

•	our ability to obtain timely approval of our products.

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

•	HIPAA, which created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

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

40

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

We may be subject to requests for access to our product candidates. Demand for compassionate use of our unapproved therapies could strain our resources, delay our drug development activities, negatively impact our regulatory approval or commercial activities, and result in losses.

We are developing product candidates to treat life-threatening illnesses for which there are currently limited therapeutic options. If we experience requests for access to unapproved drugs, we may experience significant disruption to our business which could result in losses. We are a small company with limited resources, and any unanticipated trials or access programs resulting from requests for access could deplete our drug supply, increase our capital expenditures, and otherwise divert our resources from our primary goals.

In addition, legislation referred to as “Right to Try” laws have been introduced at the local and national levels, which are intended to give patients access to unapproved therapies. New and emerging legislation regarding expanded access to unapproved drugs for life-threatening illnesses could negatively impact our business in the future. Either activism or legislation related to requests for access may require us to initiate an unanticipated expanded access program or to make our product candidates more widely available sooner than anticipated.

Patients who receive access to unapproved drugs through compassionate use or expanded access programs have life-threatening illnesses and generally have exhausted all other available therapies. The risk for serious adverse events, including those which may be unrelated to our product candidates, in this patient population is high and could have a negative impact on the safety profile of our product candidate, which could cause significant delays or an inability to successfully commercialize our product candidate and could materially harm our business. In addition, in order to perform the controlled clinical trials required for regulatory approval and successful commercialization of our product candidates, we may also need to restructure or pause any ongoing compassionate use and/or expanded access programs, which could prompt adverse publicity or other disruptions related to current or potential participants in such programs.

Risks Related to our Common Stock

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

Additional risks may exist because we became a public company through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future. In addition, the SEC has recently issued an investor bulletin warning to investors about the risks of investing in companies that enter the U.S. capital markets through a “reverse merger.” The release of such information from the SEC may have the effect of reducing investor interest in companies, such as us, that enter the U.S. capital markets through a “reverse merger.”

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

We may need additional capital, and the sale of additional shares or other equity securities will result in additional dilution to our stockholders.

We expect our existing cash and cash equivalents will be sufficient to fund our capital requirements for at least the next three months. We will require additional capital for the development and commercialization of our product candidates and may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Certain of our executive officers, directors and large stockholders own a significant percentage of our outstanding capital stock. As of March 13, 2019, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 56.1% of our outstanding shares of common stock. As of March 13, 2019, Emerald, our majority stockholder, owned approximately 54.6% of our outstanding shares of common stock. Our Board of Directors is controlled by the directors and principal executive officer of Emerald. Accordingly, our directors and executive officers have significant influence over our affairs due to their substantial ownership coupled with their positions on our management team and have substantial voting power to approve matters requiring the approval of our stockholders. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.

We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.

We have a total of 500,000,000 shares of common stock authorized for issuance and up to 20,000,000 shares of preferred stock with the rights, preferences and privileges that our Board of Directors may determine from time to time. As of March 13, 2019, we have reserved 3,600,073 shares for issuance upon the exercise of outstanding options, and 55,630,750 shares for issuance upon the exercise of outstanding warrants. As of March 13, 2019, we had no outstanding preferred stock. As of March 13, 2019, we had 366,092,253 shares of common stock available for issuance. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

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

There is not now, nor has there been since our inception, any significant trading activity in our common stock or a market for shares of our common stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our common stock must bear the economic risk of holding those shares for an indefinite period of time. Although our common stock is quoted on the OTCQB, an over-the-counter quotation system, trading of our common stock is extremely limited and sporadic and at very low volumes. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange. We presently anticipate that our common stock will continue to be quoted on the OTCQB or another over-the-counter quotation system in the foreseeable future. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our common stock and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price for which you purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our reported financial information and the market price of our common stock may be negatively affected.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on the internal control over financial reporting. If we have a material weakness in our internal control over financial reporting, we may not detect errors on a timely basis and our consolidated financial statements may be materially misstated. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to conclude that our internal control over financial reporting is effective. Moreover, when we are no longer a smaller reporting company, our independent registered public accounting firm will be required to issue an attestation report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

If we are unable to conclude that our internal control over financial reporting is effective, or when we are no longer a smaller reporting company, if our auditors were to express an adverse opinion on the effectiveness of our internal control over financial reporting because we had one or more material weaknesses, investors could lose confidence in the accuracy and completeness of our financial disclosures, which could cause the price of our common stock to decline. Internal control deficiencies could also result in a restatement of our financial results in the future.

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

The issuance of shares upon exercise of outstanding warrants and options may cause immediate and substantial dilution to our existing stockholders.

If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of March 13, 2019, we had (i) warrants to purchase up to 55,630,750 shares of our common stock at exercise prices ranging from $0.00 to $5.00 per share, and (ii) options to purchase up to 3,600,073 shares of our common stock at exercise prices ranging from $0.245 to $0.42 per share. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal executive offices and corporate offices are located at 130 North Marina Drive, Long Beach, CA 90803.

Our laboratory and office space previously consisted of approximately 3,415 square feet located at the Innovation Hub, Insight Park on the UM campus. Our lease expired on December 31, 2017 and our annual rent was approximately $111,000, payable in equal monthly installments with annual escalations. Upon expiration, the Company did not renew the laboratory lease. The Company has retained office space in Long Beach, California under lease agreement at the rate of $2,609 per month and in Oxford, Mississippi at the rate of $300 per month.

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

On November 8, 2017, the Company filed a petition commencing arbitration against the purchaser and guarantor as well as other related individuals. In the petition, the Company asserts, among other things, breach of contract against the purchaser for its failure to close its purchase of Series E Preferred Stock as required by the securities purchase agreement. The Company also asserts a breach of contract claim against the guarantor for its failure to honor its guarantee of the transaction. The petition was filed with Judicial Arbitration and Mediation Services, Inc., ENDISPUTE in Orange County, California, as required by the securities purchase agreement. The Company engaged a legal counsel in the matter on a contingent-fee basis, other than costs, but that firm has subsequently decided to not proceed with the case. The Company is currently assessing its intent to continue to pursue damages and remedies in connection with these agreements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock has been quoted on the OTCQB, under the symbol “NMUS” since November 26, 2014. There can be infrequent trading volume, which precipitates wide spreads in the “bid” and “ask” quotes of our common stock, on any given day. On March 13, 2019, the last reported sale price of our common stock on the OTCQB was $0.4255 per share.

The following table sets forth, for the quarters indicated, the high and low bid prices per share of our common stock on the OTCQB, reported by the Financial Industry Regulatory Authority Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2018	$0.60	$0.05
September 30, 2018	$0.39	$0.18
June 30, 2018	$0.34	$0.22
March 31, 2018	$0.48	$0.14
December 31, 2017	$0.30	$0.10
September 30, 2017	$0.32	$0.23
June 30, 2017	$0.38	$0.25
March 31, 2017	$0.50	$0.24

Holders. As of March 13, 2019, there were approximately 70 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2018 and 2017 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

The Merger was accounted for as a reverse merger and recapitalization, with Nemus Sub as the acquirer and LGL as the acquired company for financial reporting purposes. As a result, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of Nemus Sub are recorded at the historical cost basis of Nemus Sub, and the consolidated financial statements after completion of the Merger include the assets and liabilities of LGL and Nemus Sub, the historical operations of Nemus Sub and the operations of the combined enterprise of LGL and Nemus Sub from and after the closing date of the Merger.

Overview

We are a biopharmaceutical company targeting the discovery, development, and the commercialization of cannabinoid-based therapeutics, through a number of license agreements with the University of Mississippi, or UM. UM holds the only contract to cultivate cannabis for research purposes on behalf of the Federal Government of the United States since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts as well as the chemistry and physiology of cannabinoid molecules. We strive to serve as UM’s partner for the development and commercialization of cannabinoid-based therapeutics, and the realization of this partnership will depend on the successful development of these compounds through the regulatory requirements of drug approval agencies, like the FDA in the United States and the EMA in the European Union.

Recent Events and Significant Contracts

Multi Draw Credit Agreement

On October 5, 2018, we entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald, a related party, which provides for a credit facility of up to $20,000,000. Pursuant to the Credit Agreement, we may request advances from time to time from Emerald, and in connection with each advance, we will issue Emerald warrants to purchase shares of our common stock at an exercise price of $0.50 per share. Emerald has the option to convert all or any portion of the outstanding loan under the Credit Agreement into shares of our common stock at a fixed conversion price of $0.40 per share, subject to customary adjustments. The net proceeds of each advance shall be used for general corporate purposes and are subject to approval by our Board of Directors.

On November 1, 2018, the Company effected an initial draw under the Credit Agreement in the amount of $2,000,000 and issued Emerald a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share, in accordance with the terms of the Credit Agreement.

On February 1, 2019, the Company effected the second draw under the Credit Agreement in the amount of $2,000,000 and issued Emerald a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share, in accordance with the terms of the Credit Agreement.

UM Research Agreement

In August 2018, we entered into a research agreement with UM to conduct an animal study in normotensive animals to assess the use of NB1111, the prodrug of THC, using nanoemulsion delivery of the Company’s proprietary molecule when compared to a prostaglandin standard of care. Safety data will also be collected. The original term of the Research Agreement was through January 31, 2019. In February 2019, the term of the research agreement was extended through May 31, 2019. The agreement may be terminated for convenience or cause by either party at any time without penalty. The aggregate amount of payments due by the Company under the contract for services rendered by UM is up to $155,156. Upon cancellation, the Company is responsible for paying any amounts incurred by UM in connection with the services through the termination date.

UM 5050 Pro-Drug Agreements

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of THC, for products administered through each of ocular, oral or rectal delivery. We have decided to focus product development on developing ocular medicines for the treatment of ophthalmic-related diseases of the eye. In July 2018, the Company notified UM that it will renew the license for UM 5050 related to ocular delivery of the prodrug of THC. The license agreement for ocular delivery contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date and this amount was paid in September 2018. The aggregate milestone payments under the license agreement, if all of the milestones are achieved, is $700,000. The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreements, or upon 60 days’ written notice by the Company to UM.

On October 15, 2014, the Company signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company has been working with UM to establish new licenses derived from this option agreement and let the other routes of administration option expire.

UM 8930 Analog Agreements

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analog formulation of CBD, for products administered through each of ocular or rectal delivery. In July 2018, the Company renewed the ocular delivery license. The license agreement for ocular delivery contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date and this amount was paid in December 2018. The aggregate milestone payments under the license agreement, if all of the milestones are achieved, is $700,000. The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, the Company signed a renewable option agreement for the rights to explore other routes of delivery of UM 8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company has been working with UM to establish new licenses derived from this option agreement and let the other routes of administration option expire.

UM 5070 License Agreement

On January 10, 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like Methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date, which was paid in January 2018 and January 2019. The aggregate milestone payment under the license agreement, if all of the milestones are achieved, is $700,000. This license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under the license. This license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

AMRI Agreement

On July 31, 2018, we entered into a letter agreement with AMRI, pursuant to which AMRI is to provide services to the Company for process development and analytical method development and qualification for our prodrug of THC, as well as for sample production and a stability study.

Pursuant to the terms of the agreement, we will pay an estimated $64,200 in fees and expenses for the initial evaluation and development of a process for the production of our pro-drug of THC to ensure reproducibility, quality and safety. In December 2018, we entered into an agreement with AMRI to extend the initial process development phase for the production of our prodrug of THC by approximately two months and to pay up to an incremental $71,800 for this phase. Following the initial evaluation, the Company has agreed to pay additional fees and expenses for manufacturing and sample production of our prodrug of THC and a stability study, as well as possible extensions or modification of the aforementioned projects.

We may at any time cancel or delay any project under the agreement prior to the scheduled start date, provided that we must reimburse AMRI for costs incurred prior to and including the date of cancellation, plus any reasonable and foreseeable costs associated with stopping work on any project, including AMRI’s loss of revenue incurred as a result of reserving production facilities for our exclusive use. We may terminate the agreement in whole or in part at any time upon 30 days’ written notice to AMRI. Either party may terminate the agreement in writing in the event of default by the other party which is not cured within 30 days of receipt of notice of default for the following events of default: (i) insolvency of such party, (ii) any assignment for the benefit of creditors of such party, (iii) voluntary or involuntary filing of a petition, order or other decree in bankruptcy by or against such party, (iv) commencement of any proceeding for liquidation of, reorganization of, or the composition, extension, arrangement or readjustment of the obligations of such party, (v) failure by such party to comply with any provision of the agreement in any material respect, and (vi) proof that any representations made by such party were false when made.

Glauconix Agreement

In November 2018 we executed a master service agreement and a statement of work with Glauconix Biosciences, Inc. to research the mechanism of action of and IOP lowering ability of THC when exposed to the 3D-human trabecular meshwork tissue constructs (3D-HTMTM) using both healthy and diseased tissue constructs. The expected term of the study is approximately 12 weeks and may be terminated for convenience by us with a minimum of 30 days’ written notice or by either party, if the other party breaches any material term or becomes insolvent. If termination is sought by either party, we are responsible for all work performed (including any partially completed work based on percentage completion) and expenses incurred through the date of termination. The aggregate amount of payments due by the Company under the contract for services rendered by Glauconix is $180,424.

Conversion of Preferred Stock and Warrants

During the fiscal year ended December 31, 2018, we issued 50,385,000 shares of common stock upon the conversion of all remaining shares of Series B, D and F Preferred Stock. In addition, warrants were exercised which resulted in the issuance of 5,218,750 shares of common stock during the year ended December 31, 2018.

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

The carrying values of our financial instruments, with the exception of the convertible multi-draw credit agreement – related party, net of discount and derivative liabilities, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The Derivative liabilities were valued on a recurring basis utilizing Level 3 inputs.

Advances under the convertible multi-draw credit agreement – related party, net of discount are not recorded at fair value. However, fair value can be approximated and disclosed utilizing Level 3 inputs and independent third-party valuation techniques (See Note 3). At December 31, 2018, the fair value of the advance under the Credit Agreement was estimated at $3,176,824.

Convertible Instruments

We account for hybrid contracts with embedded conversion features in accordance with GAAP. ASC 815, Derivatives and Hedging Activities (“ASC 815”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible debt instruments with embedded conversion features in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) if it’s determined that the conversion feature should not be bifurcated from their host instruments. Under ASC 470-20, we record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the difference between the fair value of the underlying common stock at the commitment date and the embedded effective conversion price. When we determine that the embedded conversion option should be bifurcated from its host instrument, the embedded feature is accounted for in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

We also follow ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported other (income) expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

When determining short-term vs. long-term classification of derivative liabilities, we first evaluate the instruments’ exercise provisions. Generally, if a derivative is a liability and exercisable within one year, it will be classified as short-term. However, because of the unique provisions and circumstances that may impact the accounting for derivative instruments, we carefully evaluate all factors that could potentially restrict the instrument from being exercised or create a situation where exercise would be considered remote. We re-evaluate our derivative liabilities at each reporting period end and makes updates for any changes in facts and circumstances that may impact classification.

Warrants Issued in Connection with Financings

We generally account for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that we may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, we record the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other (income) expense in the Consolidated Statements of Operations and Comprehensive Loss.

Stock-Based Compensation Expenses

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period with forfeitures accounted for as they occur. We use the Black-Scholes Merton option pricing model for estimating the grant date fair value of stock options using the following assumptions:

•

Volatility - Stock price volatility is estimated over the expected term based on a blended rate of industry peers and our actual stock volatility adjusted for periods in which significant financial variability was identified.

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

Net Loss Per Share of Common Stock

We apply FASB ASC No. 260, Earnings per Share. Basic net loss per share of common stock is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, restricted stock subject to vesting, warrants to purchase common stock and common shares underlying convertible debt instruments were considered to be common stock equivalents. In periods with a reported net loss, such common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive.

Recently Issued and Adopted Accounting Pronouncements

See Note 2 to the accompanying Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for information on recently issued accounting pronouncements and recently adopted accounting pronouncements. While we expect certain recently adopted accounting pronouncements to impact our estimates in future periods, the impact upon adoption was not significant to our current estimates and operations.

Results of Operations

For the years ended December 31, 2018 and 2017

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the year ended December 31, 2018, our total operating expenses were $4,692,523 as compared to $3,859,229 for the year ended December 31, 2017. The increase in operating expenses was due to the items noted below.

Research and development. Research and development expenses for the year ended December 31, 2018 were $329,966, which consisted of the annual license maintenance fees for UM 5070, annual license maintenance fees for UM 5050 related to ocular delivery, annual license maintenance fees for UM 8930 related to ocular delivery, contract research and development fees and fees related to our contract with AMRI to manufacture our prodrug of THC. Research and development expenses for the year ended December 31, 2017 were $311,302, which consisted of consisted of a one-time upfront payment for UM 5070, as well as annual license maintenance fees for UM 5050 related to ocular, oral and rectal delivery, annual license maintenance fees for UM 8930 related to ocular and rectal delivery, option agreement renewal fees with UM and contract research and development fees.

General and administrative. General and administrative expenses for the year ended December 31, 2018 were $4,362,557, which primarily consisted of salaries, consulting fees, stock-based compensation expense and professional fees associated with our costs of being a public company. Our general and administrative expenses for the year ended December 31, 2017 were $3,547,927 and were comprised of the same components. The increase in general and administrative expenses for the year ended December 31, 2018 as compared to the year ended December 31, 2017 relates primarily to higher consulting fees associated with the Emerald consulting contract, audit fees, accounting consulting fees and the costs associated with the changeover in management.

Other income and expenses. For the year ended December 31, 2018, the Company had non-operating expense of approximately $14,500,000, which was comprised primarily of the following:

1)

$6,503,174 of other expense from the change in fair value of derivative liabilities which represents an overall increase in the fair value of our derivative liabilities. The derivatives marked-to-market include the conversion liabilities related to the Series B Preferred Stock and Secured Convertible Promissory Note – related party, the Series B and Emerald warrant liabilities and the compound derivative bifurcated from the Credit Agreement (defined below). A number of assumptions go into the third-party valuations for each of these instruments however the increase in our stock price, update to our volatility assumption and valuation assumptions were all contributing factors to the increase in the value of these instruments during the year ended December 31, 2018.

2)	$7,174,634 represented a loss from the excess of the fair value of the warrants on the date of issuance over the proceeds received in the Emerald Financing (defined below).

3)	$137,192 in financing costs related to the Emerald Financing.

4)	$590,392 from a loss on extinguishment related to the Secured Convertible Promissory Note.

5)	$94,763 from interest expense which includes non-cash interest expense from the amortization of the debt discounts and cash interest paid to debt holders.

For the year ended December 31, 2017, the Company had non-operating income of $767,000, which was comprised primarily of the following:

1)

$767,198 of other income from the change in fair value of derivative liabilities which represents an overall decrease in the change in the fair value of our derivative liabilities. The derivatives marked-to-market include the conversion liability related to the Series B Preferred Stock, the put option right related to the Series F Preferred Stock and the Series B warrant liability. A number of assumptions go into the third-party valuations for each of these instruments however the decrease in our stock price at year end was one of the contributing factors to the decrease in the value of these instruments during the year ended December 31, 2017.

Net Loss. For the year ended December 31, 2018, we had a net loss of $19,194,236 as compared to a net loss of $3,094,298 for the year ended December 31, 2017. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We have incurred operating losses and negative cash flows from operations since our inception. As of December 31, 2018, we had cash and cash equivalents of $1,853,373 as compared to $259,955 as of December 31, 2017. This increase is primarily attributable to the proceeds of $2,000,000 from the Credit Agreement (defined below), $3,250,000 from the Emerald Financing (defined below) along with $400,000 of the $900,000 Convertible Promissory Note (defined below) from Emerald. As of December 31, 2018, we have an accumulated deficit of $33,225,107, a stockholders’ deficit of $15,562,252, and a working capital deficit of $13,985,284.

In January 2018, the aggregate amount of $900,000 then outstanding under the Convertible Promissory Note was converted into common stock and the facility was terminated in connection with the first closing of the Emerald Financing under which we raised $1,500,000 from Emerald. In February 2018, we completed the final closing under the Emerald Financing for additional proceeds of $1,750,000, from Emerald and another shareholder (together, the “Emerald Financing”).

In October 2018, we entered into a Multi-Draw Credit Agreement with Emerald (the “Credit Agreement”), which provides for a credit facility of up to $20,000,000 to the Company. Pursuant to the Credit Agreement, we may request advances from time to time from Emerald, and in connection with each advance, we will issue Emerald warrants to purchase shares of our common stock at an exercise price of $0.50 per share. Emerald has the option to convert all or any portion of the outstanding loan under the Credit Agreement into shares of our common stock at a fixed conversion price of $0.40 per share, subject to customary adjustments. On November 1, 2018 and February 1, 2019, the Company effected draws under the Credit Agreement for $2,000,000 and $2,000,000, respectively and issued Emerald warrants to purchase 2,500,000 shares of common stock with each draw (5 million aggregate) at an exercise price of $0.50 per share, in accordance with the terms of the Credit Agreement. The advances under the Credit Agreement are subject to approval by our Board of Directors, which is controlled by the directors and principal executive officer of Emerald.

We anticipate that we will continue to incur net losses into the foreseeable future as we continue to advance and develop a number of potential drug candidates (in particular, our lead drug candidate NB1111 for glaucoma) into preclinical development activities and expand our corporate infrastructure which includes the costs associated with being a public company. Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date that our consolidated financial statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

During the next twelve months, we expect to incur significant research and development expenses with respect to our product candidates. The majority of our research and development activity is focused on development of potential drug candidates and preclinical trials.

We also expect to incur significant legal and accounting costs in connection with being a public company. We expect those fees will be significant and will continue to impact our liquidity. Those fees will be higher as our business volume and activity increases.

We anticipate that we will need to hire additional employees or independent contractors for our development programs as the Company prepares to enter clinical studies.

Going Concern

Our independent registered public accounting firm has issued a report on our audited financial statements for the year ended December 31, 2018 that includes an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/ or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements, as defined by the SEC regulations, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements and the report of our independent registered public accounting firm are included in this report on pages F-1 through F-36.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework - 2013 (COSO 2013 Framework).

Based on their assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

As we are a smaller reporting company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information as of the date of this Annual Report, with respect to our directors, executive officers and significant employees.

Name	Age	Position
Dr. Brian S. Murphy	61	Chief Executive Officer, Chief Medical Officer, Director
Douglas Cesario	43	Chief Financial Officer
Punit Dhillon	38	Director
Jim Heppell	63	Director
Dr. Avtar Dhillon	57	Executive Chairman
Wendy Cunning	48	Vice President, Business Operations

Biographies of Directors, Executive Officers and Significant Employees

Dr. Brian S. Murphy. Dr. Murphy was appointed as our Chief Medical Officer in October 2014 and was appointed as Chief Executive Officer and as a director in August 2015. Dr. Murphy was the Chief Medical Officer of Nemus Sub from August 2014 to October 2014. From 2009 to August 2014, Dr. Murphy served as the Chief Medical Officer of Eiger Biopharmaceuticals. From 2003 to 2006, Dr. Murphy was Chief Medical Officer at Epiphany Biosciences. From 2003 to 2006, Dr. Murphy was Chief Medical Officer at Valeant Pharmaceuticals International (VRX) where his responsibilities also included oversight of Global Medical Affairs and Pharmacovigilance. Dr. Murphy also served as Medical Director, then Vice President of Marketing and Commercial Strategy of Hepatology for InterMune, Inc. (ITMN). From 2000 to 2002, Dr. Murphy was Medical Director of North America for Antivirals/Interferons/Transplant at Hoffmann-LaRoche. Prior to joining industry, Dr. Murphy was Assistant Professor of Medicine at New York Medical College and was Director of the Clinical Strategies Program at St. Vincent’s Hospital in New York City, the lead hospital of the Catholic Healthcare Network of New York. Dr. Murphy is board-certified in internal medicine and completed his residency in internal medicine at Tufts-New England Medical Center and served as Chief Medical Resident in the Boston University program. Dr. Murphy completed parallel fellowship tracts at Harvard Medical School, one in internal medicine/clinical Epidemiology at the Massachusetts General Hospital and the other in Medical Ethics addressing issues of distributive justice and access to care at Brigham & Women’s Hospital. Dr. Murphy earned his MD, MPH (general public health), and MS (pharmacology) degrees from New York Medical College and is a graduate of the Harvard School of Public Health (MPH in Health Policy and Management). He earned his MBA at the Columbia University Graduate School of Business. In making the decision to appoint Dr. Murphy to serve as a director, the Board of Directors considered, in addition to the criteria referred to above, his experience in the healthcare industry, current service as our Chief Executive Officer and Chief Medical Officer and his comprehensive knowledge of the Company, its business and operations.

Douglas Cesario. Mr. Cesario was appointed as our Chief Financial Officer in 2018. Prior to his appointment, Mr. Cesario served as Chief Financial Officer, Orange County Service Area, of Kaiser Foundation Hospitals & Health Plan since April 2016, and prior to that as Director of Finance and as a Senior Management Consultant from November 2013. From 2007 to 2012, Mr. Cesario was the founder of a real estate investment and advisory company. Mr. Cesario previously served in private equity, investment banking and commercial real estate roles from 1997 through 2006. He earned his MBA from the UCLA Anderson School of Management. Based on his cumulative and diverse financial background, our Board of Directors believes Mr. Cesario has the requisite knowledge and expertise to serve as the Chief Financial Officer of the Company.

Dr. Avtar Dhillon. Dr. Dhillon was appointed as Executive Chairman of the Board of Directors and a member of our management team in 2018. Dr. Dhillon is a successful entrepreneur who has been instrumental in founding and helping to develop a number of companies, including: OncoSec Biomedical (NASDAQ: ONCS) developing leading DNA-based intratumoral cancer immunotherapies, where he has been Chairman of the Board since inception in 2011; Inovio Pharmaceuticals (NASDAQ: INO) developing next-generation DNA based vaccines where he led the turnaround of the company, served as its CEO for several years, and is currently Chairman of the Board; and Vitality Biopharma (OTCQB: VBIO) combining agriculture and biotech to study potential to ferment stevia as a health sugar substitute and subsequently developing cannabinoid pro-drugs using similar techniques and bioreactors, serving as Chairman since January 2012. Dr. Dhillon has also served as Executive Chairman of the Board of Directors of Emerald Health Therapeutics (TSX.V: EMH) since April 2015, and currently serves as the Chairman, CEO and President of Emerald, which became the majority stockholder of the Company in 2018. Dr. Dhillon has more than 25 years of experience in building public life science companies organically and through mergers and acquisitions, leading innovation in scientific, engineering and farming enterprises, securing over US $100 million government grants and NGO funding for his companies, and building dominant IP portfolios through partnering and negotiating transactions with small businesses and large multibillion dollar companies. Our Board believes Dr. Dhillon’s extensive experience in building and developing life sciences companies will be invaluable to our Company as we continue to grow our operations and develop our product candidates.

Punit Dhillon. Mr. Dhillon was appointed as a member of our Board of Directors in connection with the consummation of the investment in the Company by Emerald in 2018. Mr. Dhillon is currently a board member of Emerald Health Sciences, Inc., Emerald Health Therapeutics, Inc. (EMH), a TSX Venture Exchange listed company, and Arch Therapeutics Inc (OTCQB). Mr. Dhillon is a Co-founder and Director of OncoSec Medical Incorporated (NASDAQ: ONCS) and was formerly the CEO through March 2018. Prior to OncoSec, Mr. Dhillon was the Vice President of Finance and Operations at Inovio Pharmaceuticals, Inc. (NASDAQ: INO) from September 2003 until March 2011. Mr. Dhillon has also previously been a consultant and board member for several TSX Venture Exchange listed early stage life science companies, which matured through advances in their development pipelines and subsequent M&A transactions. Prior to joining Inovio, Mr. Dhillon worked for a corporate finance law firm as a law clerk and worked with MDS Capital Corp. (now Lumira Capital Corp.). Mr. Dhillon is an active member in his community and places great value on helping future leaders overcome challenges through mentorship and education and is a co-founder and board member of Young Entrepreneurship Leadership Launchpad (YELL), a not-for-profit and charity organization based in Canada. Mr. Dhillon has a Bachelor of Arts with honors in Political Science and a minor in Business Administration from Simon Fraser University. Mr. Dhillon’s experience in the biotechnology and pharmaceutical industry, and his experience with publicly traded companies were the primary qualifications that the Board considered in appointing him as a director of the Company.

Jim Heppell. Mr. Heppell was the founder, CEO and director of BC Advantage Life Sciences I Fund, which won the Canadian Venture Capital Deal of the Year Award in 2006 for having the highest realized return (23.4x its investment in Aspreva Pharmaceuticals) of any venture capital fund in Canada. Mr. Heppell has a Bachelor of Science degree in Microbiology and a law degree from the University of British Columbia. After being called to the Bar, he worked for six years with Fasken Martineau DuMoulin, during which time he was seconded to the BC Securities Commission for six months. Mr. Heppell then became President and Chief Executive Officer of Catalyst Corporate Finance Lawyers, a boutique corporate finance law firm that focused on assisting life science and technology companies. He is a past member of the Securities Policy Advisory Committee to the BCSC and is a Past-Chairman of the Securities Section of the Canadian Bar Association (B.C. Branch). Mr. Heppell is currently a director of a number of public and private life science companies, including Emerald Health Sciences, Inc. The Board considered Mr. Heppell’s significant experience with life science and technology companies in making the decision to appoint him as a director of the Company.

Wendy Cunning. Ms. Cunning joined the Company as Vice President of Business Operations in 2018 and is expected to make significant contributions to the business of the Company. Ms. Cunning brings over 20 years of extensive experience in U.S. sales, marketing, global new product development, commercialization, and lifecycle management in the biopharmaceutical industry. Prior to joining the Company, Ms. Cunning served as Director of New Products for U.S. Eye Care at Allergan, where she led the creation of the business unit strategy for the U.S. ocular franchise. Ms. Cunning also previously served as the Associate Director of Marketing at Amylin Pharmaceuticals, and held leadership positions at Valeant Pharmaceuticals, a multi-billion-dollar pharmaceutical company, as the global marketing and commercial development lead for both the viral hepatitis and HIV franchises. Prior to joining Valeant, Ms. Cunning worked in product marketing at Gilead Sciences and sales in HIV and respiratory medicine at GlaxoSmithKline. Ms. Cunning earned a bachelor’s degree in biology from West Virginia University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2018, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements.

Family Relationships

There are no family relationships among our directors or executive officers, except as follows: Dr. Avtar Dhillon is the uncle of Mr. Punit Dhillon.

Term of Office of Directors

Our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Directors and Officers Involvement in Certain Legal Proceedings

During the past ten years, our directors and executive officers have not been involved in any of the legal proceedings set forth in Item 401(f) of Regulation S-K promulgated by the SEC.

Board and Committee Meetings

During 2018, our Board met three times (including telephonic meetings) and took action by written consent 11 times. Each director attended at least 75% of the meetings held by the Board and by each committee on which he served while he was a director, either in person or by teleconference, during the year.

Director Attendance at Annual Meetings

Although we do not have a formal policy regarding attendance by members of our Board at each annual meeting of stockholders, we encourage all of our directors to attend.

Audit Committee and Financial Expert

On February 23, 2015, our Board established an audit committee which operates under a written charter that has been approved by our Board. The members of our audit committee are Mr. Punit Dhillon and Mr. Jim Heppell. Mr. Dhillon serves as chairman of the audit committee and our Board has determined that he is an “audit committee financial expert” as defined by applicable SEC rules. The Board has determined that Mr. Dhillon and Mr. Heppell are independent directors as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules, and we have determined that both Mr. Dhillon and Mr. Heppell as audit committee members meet the more stringent requirements under Rule 5605(c)(2) of the Nasdaq Listing Rules. Our audit committee met two times (including telephonic meetings) and took action by written consent three times.

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

Compensation Committee

On May 31, 2015, our Board established a compensation and compliance committee which operated under a written charter that was approved by the Board. In 2018, the Board dissolved the former compensation and compliance committee and established a new compensation committee which operates under a written charter approved by the Board. The members of our compensation committee are Mr. Punit Dhillon, Dr. Avtar Dhillon and Mr. Jim Heppell. Mr. Heppell serves as chairman of the compensation committee. Our compensation committee met one time during 2018 (including telephonic meetings) and took action by written consent three times.

Our compensation committee is responsible for the oversight of, and the annual and ongoing review of, the Chief Executive Officer, the compensation of the senior management team, and the bonus programs in place for employees, which includes: (1) reviewing the performance of the Chief Executive Officer and such other senior officers as the Board may request, and determining the bonus entitlement for such officer or officers on an annual basis and recommending the same to the Board for approval; (2) determining the proposed annual compensation of the executive officers of the Company for each fiscal year and recommending the same to the Board for approval; (3) reviewing and discussing the bonus plan proposed for the Company’s senior management team with the Chief Executive Officer; (4) reviewing and discussing the terms and conditions of proposed grants of stock options to directors, employees, consultants and advisors with the Chief Executive Officer; (5) reviewing and recommending to the Board the compensation of the Board and committee members; (6) reviewing and discussing with the Chief Executive Officer the standard forms of employment and consulting contracts used by the Company; (7) reviewing and discussing with the Chief Executive Officer the general benefit plans in place for employees; (8) engaging and setting the compensation for independent counsel and other advisors and consultants; and (9) reviewing and assessing the adequacy of its Charter and submitting any recommended changes to our Board for its consideration and approval.

Nomination and Corporate Governance Committee

In 2018, our Board established a nominating and corporate governance committee which operates under a written charter approved by the Board. The members of our nominating and corporate governance committee are Mr. Punit Dhillon and Mr. Jim Heppell. Mr. Heppell serves as chairman of the nominating and corporate governance committee. Our nominating and corporate governance committee did not meet or take action by written consent in 2018.

Our nominating and corporate governance committee is responsible for assisting the Board in (1) identifying qualified individuals to become Board members, consistent with criteria approved by the Board, (2) determining the composition of the Board and its committees, (3) selecting the director nominees for the next annual meeting of shareholders, (4) monitoring a process to assess Board, committee and management effectiveness, (5) aiding and monitoring management succession planning and (6) developing, recommending to the Board, implementing and monitoring policies and processes related to the Company’s corporate governance guidelines.

Finance and Business Development Committee

In 2018, our Board established a finance and business development committee which operates under a written charter approved by the Board. The members of our finance and business development committee are Dr. Avtar Dhillon, Mr. Punit Dhillon and Mr. Jim Heppell. Dr. Avtar Dhillon serves as chairman of the finance and business development committee. Our finance and business development committee did not meet or take action by written consent in 2018.

Our finance and business development committee is responsible for assisting the Board in (1) matters affecting the Company’s balance sheet, including capital structure strategies, debt and equity financings and working capital (2) analysis and assessment of financial and strategic aspects of major acquisitions and divestitures, collaborations and joint ventures, (3) formulating and recommending for approval to the Board the financial policies of the Company, including management of the financial affairs of the Company, (4) developing and maintaining relationships with investment banks, financial institutions and other investors and monitor developments in the capital markets and financing trends, and (5) evaluating and making recommendations to the Board concerning business development opportunities

Nominations to the Board of Directors

We do not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our Board believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to the Board. The Board, with the help of its nomination and corporate governance committee, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

Stockholder Communications

We do not have a formal policy regarding stockholder communications with our Board. A shareholder who wishes to communicate with our Board may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this filing.

Code of Ethics

On October 31, 2014, we adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as well as our other officers, directors and employees. A copy of our code of ethics is available on our website at www.nemusbioscience.com. We intend to disclose any future amendments to provisions of our code of ethics, or waivers of provisions required to be disclosed under the rules of the SEC, on a current report on Form 8-K or at the same location on our website identified in the preceding sentence. Any amendment or waiver disclosed on our website will remain available on our website for at least 12 months after the initial disclosure.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation earned for services rendered to the Company for the fiscal years ended December 31, 2018 and 2017 of our named executive officers as determined in accordance with SEC rules.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Dr. Brian S. Murphy,	2018	390,000	-	171,000	-	-	-	-		561,000
CEO/CMO	2017	448,846	-	-	-	-	-	-		448,846

Doug Cesario,	2018	174,038	-	169,884	200,772	-	-	-		544,694
CFO	2017	-	-	-	-	-	-	-		0

Elizabeth M. Berecz,	2018	246,795	-	133,000	-	-	-	19,277		399,072
Former CFO (3)	2017	294,712	-	-	-	-	-	-		294,712

Avtar Dhillon,	2018	-	-	-	225,000	-	-	67,885		292,885
Chairman (4)	2017	-	-	-	-	-	-	-		-

Cosmas N. Lykos, former	2018	-	-	171,000	-	-	-	220,000	(2)	391,000
Chairman (5)	2017	-	-	-	-	-	-	210,000	(2)	210,000

_________

(1)

Amounts reflect the full grant date fair value of restricted stock awards and stock options, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of restricted stock awards granted to our executives in Note 2 and 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by Mr. Lykos, pursuant to which the Company paid K2C a monthly fee for services performed by Mr. Lykos for the Company. The agreement expired on June 1, 2017 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement was $10,000 until April 1, 2017, at which time it increased to a monthly fee of $20,000. Under the agreement, Mr. Lykos was also eligible to participate in our health, death and disability insurance plans. In addition, beginning in 2015, Mr. Lykos was a participant in our change in control severance plan. Effective February 28, 2018, the Company terminated the independent contractor agreement.

(3)	Ms. Berecz separated from the Company, effective May 25, 2018, pursuant to a Separation Agreement and Release between the Company and Ms. Berecz.
(4)

Option awards granted to Dr. Dhillon represent compensation for services rendered as a member of our Board of Directors and other compensation includes Represents $45,000 earned under the Independent Contractor Agreement (defined below) and $22,885 in fees earned for services rendered as a member of our Board of Directors. See “Director Compensation” below.

(5)	Mr. Lykos resigned from the Board, effective January 18, 2018, in connection with the consummation of the investment in the Company by Emerald.

Employment and Severance Arrangements

Employment Agreements

In May 2018, we entered into an Executive Employment Agreement with Doug Cesario, our Chief Financial Officer. The agreement provides for an annual base salary of $250,000 per year and an annual discretionary bonus based in part on Mr. Cesario’s achievement of milestones agreed to by the Board or the Compensation Committee of the Board. Pursuant to the agreement, Mr. Cesario is entitled to receive the normal benefits available to other similarly situated executives and will be entitled to severance pay under certain circumstances. Mr. Cesario’s employment with the Company is at-will. Except for termination of Mr. Cesario’s employment for “Cause,” “By Death” or “By Disability” (as such terms are defined in the agreement), Mr. Cesario will be entitled to payment of an amount equal to a minimum of six months of Mr. Cesario’s then-current base salary; and after three years of employment, Mr. Cesario will be entitled to an additional two months of his then-current base salary for each year he is employed beyond the initial three years of employment by the Company, to a maximum of 12 months.

Pursuant to Mr. Cesario’s Executive Employment Agreement, Mr. Cesario was granted a one-time sign-on restricted stock award of 643,501 shares of restricted stock pursuant to the Company’s 2014 Omnibus Incentive Plan on July 23, 2018, which is the date that was 90 days after Mr. Cesario’s start date as an employee with the Company. 100% of the restricted stock award will vest on April 23, 2020, or upon a trigger event, including the sale of the Company or a merger that results in a change of control.

The foregoing descriptions of the employment agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreement attached hereto as an exhibit and incorporated by reference herein.

Severance Arrangements

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

The restricted stock award and options granted to Mr. Cesario in July 2018, will vest in full on a change in control (as defined in our 2014 Omnibus Incentive Plan).

In January 2018, we entered into a restricted stock agreement (the “Restricted Stock Agreements”) with each of Dr. Murphy, Elizabeth Berecz and Cosmas N. Lykos granting 900,000, 700,000 and 900,000 shares of restricted Common Stock, respectively. Each Restricted Stock Agreement provides that if the executive’s employment or service is terminated by us without cause, or is terminated by the grantee for good reason, then the executive shall be entitled to receive a cash severance payment equal to six months of their base compensation, payable in substantially equal installments during the six-month period following the termination date.

In February 2018, we entered into a separation and release agreement with K2C, which provided for a lump sum payment of $180,000 and the immediate vesting of 900,000 shares of restricted common stock granted pursuant to the Restricted Stock Agreement, 325,000 shares of restricted common stock granted on October 20, 2015, 125,000 options granted on November 21, 2014, in exchange for a release of claims and certain other agreements. In addition, K2C also holds 1,110,000 shares of fully vested common stock pursuant to the common stock purchase warrant agreement dated June 20, 2013.

In April 2018, we entered into a Separation Agreement and Release with Elizabeth Berecz, our former Chief Financial Officer. Pursuant to the agreement, Ms. Berecz agreed to certain ongoing cooperation obligations during a transition period and agreed to provide certain releases and waivers as contained in the agreement. As consideration under the agreement, the Company agreed to provide Ms. Berecz compensation and benefits as follows: (i) through May 25, 2018, Ms. Berecz’s separation date, an annualized base salary at the rate in effect as of the date of the separation agreement; (ii) a lump sum gross payment of $145,833, in consideration for the restrictive covenants contained in the separation agreement; and (iii) reimbursement for payments made by Ms. Berecz for COBRA coverage for a period of six (6) months following her separation date. In addition, the terms of the separation agreement provided for the immediate vesting of 700,000 shares of restricted common stock granted pursuant to Ms. Berecz’s Restricted Stock Agreement, 350,000 shares of restricted common stock granted on October 20, 2015, and 250,000 options granted in October 2014 and November 2014.

The foregoing descriptions of the separation agreements do not purport to be complete and are qualified in their entirety by reference to the full text of such separation agreements attached hereto as exhibits and incorporated by reference herein.

Outstanding Equity Awards at Fiscal Year-end

As of December 31, 2018, our named executive officers held the following outstanding Company equity awards.

		Option Awards					Stock Awards
Name		Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock Not Vested (#)	Market Value of Shares Not Vested ($) (2)

Dr. Brian S. Murphy,	(1)	10/31/2014	384,000	96,000	$0.42	10/31/2024
CEO/MO	(1)	11/21/2014	140,000	35,000	$0.42	11/21/2024
	(6)	1/1/2018					900,000	360,000

Doug Cesario,	(3)	5/25/2018	434,572	760,501	$0.245	5/25/2028
CFO	(4)	5/25/2018					643,501	257,400

Avtar Dhillon,	(5)	10/10/2018	166,667	833,333	$0.305	10/10/2028
Chairman

(1)

The options specified above vest as follows: 20% of total vests on each anniversary of the grant date over five years, subject to the grantee’s continued service. The options granted expire 10 years after the date of grant.

(2)	The market value of shares that have not vested is calculated based on the per share closing price of our common stock on December 31, 2018.

(3)	The options specified above vest as follows: 25% of total vests on the grant date and 1/33 each month thereafter on the anniversary of the grant date.

(4)	The restricted stock vests in full on the two-year anniversary of the grant date, subject to the grantee’s continued service.

(5)	The options specified above vest in twelve equal monthly installments following the grant date.

(6)	The restricted stock vests 1/2 each year on the anniversary of the grant date and is subject to acceleration upon termination.

Non-Equity Incentive Plan Awards

In May 2018, in connection with the appointment of Mr. Cesario as our Chief Financial Officer and pursuant to the terms of the Executive Employment Agreement between the Company and Mr. Cesario, we entered into a stock option award agreement with Mr. Cesario pursuant to which Mr. Cesario was granted non-qualified stock options to purchase an aggregate of 1,195,073 shares of the Company’s common stock at an exercise price of $0.245 per share on July 23, 2018. 25% of the options vested on the date of grant and the remaining 75% of the options vest 1/33 on each of the next 33 months thereafter. The options will fully vest upon a trigger event, including the sale of the Company or a merger that results in a change of control.

Exercises of Options

There were no exercises of stock options by our named executive officers during the year ended December 31, 2018.

Director Compensation

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

Non-employee directors who serve as members of special committees of the Board will receive additional compensation as follows:

•	Audit Committee: $5,000 per year ($20,000 for the chair)

•	Compensation Committee: $2,500 per year ($10,000 for the chair)

•	Nominating and Corporate Governance Committee: $1,000 per year ($5,000 for the chair)

•	Finance and Business Development Special Committee: $40,000 per year for the chair (no compensation for other members)

Our directors received the following compensation for their service as directors of the Company during the fiscal year ended December 31, 2018.

DIRECTOR COMPENSATION (1)
Name	Fees Earned or Paid in Cash	Stock Awards $ (2)	Option Awards $ (2)	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Punit Dhillon	37,105	-	45,000	-	-	-	82,105
Jim Heppell	34,804	-	45,000	-	-	-	79,804
Avtar Dhillon	22,885	-	225,000	-	-	-	247,885

(1)	Does not include compensation received for services provided as executive officers.

(2)

Amounts reflect the full grant date fair value of restricted stock awards and stock options, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of restricted stock awards and options granted to our directors in Note 2 and 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans. The table below includes the following information as of December 31, 2018 for the Nemus Bioscience, Inc. 2014 Omnibus Incentive Plan. Shares available for issuance under the 2014 Omnibus Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock, restricted stock unit awards, performance awards and other stock-based or cash-based awards, as selected by the plan administrator. For additional information about the 2014 Omnibus Incentive Plan, refer to Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Equity Compensation Plan Information
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares of common stock reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,405,000	$0.33	9,142,273
Equity compensation plans not approved by security holders (1)	1,195,073	0.245	--
Total	3,600,073	$0.302	9,142,273

(1)	Reflects 1,195,073 shares of common stock issuable upon exercise of stock options granted to Mr. Cesario with an exercise price equal to $0.245 pursuant to a Stock Option Agreement.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•	Each executive officer;
•	Each director; and
•	All of the executive officers and directors as a group.

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

The information set forth in the table below is based on 133,907,747 shares of our common stock issued and outstanding on March 13, 2019.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed below is 130 North Marina Drive, Long Beach, CA 90803.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Emerald Health Sciences Inc. (1)	118,953,917 shares	(2)	66.2%

Dr. Brian S. Murphy	1,799,000 shares	(3)	1.3%

Doug Cesario	1,186,716 shares	(4)	*	%

Avtar Dhillon	583,333 shares	(5)	*	%

Punit Dhillon	116,667 shares	(6)	*	%

Jim Heppell	116,667 shares	(7)	*	%

All executive officers and directors as a group (5 persons)	3,802,383 shares		2.8%

__________

*	Denotes less than 1% of class.

(1)	The address of this entity is Office 8262, The Landing, 200 – 375 Water St., Vancouver, British Columbia, Canada V6B 0M9.

(2)	Includes 45,800,000 shares issuable on exercise of warrants.

(3)

Includes (i) 655,000 shares of common stock underlying options granted to Brian S. Murphy, all of which 524,000 may be exercised within 60 days of March 13, 2019, (ii) 375,000 shares of fully vested restricted stock and (iii) 900,000 shares of restricted stock subject to 50% vesting on each of January 18, 2019 and January 18, 2020.

(4)

Includes (i) 1,195,073 shares of common stock underlying options granted to Mr. Cesario, 543,215 of which may be exercised within 60 days of March 13, 2019, and (ii) 643,501 shares of restricted stock subject to vesting.

(5)	Includes 1,000,000 shares of common stock underlying options, of which 583,333 may be exercised within 60 days of March 13, 2019.

(6)	Includes 200,000 shares of common stock underlying options, of which 116,667 may be exercised within 60 days of March 13, 2019.

(7)	Includes 200,000 shares of common stock underlying options, of which 116,667 may be exercised within 60 days of March 13, 2019.

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Except as specified below, there have been no other transactions with related persons in the last two fiscal years, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of Nemus’ total assets as of December 31, 2017 and 2018, and in which any related person had or will have a direct or indirect material interest.

K2C

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, which is wholly owned by Mr. Lykos, who served as the Chairman of our Board of Directors until January 16, 2018, pursuant to which the Company paid K2C a monthly fee for services performed by Mr. Lykos for the Company. The agreement expired on June 1, 2017 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement was $10,000 and increased to $20,000 effective April 1, 2017. In 2017 and 2018, we paid K2C $210,000 and $220,000 respectively. Under the agreement, Mr. Lykos was also eligible to participate in our health, death and disability insurance plans. The independent contractor agreement with K2C was terminated as of February 28, 2018.

In January 19, 2018, we entered into a Restricted Stock Agreement with K2C granting 900,000 Restricted Stock to K2C.

In February 28, 2018, we entered into a separation and release agreement with K2C, which provided for a lump sum payment of $180,000 and the immediate vesting of 900,000 shares of restricted common stock granted pursuant to the Restricted Stock Agreement, 325,000 shares of restricted common stock granted on October 20, 2015, 125,000 options granted on November 21, 2014, in exchange for a release of claims and certain other agreements. In addition, K2C also holds 1,110,000 shares of fully vested common stock pursuant to the common stock purchase warrant agreement dated June 20, 2013.

Elizabeth Berecz

In April 2018, we entered into a Separation Agreement and Release with Elizabeth Berecz, our former Chief Financial Officer. Pursuant to the agreement, we agreed to provide Ms. Berecz compensation and benefits as follows: (i) through May 25, 2018, Ms. Berecz’s separation date, an annualized base salary at the rate in effect as of the date of the separation agreement; (ii) a lump sum gross payment of $145,833, in consideration for the restrictive covenants contained in the separation agreement; and (iii) reimbursement for payments made by Ms. Berecz for COBRA coverage for a period of six (6) months following her separation date. In addition, the terms of the separation agreement provided for the immediate vesting of 700,000 shares of restricted common stock granted pursuant to Ms. Berecz’s Restricted Stock Agreement, 350,000 shares of restricted common stock granted on October 20, 2015, and 250,000 options granted in October 2014 and November 2014.

Emerald

On December 28, 2017, we entered into a Secured Promissory Note and Security Agreement for a convertible loan (the “Convertible Promissory Note”) with Emerald. The Convertible Promissory Note provided for aggregate gross proceeds to Nemus of up to $900,000 and was secured by all of Nemus’ assets.

On January 19, 2018, $900,000 funded under the Convertible Promissory Note converted into 9,000,000 shares of our common stock and the Convertible Promissory Note was terminated. Simultaneously, we entered into a Securities Purchase Agreement (the “Emerald Financing”) in which we sold to Emerald 15,000,000 shares of common stock and a warrant to purchase 20,400,000 shares of common stock at an exercise price of $0.10 for aggregate gross proceeds of $1,500,000. The second closing under the Emerald Financing occurred on February 16, 2018, pursuant to which we issued and sold to Emerald 15,000,000 shares of our Common Stock, and a warrant to purchase 20,400,000 shares of Common Stock at an exercise price of $0.10 per share for a term of five years, for aggregate gross proceeds of $1,500,000.

On February 1, 2018, we entered into an Independent Contractor Agreement (the “Independent Contractor Agreement”) with Emerald, pursuant to which Emerald agreed to provide such services as are mutually agreed between the Company and Emerald, including reimbursements for reasonable expenses incurred in the performance of the Independent Contractor Agreement. These services may include, but are not limited to, corporate advisory services and technical expertise in the areas of business development, marketing, investor relations, information technology and product development. The Independent Contractor Agreement has an initial term of ten years and specifies compensation which is agreed upon between the Company’s chief executive officer and Emerald’s Chairman, CEO and President on a month-to-month basis. The fee due under this agreement is payable on a monthly basis; however, if the Company is unable to make payments due to insufficient funds, then interest on the outstanding balance will accrued at a rate of 12% per annum, calculated semi-annually. Under this agreement, the Company incurred expenses of $550,000 during the fiscal year ended December 31, 2018.

On February 6, 2018, the Company entered into a Consulting Agreement with Dr. Avtar Dhillon, the Chairman, Chief Executive Officer and President of Emerald. The services under the Consulting Agreement included, corporate finance and strategic business advisory. The Consulting Agreement had an initial term of one year and was renewable automatically unless terminated by either party. The agreement specified an annual fee of $60,000 payable semi-monthly in installments and included reimbursement for reasonable expenses incurred in the performance of the services. The contractor was also entitled to a discretionary annual bonus, payable 120 days after each fiscal year end, to be determined by the Board upon its annual review. Under this agreement, we incurred expenses in the amount of $45,000 during the fiscal year ended December 31, 2018. This Consulting Agreement was canceled on October 5, 2018 in connection with the Company’s entry into the Credit Agreement with Emerald and Dr. Dhillon’s appointment as the Executive Chairman of the Company’s Board of Directors.

On October 5, 2018, the Company entered into the Credit Agreement with Emerald. The Credit Agreement provides for a credit facility to the Company of up to $20,000,000 and is unsecured. Advances under the Credit Agreement bear interest at an annual rate of 7% (payable quarterly in arrears) and mature on October 5, 2022. At Emerald’s election, advances and unpaid interest may be converted into Common Stock at a fixed conversion price of $0.40, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. In connection with each advance under the Credit Agreement, the Company has agreed to issue Emerald warrants to purchase shares of common stock in an amount equal to 50% of the number of shares of common stock that each advance may be converted into. The warrants have an exercise price of $0.50 per share, a term of five years and will be immediately exercisable upon issuance. The exercise price is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s shareholders. On November 1, 2018, the Company effected an initial draw under the Credit Agreement in the amount of $2,000,000 and issued Emerald a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share, in accordance with the terms of the Credit Agreement. On February 1, 2019, the Company effected the second draw under the Credit Agreement in the amount of $2,000,000 and issued Emerald a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share, in accordance with the terms of the Credit Agreement.

The net proceeds of each advance shall be used for general corporate purposes and are subject to approval by the Company’s Board of Directors, which is controlled by the directors and principal executive officer of Emerald.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders. However, all of the transactions described above were approved and ratified by our Board of Directors. In connection with the approval of the transactions described above, our Board of Directors took into account several factors, including their fiduciary duties to the Company, the relationships of the related parties described above to the Company, the material facts underlying each transaction, the anticipated benefits to the Company and related costs associated with such benefits, whether comparable products or services were available, and the terms the Company could receive from an unrelated third party.

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

Director Independence

We have determined that (i) Douglas S. Ingram, Gerald W. McLaughlin and Thomas A. George were independent members of our Board of Directors when they served on the Board of Directors, and (ii) Punit Dhillon and Jim Heppell are independent members of our Board of Directors, as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2018 and 2017, for professional services rendered by Mayer Hoffman McCann P.C. for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K and quarterly reviews of the unaudited interim condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $260,550 and $135,000, respectively.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging Mayer Hoffman McCann P.C. to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the members of the Audit Committee of the Board of Directors in accordance with its procedures.

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

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Nemus Bioscience, Inc. and Subsidiary:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nemus Bioscience, Inc. and Subsidiary (“Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Irvine, California

March 14, 2019

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2018	2017
Current assets
Cash and cash equivalents	$1,853,373	$259,955
Restricted cash	4,512	4,428
Prepaid expenses	93,193	291,428
Other current assets	2,609	-
Total current assets	1,953,687	555,811

Property and equipment, net	3,445	1,407

Total assets	$1,957,132	$557,218

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED
STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$15,597	$100,921
Accrued payroll and related expenses	66,213	54,512
Accrued expenses	118,248	143,826
Derivative liabilities	15,738,913	271,715
Secured convertible promissory note - related party, net of discount	-	235,000
Total current liabilities	15,938,971	805,974

Noncurrent liabilities
Convertible multi-draw credit agreement - related party, net of discount	1,360,960	-
Derivative liabilities, noncurrent	219,453	551,322

Total liabilities	17,519,384	1,357,296

Commitments and contingencies
(Note 10)

Preferred stock, $0.001 par value; 20,000,000 shares authorized
Redeemable Convertible Series B Preferred Stock net of $347,091 issuance costs
(0 and 2,833.55 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively; $2.8 million liquidation preference as of December 31, 2017)	-	822,201
Convertible Series D Preferred Stock, net of $30,557 issuance costs
(0 and 200 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively; $0.2 million liquidation preference as of December 31, 2017)	-	169,446
Convertible Series F Preferred Stock, net of $118,855 issuance costs
(0 and 2,000 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively)	-	1,777,781

Stockholders’ deficit

Common stock, $0.001 par value; 500,000,000 shares authorized; 133,907,747 issued and outstanding as of December 31, 2018 and 33,622,829 issued and outstanding as of December 31, 2017	133,908	33,623
Additional paid-in-capital	16,230,956	9,444,831
Warrants	1,297,991	982,911
Accumulated deficit	(33,225,107)	(14,030,871)
Total stockholders’ deficit	(15,562,252)	(3,569,506)
Total liabilities and stockholders’ deficit	$1,957,132	$557,218

See accompanying notes to the consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017
Operating expenses
Research and development	$329,966	$311,302
General and administrative	4,362,557	3,547,927

Total operating expenses	4,692,523	3,859,229

Operating loss	(4,692,523)	(3,859,229)

Other expense (income)
Change in fair value of derivative liabilities	6,503,174	(767,198)
Fair value of warrant liability in excess of proceeds	7,174,634	-
Financing transaction costs	137,192	-
Loss on extinguishment of secured convertible promissory note - related party	590,392	-
Interest expense	94,763	667
Interest income	(84)	-

Loss before income taxes	(19,192,594)	(3,092,698)

Provision for income taxes	1,642	1,600

Net loss and comprehensive loss	$(19,194,236)	$(3,094,298)

Less: Preferred deemed dividend	-	1,044,000
Net loss applicable to common shareholders	$(19,194,236)	$(4,138,298)

Basic and diluted net loss per common share	$(0.16)	$(0.11)
Weighted average shares of common stock outstanding: basic and diluted	121,154,334	27,906,090

See accompanying notes to the consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(19,194,236)	$(3,094,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,544	8,039
Loss on disposal of assets	803	1,788
Fixed assets provided to university in lieu of cash	-	18,004
Stock-based compensation expense	674,961	608,676
Amortization of warrants and stock issued for services (1)	-	30,000
Change in fair value of derivative liabilities	6,503,174	(767,198)
Fair value of warrant liability in excess of proceeds	7,174,634	-
Financing transaction costs	137,192	-
Loss on common stock issuance from conversion of accrued interest	9,794	-
Loss on extinguishment of secured convertible promissory note - related party	590,392	-
Amortization of debt discount	58,536	-
Common stock issued for services	-	187,550
Changes in assets and liabilities:
Prepaid expenses (1)	198,235	(121,273)
Deposits and other assets	-	34,290
Other current assets	(2,609)	7,014
Accounts payable	(85,324)	(173,729)
Accrued payroll and related expenses	11,701	(112,825)
Accrued expenses	(21,811)	42,677
Net cash used in operating activities	(3,943,014)	(3,331,285)
Cash flows from investing activities:
Purchases of property and equipment	(4,385)	(19,654)
Net cash used in investing activities	(4,385)	(19,654)
Cash flows from financing activities:
Proceeds from Series D preferred stock issuance, net of $183,343 issuance costs (2)	-	1,131,857
Proceeds from Series F preferred stock issuance, net of $118,855 issuance costs	-	1,881,145
Proceeds from Emerald Financing, net of $154,092 issuance costs	3,095,908	-
Proceeds from Series B warrant exercises	98,700	-
Proceeds from secured convertible promissory note - related party	400,000	500,000
Proceeds from convertible multi-draw credit agreement, net of $53,707 issuance costs	1,946,293	-
Net cash provided by financing activities	5,540,901	3,513,002

Net increase in cash, cash equivalents and restricted cash	1,593,502	162,063

Cash, cash equivalents and restricted cash, beginning of period	$264,383	$102,320

Cash, cash equivalents and restricted cash, end of period	$1,857,885	$264,383

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$1,853,373	$259,955
Restricted cash	4,512	4,428

Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$1,857,885	$264,383

Cash paid during the period for:
Interest	$23,334	$-

Income taxes	$1,642	$1,631

Supplemental disclosures of non-cash financing activities:
Conversion of outstanding preferred stock into common stock	$1,947,228	$1,386,000
Conversion of outstanding preferred stock subject to redemption into common stock	828,915	1,197,450
Fair value of common stock issued in extinguishment of convertible debt and accrued interest	1,713,766	-
Fair value of warrants issued in connection with financings	10,424,634	-
Proceeds allocated to equity classified warrants issued with convertible multi-draw credit agreement	315,080	-
Reclassification of warrant liabilities to equity from exercise of warrants	1,539,866	-
Fair value of compound derivative liability issued with convertible multi-draw credit agreement	204,102	-
Beneficial conversion feature on convertible multi-draw credit agreement	90,080	-

Supplemental disclosures of non-cash financing and investing activities:

(1)

During the year ended December 31, 2017, warrants issued to service providers for consulting services were valued at $30,000 and were recorded as a Prepaid expense and amortized over the service period.

(2)

During the year ended December 31, 2017 preferred deemed dividends of $333,000 was recognized on Series F Preferred Stock, $536,000 was recognized on Series D Preferred Stock and $175,000 on Series C Preferred Stock.

See accompanying notes to the consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Convertible		Convertible		Convertible		Redeemable Convertible		Stockholders' Deficit
	Series F Preferred Stock		Series D Preferred Stock		Series C Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Total Stockholders
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Warrants	Deficit	Deficit

Balance, December 31, 2016	-	$-	-	$-	386	$293,669	4,031	$1,169,663	21,563,163	$21,563	$7,163,064	$837,711	$(10,936,573)	$(2,914,235)

Common stock issued for services	-	-	-	-	-	-	-	-	605,000	605	186,945	-	-	187,550

Common stock warrants issued for services	-	-	-	-	-	-	-	-	-	-	-	145,200	-	145,200

Stock based compensation expense	-	-	-	-	-	-	-	-	-	-	608,676	-	-	608,676

Issuance of Series D Preferred Stock net of issuance costs of $183,343	-	-	1,200	1,016,657	-	-	-	-	-	-	-	-	-	-

Issuance of Series F Preferred Stock net of issuance costs of $118,855 and $103,364 put option liability	2,000	1,777,781	-	-	-	-	-	-	-	-	-	-	-	-

Conversion of Series B Preferred Stock and conversion liability into common stock at $0.25 and $0.15 per share	-	-	-	-	-	-	(1,197.45)	(347,462)	5,910,666	5,911	350,810	-	-	356,721

Conversion of Series C Preferred Stock to common stock at $0.25 per share	-	-	-	-	(386)	(293,669)	-	-	1,544,000	1,544	292,125	-	-	293,669

Conversion of Series D Preferred Stock to common stock at $0.25 per share	-	-	(1,000)	(847,210)	-	-	-	-	4,000,000	4,000	843,211	-	-	847,211

Beneficial conversion feature upon issuance of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	175,000	-	-	175,000

Deemed dividend from beneficial conversion feature of Series C Preferred Stock	-	-	-	-	-	-	-	-	-	-	(175,000)	-	-	(175,000)

Beneficial conversion feature upon issuance of Series D Preferred Stock	-	-	-	-	-	-	-	-	-	-	536,000	-	-	536,000

Deemed dividend from beneficial conversion feature of Series D Preferred Stock	-	-	-	-	-	-	-	-	-	-	(536,000)	-	-	(536,000)

Beneficial conversion feature upon issuance of Series F Preferred Stock	-	-	-	-	-	-	-	-	-	-	333,000	-	-	333,000

Deemed dividend from beneficial conversion feature of Series F Preferred Stock	-	-	-	-	-	-	-	-	-	-	(333,000)	-	-	(333,000)

Net loss for the year ended December 31, 2017	-	-	-	-	-	-	-	-	-	-	-	-	(3,094,298)	(3,094,298)

Balance, December 31, 2017	2,000	$1,777,781	200	$169,447	-	$-	2,833.55	$822,201	33,622,829	$33,623	$9,444,831	$982,911	$(14,030,871)	$(3,569,506)

Stock based compensation expense	-	-	-	-	-	-	-	-	3,143,501	3,143	671,818	-	-	674,961

Issuance of common stock net of issuance costs of $16,900	-	-	-	-	-	-	-	-	32,500,000	32,500	(49,400)	-	-	(16,900)

Conversion of Series B Preferred Stock and conversion liability into common stock at $0.10 and $0.001 per share	-	-	-	-	-	-	(2,833.55)	(822,201)	28,385,000	28,385	800,530	-	-	828,915

Conversion of Series D Preferred Stock to common stock at $0.10 per share	-	-	(200)	(169,447)	-	-	-	-	2,000,000	2,000	167,447	-	-	169,447

Conversion of Series F Preferred Stock to common stock at $0.10 per share	(2,000)	(1,777,781)	-	-	-	-	-	-	20,000,000	20,000	1,757,781	-	-	1,777,781

Conversion of secured convertible promissory note - related party and accrued interest	-	-	-	-	-	-	-	-	9,037,667	9,038	1,714,522	-	-	1,723,560

Series B warrant exercises	-	-	-	-	-	-	-	-	5,218,750	5,219	1,633,347	-	-	1,638,566

Warrants issued in connection with convertible multi-draw credit agreement, related party	-	-	-	-	-	-	-	-	-	-	-	315,080	-	315,080

Beneficial conversion feature in connection with convertible multi-draw credit agreement - related party	-	-	-	-	-	-	-	-	-	-	90,080	-	-	90,080

Net loss for the year ended December 31, 2018	-	-	-	-	-	-	-	-	-	-	-	-	(19,194,236)	(19,194,236)

Balance, December 31, 2018	-	$-	-	$-	-	$-	-	$-	133,907,747	$133,908	$16,230,956	$1,297,991	$(33,225,107)	$(15,562,252)

See accompanying notes to the consolidated financial statements.

NEMUS BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2018, the Company entered into a securities purchase agreement with Emerald Health Sciences, Inc. (“Emerald”) discussed in Note 5, pursuant to which Emerald purchased a majority of the equity interest in Nemus resulting in a change in control. As part of the transaction, the Company’s Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, tendered their resignation and Emerald appointed two new nominees to the Board. Later, in October 2018, the Board appointed Dr. Avtar Dhillon, the Chairman, Chief Executive Officer and President of Emerald, as the Executive Chairman of the Company’s Board of Directors.

As of December 31, 2018, the Company has devoted substantially all of its efforts to securing product licenses, carrying out research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years from potentially being able to do so.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since inception and as of December 31, 2018, had an accumulated deficit of $33,225,107, a stockholders’ deficit of $15,562,252 and a working capital deficit of $13,985,284. The Company anticipates that it will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical and clinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. As of December 31, 2018, the Company had cash and cash equivalents of $1,853,373, as compared to $259,955 of cash and cash equivalents as of December 31, 2017. This increase is primarily attributable to the proceeds of $2,000,000 from the Multi-Draw Credit Agreement with Emerald, $3,250,000 from the Emerald Financing (defined below) along with $400,000 of the $900,000 Secured Convertible Promissory Note from Emerald. However, without additional funding management believes that the Company will not have sufficient funds to meet its obligations within one year from the date the Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent on its ability to raise additional sufficient funding to cover operating expenses and to invest in operations and development activities. On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald (Note 4). Under the Credit Agreement the Company is able to draw down up to $20,000,000 from time to time in principal amounts of at least $250,000. The drawdowns are subject to approval by the Company’s Board of Directors, which is controlled by the directors and principal executive officer of Emerald.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. Such reclassifications had no net effect on previously reported financial results.

Use of Estimates

The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Such estimates and judgments are utilized for stock-based compensation expense and equity securities or debt with embedded features.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk. As of December 31, 2018, the Company has no cash equivalents.

Restricted Cash

A deposit of $4,512 and $4,428 as of December 31, 2018 and December 31, 2017, respectively, was restricted from withdrawal and held by a bank in the form of a certificate of deposit. This certificate serves as collateral for payment of the Company’s credit cards.

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

The carrying values of our financial instruments, with the exception of the convertible multi-draw credit agreement – related party, noncurrent and derivative liabilities, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The derivative liabilities were valued on a recurring basis utilizing Level 3 inputs.

Advances under the convertible multi-draw credit agreement – related party, noncurrent are not recorded at fair value. However, fair value can be approximated and disclosed utilizing Level 3 inputs and independent third-party valuation techniques (See Note 3). At December 31, 2018, the fair value of the advance under the Credit Agreement was estimated at $3,176,824.

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

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Due to the substantial doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2018. As a result of this valuation allowance there are no income tax benefits reflected in the accompanying Consolidated Statements of Operations and Comprehensive Loss to offset pre-tax losses.

The Company recognizes a tax benefit from uncertain tax positions when it is more likely than not (50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. The Company has no material uncertain tax positions as of December 31, 2018.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

The Company accounts for convertible debt instruments with embedded conversion features in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) if it’s determined that the conversion feature should not be bifurcated from their host instruments. Under ASC 470-20, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the difference between the fair value of the underlying common stock at the commitment date and the embedded effective conversion price. When the Company determines that the embedded conversion option should be bifurcated from its host instrument, the embedded feature is accounted for in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently marked to market at each reporting date based on current fair value, with the changes in fair value reported in results of operations.

The Company also follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported other (income) expense in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

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

Warrants Issued in Connection with Financings

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, the Company records the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other (income) expense in the Consolidated Statements of Operations and Comprehensive Loss.

Debt Issuance Costs and Interest

Discounts related to bifurcated derivatives, freestanding instruments issued in bundled transactions and issuance costs are recorded as a reduction to the carrying value of the debt and amortized over the life of the debt using the effective interest method. The Company makes changes to the effective interest rate, as necessary, on a prospective basis. For debt facilities that provide for multiple advances, the Company initially defers any issuance costs until the first advance is made and then amortizes the costs over the life of the facility.

Revenue Recognition

The Company has not begun planned principal operations and has not generated any revenue since inception.

Research and Development Expenses and Licensed Technology

Research and development (“R&D”) costs are expensed when incurred. These costs may consist of external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants; license fees; employee-related expenses, which include salaries and benefits for the personnel involved in our preclinical and clinical drug development activities; and facilities expense, depreciation and other allocated expenses; and equipment and laboratory supplies.

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

Stock-Based Compensation for Employees

Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period with forfeitures accounted for as they occur. The Company uses the Black-Scholes Merton option pricing model for estimating the grant date fair value of stock options using the following assumptions:

•

Volatility - Stock price volatility is estimated over the expected term based on a blended rate of industry peers and the Company’s actual stock volatility adjusted for periods in which significant financial variability was identified.

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

Segment Information

FASB ASC No. 280, Segment Reporting, establishes standards for reporting information about reportable segments. Operating segments are defined as components of an enterprise for which separate financial information is available. Based on the early development stage of our operations, we operate in a single reportable segment.

Comprehensive Loss

Comprehensive loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. ASC 220 requires that an entity records all components of comprehensive loss, net of their related tax effects, in its financial statements in the period in which they are recognized. For the years ended December 31, 2018 and 2017, the comprehensive loss was equal to the net loss.

Net Loss Per Share of Common Stock

The Company applies FASB ASC No. 260, Earnings per Share. Basic net loss per share of common stock is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, restricted stock subject to vesting, warrants to purchase common stock and common shares underlying convertible debt instruments were considered to be common stock equivalents. In periods with a reported net loss, such common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is antidilutive. For additional information regarding the net loss per share, see Note7 “Net Loss per Share of Common Stock.”

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). In January, July and December 2018, and in March 2019, the FASB issued additional amendments to the new lease guidance relating to, transition, and clarification. This ASU requires most lessees to recognize right of use assets and lease liabilities and recognize expenses in a manner similar to current accounting standards. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. The Company will adopt the ASU on the effective date of January 1, 2019 and pursuant to ASU 2018-11, issued in July 2018. The Company will elect to use the effective date as of the date of application for transition. The Company is substantially complete with its evaluation of the new standard as it relates to its leases. The remaining steps in the implementation process include the review and evaluation of disclosures and presentation in the Company’s financial statements. Based on the Company’s preliminary findings there will be no cumulative effect from adoption recorded to the accumulated deficit, as it has no lease terms in excess of one year. The Company will elect the short-term lease practical expedient under the ASU which will result in no change to the current recognition accounting under ASC 840.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, (ASU 2017-11). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The outstanding Warrants issued to Emerald contain a down-round provision. However, in the absence of the down-round these warrants would require liability accounting and be considered derivatives due to the presence of a put option (see Note 3). As such, the adoption of ASU 2017-11 is not currently expected to have a material impact on its financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-08 Collaborative Arrangements (Topic 808) intended to improve financial reporting around collaborative arrangements and align the current guidance under ASC 808 with ASC 606 Revenue from Contracts with Customers. The ASU affects all companies that enter into collaborative arrangements. The ASU clarifies when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and changes certain presentation requirements for transactions with a collaborative arrangement participants that are not directly related to sales to third parties. For public companies, the standard is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company has not entered into any collaborative arrangements and therefore does not currently expect the adoption of this standard to have a material effect on its Consolidated Financial Statements. The Company plans to adopt this ASU either on the effective date of January 1, 2020 or possibly in an earlier period if a collaborative arrangement is entered. Upon adoption, the Company will utilize the retrospective transition approach, as prescribed within this ASU.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820) intended to improve the effectiveness of disclosures around fair value measurements in the notes to financial statements. The ASU affects all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this Update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. For all entities, the standard is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted upon the issuance of the Update and entities are permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company has early adopted part of this ASU upon issuance and revised its disclosures as of the September 30, 2018 reporting period to omit the disclosures removed by this ASU on a retrospective basis. Those disclosures include; 1. the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, 2. the policy for timing of transfers between levels, and 3. the valuation processes for Level 3 fair value measurements. The Company has elected to delay adoption of the additional disclosures required by the ASU, which include the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty until their effective date. Once this ASU is effective, the additional disclosures will be made on a prospective basis in the notes to the financial statements. The adoption of this guidance does not have a material impact to the Company’s disclosures in the notes to its financial statements and has no impact on the Company’s Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), to provide guidance on revenue recognition. In August 2015 and March, April, May and December 2016, the FASB issued additional amendments to the new revenue guidance relating to reporting revenue on a gross versus net basis, identifying performance obligations, licensing arrangements, collectability, noncash consideration, presentation of sales tax, transition, and clarifying examples. Collectively these are referred to as ASC Topic 606, which replaces all legacy GAAP guidance on revenue recognition and eliminates all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine how revenue is recognized. The core principal of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In applying ASC Topic 606, companies need to use more judgment and make more estimates than under legacy guidance. This includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each distinct performance obligation. ASC Topic 606 was effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted one year earlier.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU No. 2016-18 is intended to reduce diversity in practice in the classification and presentation of changes in restricted cash on the Consolidated Statement of Cash Flows. The ASU requires that the Consolidated Statement of Cash Flows explain the change in total cash and equivalents and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The ASU also requires a reconciliation between the total of cash and equivalents and restricted cash presented on the Consolidated Statements of Cash Flows and the cash and equivalents balance presented on the Consolidated Balance Sheets. The Company adopted ASU No. 2016-18, and the guidance has been retrospectively applied to all periods presented. The adoption of the guidance did not have an impact on the Company’s Consolidated Balance Sheets or Statements of Operations and Comprehensive Loss.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, addressing eight specific cash flow issues in an effort to reduce diversity in practice. The amended guidance is effective for fiscal years beginning after December 15, 2017, and for interim periods within those years. The adoption of ASU 2016-15 effective January 1, 2018 did not have a material impact on the Company’s Consolidated Statements of Cash Flows.

3. Warrants and Derivative Liabilities

Warrants

There are significant judgments and estimates inherent in the determination of the fair value of the Company’s warrants. These judgments and estimates included the assumptions regarding its future operating performance, the time to completing a liquidity event and the determination of the appropriate valuation methods. If the Company had made different assumptions, the fair value of the warrants could have been significantly different (See Note 2).

Warrants vested and outstanding as of December 31, 2018 are summarized as follows:

			Amount
	Exercise	Term	Vested and
Source	Price	(Years)	Outstanding
Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-$5.00	5-10	442,000
2015 Series B Financing
Common Stock Warrants to Series B Stockholders	$0.00	5	1,031,250
Placement Agent Warrants	$0.00	5	187,500
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Common Stock Warrants to Placement Agent	$0.40	5	125,000
2017 Series D Common Stock Warrants to Placement Agent	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	44,200,000
2018 Emerald Multi-Draw Credit Agreement Warrants	$0.50	5	2,500,000
Total warrants vested and outstanding as of December 31, 2018			53,130,750

Emerald Multi-Draw Credit Agreement Warrants

On November 1, 2018, the Company issued 2,500,000 fully vested common stock warrants to Emerald, in conjunction with the first advance on the Credit Agreement discussed below (See Note 4). The warrants are equity classified at issuance and the Company allocated $315,080 of the gross proceeds to the warrants on a relative fair value basis. The proceeds allocated to the warrants was recorded as a discount to the November 1, 2018 advance and will be amortized over the term of the debt. The warrants vested immediately and had an estimated fair value of $593,629 utilizing the Black-Scholes option pricing model with the following assumptions:

At Issuance
Dividend yield	0.00%
Volatility factor	92.50%
Risk-free interest rate	2.96%
Expected term (years)	5.0
Underlying common stock price	$0.36

2018 Emerald Financing Warrants

In January and February 2018, the Company issued an aggregate of 40,800,000 and 3,400,000 fully vested common stock warrants to Emerald and an accredited investor, respectively, in conjunction with the Emerald Financing discussed below (See Note 5). The Company reviewed the warrants for liability or equity classification under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that these warrants should be classified as liabilities. See additional discussion below, Derivative Liabilities- Emerald Warrant Liability.

2017 Series D Placement Agent Warrants

In January 2017, the Company issued 480,000 warrants to purchase common stock to its investment banker in exchange for services rendered in conjunction with the Series D Preferred Stock financing. The warrants vested immediately and had an estimated fair value of $115,200 utilizing the Black-Scholes option pricing model, this amount was recorded to issuance costs for the year ended December 31, 2017.

2017 Common Stock Warrants to Service Provider

In February 2017, the Company entered into an agreement with one of its investors to provide advisory services on all matters including financing in exchange for 125,000 common stock warrants. The warrants vested immediately and had an estimated fair value of $30,000 utilizing the Black-Scholes option pricing model, this amount was recorded to general and administrative expense during the year ended December 31, 2017.

Derivative Liabilities

The following tables summarize the activity of derivative liabilities for the periods indicated:

	Year Ended December 31, 2018
	December 31, 2017, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities*	Reclassification of Derivatives to Equity	December 31, 2018, Fair Value of Derivative Liabilities
Emerald Multi-Draw Credit Agreement - compound derivative liability (1)	$-	$204,102	$15,351	$-	$219,453
Emerald Financing - warrant liability (2)	-	10,424,634	4,826,779	-	15,251,413
Series B - warrant liability (3)	551,322	-	1,476,044	(1,539,866)	487,500
Emerald Convertible Promissory Note - conversion liability (4)	265,000	360,000	185,000	(810,000)	-
Series B Preferred Stock - conversion liability (5)	6,715	-	-	(6,715)	-
Total current derivative liabilities	$823,037	$10,988,736	$6,503,174	$(2,356,581)	$15,958,366
Less, noncurrent portion of derivative liabilities					(219,453)
Current balance of derivative liabilities					$15,738,913

	Year Ended December 31, 2017
	December 31, 2016, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	December 31, 2017, Fair Value of Derivative Liabilities
Series B - warrant liability (3)	$1,112,308	$-	$(560,986)	$-	$551,322
Emerald Convertible Promissory Note - conversion liability (4)	-	265,000	-	-	265,000
Series B Preferred Stock - conversion liability (5)	118,821	-	(102,848)	(9,258)	6,715
Series F Preferred Stock - put option liability (6)	-	103,364	(103,364)	-	-
Total derivative liabilities	$1,231,129	$368,364	$(767,198)	$(9,258)	$823,037
Less, noncurrent portion of derivative liabilities					(551,322)
Current balance of derivative liabilities					$271,715

*The change in fair value of derivative liabilities for the year ended December 31, 2018, relate partially to the Company determining it now has sufficient trading activity to utilize the actual volatility of the trading of the Company’s common stock as an input to the volatility assumption when computing the fair value of derivative liabilities. The volatility assumption was updated as of October 1, 2018 to incorporate the Company’s own volatility with six similar companies to develop a blended average. The Company had previously estimated the volatility assumption by averaging the volatility of six similar entities which had resulted in a lower volatility. The increase in value of the volatility assumption has led to a higher valuation of the derivative liabilities as disclosed below.

Emerald Multi-Draw Credit Agreement Compound Derivative Liability (1)

On November 1, 2018, in connection with the first advance under the Multi-Draw Credit Agreement (See Note 4), the Company bifurcated a compound derivative liability related to a contingent interest feature and acceleration upon default provision (contingent put option) provided to Emerald. The Company’s estimate of fair value of the compound derivative liability was determined by using a differential cash flows valuation model, wherein the fair value of the underlying debt facility and its conversion right are estimated both with and without the presence of the contingent interest feature, holding all other assumptions constant. The resulting difference between the estimated fair values in both scenarios is the estimated fair value of the compound derivative. The fair value of the underlying debt facility is estimated by calculating the expected cash flows with consideration of the estimated probability of a change in control transaction, defined as an event of default by the agreement, and applying the expected default interest rate from the date of such default through maturity. The expected cash flows are then discounted back to the reporting date using a benchmark market yield. The conversion right component of the compound derivative is measured using a standard Black-Scholes model for each payment period. Because Emerald would forgo the contingent interest if the contingent put option was exercised upon an event of default, the value ascribed to the contingent put option within the compound derivative is de minimis.

Emerald Financing Warrant Liability (2)

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

The Company reviewed the warrants for liability or equity classification under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the warrants should be classified as a liability and re-measured to fair value at the end of each reporting period. The Company also reviewed the warrants under ASC 815 Derivatives and Hedging/Contracts in Entity’s Own Equity and determined that the Warrants also meet the definition of a derivative. With the assistance of a third-party valuation specialist, the Company valued the warrant liabilities utilizing the Monte Carlo valuation method pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements. On the closing dates, the Company estimated that the fair value of the warrants issued on January 19, 2018 and February 16, 2018 was $4.7 million and $5.7 million, respectively.

The warrant liabilities have been valued using Monte Carlo simulations conducted at the closing dates of January 19, 2018 and February 16, 2018 and at December 31, 2018 using the following assumptions:

	December 31, 2018	At issuance
Dividend yield	0.00%	0.00%
Volatility factor	92.1-92.4%	70.00%
Risk-free interest rate	2.49%	2.45-2.6%
Expected term (years)	4.05-4.13	5.0
Underlying common stock price	$0.40	$0.29-0.30

Because fair value assigned to the warrants exceeded the proceeds received in the Emerald Financing, none of the consideration was allocated to common stock and the Company recorded an adjustment for the difference between the fair value of the warrant liabilities and the total proceeds received to other expense in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2018 as follows:

	Closing
	January 2018	February 2018	Total
Initial Fair Value of Emerald Financing Warrant Liability	$4,717,211	$5,707,423	$10,424,634
Less: Proceeds from Emerald Financing	1,500,000	1,750,000	3,250,000
Excess over proceeds adjustment	$3,217,211	$3,957,423	$7,174,634

In addition, because the aggregate proceeds were allocated to the fair value of the Emerald Financing warrant liability, issuance costs totaling $137,192 were charged to other expense for the year ended December 31, 2018.

Series B Warrant Liability (3)

In conjunction with the Redeemable Convertible Series B Preferred Stock financing (Note 5), the Company issued 6,437,500 common stock warrants exercisable at an original price of $1.15 per share, the warrants expire five years from the issuance date. The warrants were initially valued at $2,935,800 utilizing a Monte Carlo pricing model. The warrants are exercisable in cash or through a cashless exercise provision and contain certain cash redemption rights. The Series B warrants also had a “down-round” protection feature if the Company subsequently issued or sold any shares of common stock, stock options, or convertible securities at a price less than the current exercise price. The down round provision was triggered and automatically adjusted down to $0.10 on December 28, 2017, after the Company entered into the Convertible Promissory Note (See Note 4) and again to $0.00 on January 19, 2018, as a result of the Emerald Financing. The strike price for these warrants is now permanently reset. However, because the remaining warrant holders still have certain cash redemption rights upon the occurrence of certain fundamental transactions, as defined in the Series B warrant agreements, the warrants continue to require liability classification. Subsequent to the repricing that occurred as a result of the Emerald Financing, the warrants have been valued using a Black Scholes Merton Option Pricing Model.

The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5.0 million received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the Series B Preferred Stock.

To compute the fair value of the warrants, the Company utilized the Black Scholes Merton Option Pricing Model and Monte Carlo Option Pricing Model for the years ended December 31, 2018 and 2017, respectively. The assumptions are as follows:

	As of December 31,
	2018	2017
Dividend yield	0.00%	0.00%
Volatility factor	93.00%	70.00%
Risk-free interest rate	2.786-2.789%	1.39%
Expected term (years)	1.64-1.65	0.25
Weighted average fair value of warrants	$0.40	$0.15

In January 2018, 987,000 Series B warrants were exercised at a price of $0.10 resulting in cash proceeds to the Company of $98,700. Prior to exercise, these Series B Warrants were adjusted to fair market value using a Black Scholes Merton Option Pricing Model which considered the closing trading price on the exercise dates. From January 19, 2018 through December 31, 2018, 4,231,750 Series B warrants were exercised for no consideration. Prior to exercise, these Series B Warrants were adjusted to fair market value using a Black Scholes Merton Option Pricing Model which considered the closing trading price on the exercise dates. Because the exercise price of these options had been reset to $0.00, the fair value derived from the valuation model approximated the market value of the Company’s common stock on the exercise dates.

Emerald Convertible Promissory Note Conversion Liability (4)

In connection with the Convertible Promissory Note (Note 4), the Company bifurcated a conversion liability related to an embedded conversion feature with a down-round protection provision. The Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the financing date of each closing utilizing the Black Scholes valuation model and the following assumptions:

	January 19, 2018	December 28, 2017
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	1.29%	1.39%
Expected term (years)	0.003	0.25
Underlying common stock price	$0.19	$0.15

The fair values of the conversion liabilities on December 28, 2017 and January 19, 2018, were $265,000 and $360,000 respectively. The change in value related to the conversion liability at December 31, 2018 was deemed immaterial due to no substantial change in the assumptions from issuance until year end. In connection with the Emerald Financing discussed in Note 5 below, the Convertible Promissory Note was converted and the conversion liability was extinguished with the debt.

Series B Preferred Stock Conversion Liability (5)

On August 20, 2015, in connection with the Redeemable Convertible Series B Preferred Stock financing, the Company bifurcated a conversion liability related to a down-round protection provided to the Series B investors. The value of this embedded derivative was determined utilizing a “with and without” method by valuing the Series B Preferred Stock with and without the down round protection. During the first fiscal quarter of 2018, all of the remaining Series B Preferred Stock was converted to common stock (See Note 5) and as a result, the Series B conversion liability was reduced to zero. The reduction of this liability totaling $6,715 was recorded to equity for the year ended December 31, 2018.

Series F Preferred Stock Put Option Liability (6)

On November 1, 2017, in connection with the Series F Preferred Stock financing, the Company recorded a put option liability related to discretionary redemption provided to the stockholders in the event that the Company would undergo a subsequent financing that would result in a change in control. With the assistance of a third-party valuation specialist, the Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the closing date of the financing. The Company also performed a review of the conversion liability in conjunction with ASC 815, Derivatives and Hedging/Contracts in Entity’s Own Equity, and determined that the liability required bifurcation and re-measurement to fair market value at the end of each reporting period. The derivative was valued at $103,364 and was booked as a current liability as of November 1, 2017. The value of this embedded derivative was determined utilizing a with and without method by valuing the preferred stock with and without the down round protection.

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

4. Convertible Debt – Related Party

As of December 31, 2018 and 2017, the Company’s Convertible Debt with Emerald consists of the following:

	As of December 31,
	2018	2017
Total principal value	$2,000,000	$500,000
Unamortized debt discount	(587,617)	(265,000)
Unamortized debt issuance costs	(51,423)	-
Carrying value of total convertible debt – related party	$1,360,960	$235,000
Less, noncurrent portion	(1,360,960)	-
Current convertible debt – related party	$-	$235,000

For the years ended December 31, 2018 and 2017, the Company’s interest expense consists of the following:

	Years Ended December 31,
	2018	2017
Coupon interest expense	$26,433	$667
Noncash Interest Expense
Amortization of debt discount	56,253	-
Amortization of transaction costs	2,283	-
Other interest expense	9,794
	$94,763	$667

Multi-Draw Credit Agreement

On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement with Emerald, a related party (Note 11). The Credit Agreement provides for a credit facility to the Company of up to $20,000,000 and is unsecured. Advances under the Credit Agreement bear interest at an annual rate of 7% (payable quarterly in arrears) and mature on October 5, 2022. At Emerald’s election, advances and unpaid interest may be converted into Common Stock at a fixed conversion price of $0.40, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. As of December 31, 2018, the unused portion of the credit facility is $18,000,000.

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

In connection with each advance under the Credit Agreement, the Company has agreed to issue Emerald warrants to purchase shares of common stock in an amount equal to 50% of the number of shares of common stock that each advance may be converted into. The warrants have an exercise price of $0.50 per share, a term of five years and will be immediately exercisable upon issuance. The exercise price is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s shareholders (See Note 3).

On November 1, 2018, an initial advance under Credit Agreement was made for $2,000,000 and the Company issued 2,500,000 warrants (See Note 3). In accounting for the convertible advance and warrants under the Credit Agreement, the Company allocated the proceeds between the debt host and the freestanding warrants on a relative fair value basis, under which $1,684,920 was allocated to the debt and $315,080 was allocated to the warrants. On the date of the advance, because the effective conversion rate of the debt was less than the market value of the Company’s common stock, a beneficial conversion feature of $90,080 has been recorded as a discount to the debt and an increase to additional paid in capital. In addition, a compound derivative liability of $204,102 related to the contingent interest feature and acceleration upon default provision was bifurcated and will be remeasured at fair value in subsequent periods (See Note 3). The debt discounts related to the warrants, beneficial conversion feature and compound derivative will be amortized over the term of the Credit Agreement using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense. The effective interest rate of the liability component was equal to 10.57% for the year ended December 31, 2018.

The financing costs of $53,707 incurred in connection with the Credit Agreement have been recorded as a discount to the debt host and are being amortized using the effective interest rate method and recognized as non-cash interest expense over the term of the Credit Agreement.

As of December 31, 2018, the unamortized debt discount will be amortized over a remaining period of approximately 3.76 years. The carrying value of the equity component was $2,000,000 at December 31, 2018. The if-converted value as of December 31, 2018, does not exceed the principal balance of the advance under the Credit Agreement.

Secured Convertible Promissory Note

On December 28, 2017, the Company entered into a convertible Secured Promissory Note and Security Agreement with Emerald (the “Convertible Promissory Note”). The Convertible Promissory Note provided for aggregate gross proceeds to the Company of up to $900,000 and was secured by all of the Company’s assets. Drawdowns on the Convertible Promissory Note were interest bearing at an annual rate of 12% (compounding semi-annually), payable at maturity. The Convertible Promissory Note matured upon the earlier of June 30, 2018 or upon a default event, as defined, and elected by Emerald. At Emerald’s election, drawdowns and unpaid interest were convertible into Common Stock at a conversion price of $0.10, subject to a full-ratchet antidilution right. The Convertible Promissory Note was automatically converted upon the occurrence of the Private Placement Transaction with Emerald (the Emerald Financing).

The Company received proceeds of $500,000 on December 28, 2017 and on January 19, 2018 the Company received the remaining $400,000 in funding as it had satisfied the conditions required. These conditions required receipt of conversion notices from all the existing Series B shareholders to convert their preferred shares to common stock. Such conversions occurred in January and February of 2018. On each financing date, the Company bifurcated a conversion liability from the Convertible Promissory Note related to the embedded conversion feature with a down-round protection provision (See Note 3). This resulted in a conversion liability of $265,000 at the first financing date which was one trading day prior to December 31, 2017. The second funding in January 2018, resulted in an additional conversion liability of $360,000. The conversion liabilities were recorded as a discount to the debt at each draw down date and were being amortized to interest expense.

On January 19, 2018, in conjunction with the Emerald Financing (Note 5), the Convertible Promissory Note was automatically converted into common stock at a conversion price of $0.10 per share for 9,000,000 common shares. Upon conversion, the debt and associated conversion liability were extinguished resulting in a loss on extinguishment of $590,392 which was recorded as other expense for the year ended December 31, 2018. For the years ended December 31, 2018 and 2017, the effective interest rate on the related to the Convertible Promissory Note was 13.94%.

5. Stockholders’ Deficit and Capitalization

Common Stock

On November 14, 2018, the Company amended its articles of incorporation to increase the number of authorized common shares available for issuance to 500,000,000.

Emerald Financing

On January 19, 2018, the Company entered into a Securities Purchase Agreement in which the Company sold to Emerald 15,000,000 shares of common stock and a warrant to purchase 20,400,000 shares of common stock at an exercise price of $0.10 for aggregate gross proceeds of $1,500,000 (“the Emerald Financing”). This transaction also resulted in the conversion of the $900,000 Secured Convertible Promissory Note (Note 4). As part of the transaction, the Company’s Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, tendered their resignation and Emerald appointed two new nominees to the Board. The Securities Purchase Agreement also provides that in the case of a subsequent financing in which the purchase price is less than $0.10 per share, Emerald shall be issued additional shares in order to protect against anti-dilution.

The second closing under the Emerald Financing occurred on February 16, 2018, pursuant to which Nemus issued and sold to Emerald 15,000,000 shares of Nemus’ common stock, and a warrant to purchase 20,400,000 shares of Common Stock at an exercise price of $0.10 per share for a term of five years. In addition, an accredited investor purchased 2,500,000 shares of common stock and a warrant to purchase 3,400,000 shares of common stock at an exercise price of $0.10 per share for a term of five years. The Company received aggregate gross proceeds of $1,750,000 from the second closing. In connection with the private placement, the Company incurred issuance cost of $154,092 of which $137,192 were allocated to the warrant liability and expensed during the period and $16,900 were recorded as a reduction to APIC from the issuance of common stock.

Conversion of Preferred Stock

During the years ended December 31, 2018 and 2017, all remaining Preferred Series B, C, D, and F shares were converted to common stock as follows (see “Preferred Stock” below for additional information):

•	For the years ended December 31, 2018 and 2017, 2,833.55 and 1,197.45 shares of Series B Preferred stock were converted resulting in the issuance of 28,385,000 and 5,910,666 shares of common stock.

•	For the year ended December 31, 2017, 386 shares of a Series C Preferred stock outstanding were converted resulting in the issuance of 1,544,000 shares of common stock at an effective price of $0.25 per share.

•	For the years ended December 31, 2018 and 2017, 200 and 1,000 shares of Series D Preferred stock were converted resulting in the issuance of 2,000,000 and 4,000,000 shares of common stock.

•	For the year ended December 31, 2018, 2,000 shares of Series F Preferred stock were converted resulting in the issuance of 20,000,000 shares of common stock.

Warrant Exercises

During the year ended December 31, 2018, the Series B warrant holders exercised warrants with an intrinsic value of $1,514,175 which resulted in the issuance of 5,218,750 shares of common stock.

Stock Issued for Services

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

As of December 31, 2018, all of the Redeemable Convertible Series B and Convertible Series C, D and F Preferred Stock were fully converted, as disclosed above under “Common Stock” and is no longer outstanding. A description of each Series of the Preferred Stock outstanding as of December 31, 2017 is as follows:

Redeemable Convertible Series B Preferred Stock:

In August 2015, the Company sold 5,000 shares of Series B Convertible Preferred Stock and warrants to purchase 6,250,000 shares of the Company’s common stock for an aggregate purchase price of $1,000 per share resulting in gross proceeds of $5.0 million. Each share of preferred stock was convertible into 1,250 shares of common stock which resulted in an effective conversion price of $0.80 per common share and could be converted by the holder at any time. The Series B Preferred Stock also had a “down-round” protection feature provided to the investors if the Company subsequently issued or sold any shares of common stock, stock options, or convertible securities at a price less than the conversion price of $0.80 per common share. The conversion price was automatically adjustable down to the price of the instrument being issued. On November 1, 2017, as a result of the Series F Preferred Stock Agreement, the conversion price of the Series B Preferred Stock was reset from $0.25 per share to $0.15 per share. On December 28, 2017 as a result of entering into the Secured Convertible Promissory Note, the Series B Preferred Stock conversion price was reset to $0.10 per share. The Series B Preferred Stock had a liquidation preference over other preferred shares and common stock and had voting rights equal to the number of common shares into which each holder’s preferred stock was convertible as of the record date. If dividends were declared on the common stock, the holders of the preferred stock were entitled to participate in such dividends on an as-if converted basis.

In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series B Preferred stockholders would have received an amount per share equal to the conversion price of $0.10, subject to down-round adjustment, multiplied by the as-if converted share amount of 28,335,500 common shares, totaling $2,833,550 as of December 31, 2017. If upon the liquidation, the assets are insufficient to permit payments to the Series B holders, all assets legally available would be distributed in a pro rata basis among the Series B holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets would be distributed pro rata among the common stockholders.

Subject to certain trigger events occurring, the Series B Preferred stockholders had the right to force the Company to redeem the shares of preferred stock at a price per preferred share equal to the greater of (A) 115% of the conversion amount and (B) the product of (1) the conversion rate in effect at such time and (2) the greatest closing sale price of the Common Stock during the period beginning on the date immediately preceding such triggering event and ending on the date such holder delivers the notice of redemption. Such triggering events include:

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

As certain of these triggering events are considered to be outside the control of the Company, the Series B Preferred Stock was considered to be contingently redeemable and as a result, was classified as mezzanine equity in the Company’s balance sheet.

During 2018, 2,833.5 shares of Series B Preferred stock with an effective conversion price of $0.10 were converted at a rate of 10,000:1, resulting in the issuance of 28,335,000 shares of common stock. During 2018, 0.05 shares of Series B Preferred stock with an effective conversion price of $0.001 were converted at a rate of 1,000,000:1, resulting in the issuance of 50,000 shares of common stock.

From January 1, 2017 through October 31, 2017, 777.125 shares of Series B Preferred stock with an effective conversion price of $0.25 were converted at a rate of 4000:1, resulting in the issuance of 3,108,500 shares of common stock. From November 1, 2017 through December 28, 2017, 420.325 shares of Series B Preferred stock with an effective conversion price of $0.15 were converted at a rate of 6666.67:1, resulting in the issuance of 2,802,166 shares of common stock.

Convertible Series D Preferred Stock:

In January 2017, the Company sold 1,200 shares of Series D convertible preferred stock with a purchase price of $1,000 per share for gross proceeds of $1,200,000 to a healthcare investment fund and other private investors under the Series D Preferred Stock Agreement. Each share of Series D Preferred Stock was convertible into 4,000 shares of common stock and had and initial effective conversion price of $0.25 per common share. On November 1, 2017, as a result of the Series F Preferred Stock Agreement, the conversion price of the Series D Preferred Stock was reset from $0.25 to $0.15 per share. On December 28, 2017 as a result of entering into a Secured Convertible Promissory Note, the Series D Preferred Stock conversion price was reset to $0.10 per share. As part of the terms of the Series D Preferred Stock Agreement, the Company entered into a Registration Rights Agreement with the purchasers to file a registration statement to register for resale the shares of common stock underlying the preferred shares within 30 days following the closing of the agreement. The Series D Convertible Preferred Stock was convertible into common stock at any time at the election of the investor. The terms of the Series D Convertible Preferred Stock were as follows:

•

Dividends: Except for stock dividends or other distributions payable in shares of common stock, for which adjustments are to be made to the conversion price, as described below, the stockholder shall was entitled to receive dividends on preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends actually paid on shares of the common stock. No other dividends were payable on the preferred stock.

•

Conversion: The preferred stock could be converted at any time, at the option of the holder, into shares of common stock at the effective conversion price per share (“Series D Conversion Price”). The Series D Conversion Price would be adjusted for customary structural changes such as stock splits or stock dividends. In the event that the Company entered into a merger, consolidation or transaction of a similar effect, the Series D stockholder would be entitled to receive, upon conversion of the preferred stock, the number of shares of common stock of the successor or acquiring corporation of the Company, if it was the surviving corporation, and any additional consideration that would have been received by a holder of the number of shares of common stock into which the preferred stock was convertible immediately prior to such event.

•

Down-Round Protection: The Series D Conversion Price was also subject to “down-round” anti-dilution adjustment which means that if the Company sells common stock or common stock equivalents at a price below the Series D Conversion Price, the Series D Conversion Price would be reduced to an amount equal to the issuance price of such additional shares of common stock or common stock equivalents.

•	Voting Rights: Except as required by law, the Series D Preferred Stock did not have voting rights.
•

Most Favored Nation Provision: If there was a subsequent financing, the Series D stockholder could have elected to exchange its Series D Preferred Stock for the security issued on a dollar for dollar basis.

•	Participation Rights: For a twelve month period from the date of the financing, the Series D investors had the right to participate in subsequent financings up to fifty percent of such financing.
•

Liquidation Provision: In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series D Preferred stockholder receives an amount per share equal to the Series D Conversion Price, subject to down-round adjustment, multiplied by the as-if converted share amount. If upon the liquidation, the assets are insufficient to permit payments to the Series C and Series D holders, all assets legally available will be distributed to the Series B Preferred stockholders and then any remaining amount is distributed on a pro rata basis among the Series C and Series D holders in proportion to the full amounts they would otherwise be entitled to receive. Any remaining assets are distributed pro rata among the common stockholders.

The Series D stock had a liquidation preference over common stock. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, Series D Preferred stockholders would have received an amount per share equal to the conversion price of $0.10, subject to down-round adjustment, multiplied by the as-if converted share amount of 2,000,000 common shares, totaling $200,000 as of December 31, 2017.

The Company also considered the classification of the Series D Preferred Stock Agreement, the Series D Preferred Stock was considered contingently redeemable and as a result, was classified as mezzanine equity in the Company’s balance sheet because the Most Favored Nation provision is a redemption feature that is outside the control of the Company.

At the date of the financing, because the effective conversion rate of the preferred stock was less than the market value of the Company’s common stock, a beneficial conversion feature of $536,000 was recorded as a discount to the preferred stock and an increase to additional paid in capital. Because the preferred stock is perpetual, in January 2017, the Company fully amortized the discount related to the beneficial conversion feature on the deemed dividend in the consolidated statement of operations.

For the year ended December 31, 2018, 200 shares of Series D Preferred stock with an effective conversion price of $0.10 were converted at a rate of 10,000:1, resulting in the issuance of 2,000,000 shares of common stock.

For the year ended December 31, 2017, 1,000 shares of Series D Preferred stock with an effective conversion price of $0.25 were converted at a rate of 4000:1, resulting in the issuance of 4,000,000 shares of common stock.

Convertible Series F Preferred Stock:

In November 2017, the Company sold 2,000 shares of Series F convertible preferred stock with a purchase price of $1,000 per share for gross proceeds of $2,000,000 to a healthcare fund under the Series F Preferred Stock Agreement. Each share of Series F Preferred Stock was initially convertible into 6,666.67 shares and had an initial conversion price of $0.15 per common share. On December 28, 2017, as a result of entering into a Secured Convertible Promissory Note (See Note 4), the conversion price of the Series F Preferred Stock was reset to $0.10. As part of the terms of the Series F Preferred Stock Agreement, the Company entered into a Registration Rights Agreement with the purchaser to file a registration statement to register for resale the shares of common stock underlying the preferred shares within 30 days following the closing of the agreement. Each share of Series F Preferred Stock was convertible into common stock at any time at the election of the investor. The terms of the Series F Convertible Preferred Stock were as follows:

•	Dividends: Except for stock dividends or other distributions payable in shares of common stock, for which adjustments are to be made to the conversion price, as described below, the stockholder was entitled to receive dividends on preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends actually paid on shares of the common stock. No other dividends were payable on the preferred stock.
•	Conversion: The preferred stock was convertible at any time, at the option of the holder, into shares of common stock at the effective conversion price per share (“Series F Conversion Price”). The Series F Conversion Price was adjustable for customary structural changes such as stock splits or stock dividends. In the event that the Company entered into a merger, consolidation or transaction of a similar effect, the Series F stockholder would have been entitled to receive, upon conversion of the preferred stock, the number of shares of common stock of the successor or acquiring corporation of the Company, if it is the surviving corporation, and any additional consideration that would have been received by a holder of the number of shares of common stock into which the preferred stock is convertible immediately prior to such event.
•	Down-Round Protection: The Series F Conversion Price was also subject to “down-round” anti-dilution adjustment which means that if the Company sold common stock or common stock equivalents at a price below the Series F Conversion Price, the Series F Conversion Price was reduced to an amount equal to the issuance price of such additional shares of common stock or common stock equivalents.
•	Voting Rights: Except as required by law, the Series F Preferred Stock did not have voting rights.
•	Discretionary Redemption Provision: If there was a subsequent transaction that resulted in a change in control, the Series F stockholder may have required the Company to redeem the shares for the sum of 150% of the aggregate stated valued of the Series F Shares and all liquidated damages. However, if net proceeds from the triggering transaction are less than $6 million then the redemption amount shall equal 50% of the total proceeds of such transaction.
•	Participation Rights: For an eighteen-month period from the date of the financing, the Series F investors had the right to participate in subsequent financings up to fifty percent of such financing.
•	Liquidation Provision: In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the Series F stockholder had no liquidation preference.

Subject to certain trigger events occurring, the Series F Preferred stockholders had the right to force the Company to redeem the shares of preferred stock at a price per preferred share equal to the greater of (A) 130% of the conversion amount and (B) the product of (1) the conversion rate in effect at such time and (2) the greatest closing sale price of the Common Stock during the period beginning on the date immediately preceding such triggering event and ending on the date such holder delivers the notice of redemption. Such triggering events included:

•	Failure of the Series F Registration Statement to be declared effective by the Securities and Exchange Commission, or the SEC, on or prior to the date that is one hundred and eighty (180) days after the Effectiveness Deadline;
•	Suspension of the Company’s common stock from trading for a period of five (5) consecutive trading days;
•	Failure of the Company to deliver all the shares of the common stock or make the appropriate cash payments in a timely manner upon conversion of the Series F Preferred;
•	Any default of indebtedness;
•	Any filing of voluntary or involuntary bankruptcy by the Company;
•	A final judgment in excess of $100,000 rendered against the Company;
•	Breach of representations and warranties in the Stock Purchase Agreement;
•	Failure to comply with the Series F Certificate of Designation or Rule 144 requirements; and
•	A change in control that would result in the holder exercising its put option (discussed in Note 3).

As certain of these triggering events are considered to be outside the control of the Company, the Series F Preferred Stock was considered to be contingently redeemable and as a result, was classified as mezzanine equity in the Company’s balance sheet.

At the date of the financing, because the conversion of the preferred stock was contingent upon certain events, the conversion feature was not beneficial.

In addition, on December 28, 2017, as a result of entering into a Secured Convertible Promissory Note which resulted in the adjustment of the conversion price to $0.10, a beneficial conversion feature of $333,333 has been recorded as a discount to the preferred stock and an increase to additional paid in capital. Because the preferred stock was perpetual, in December 2017, the Company fully amortized the discount related to the beneficial conversion feature on the deemed dividend in the consolidated statement of operations.

For the year ended December 31, 2018, 2,000 shares of Series F Preferred stock with an effective conversion price of $0.10 were converted at a rate of 10,000:1, resulting in the issuance of 20,000,000 shares of common stock.

6. Stock-Based Compensation

Stock Incentive Plan

On October 31, 2014, after the closing of the Merger, our Board of Directors approved the 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan initially reserved 3,200,000 shares for future grants and on October 16, 2018, the Company increased the share reserve under the 2014 Plan to equal 10% of the number of issued and outstanding shares of common stock of the Company. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of December 31, 2018, the shares available for future grant under the 2014 Plan as follows:

Shares Available for Grant
Available as of December 31, 2017	870,000
Share pool increase	10,190,774
Forfeited	427,000
Expired	48,000
Granted	(2,393,501)
Available as of December 31, 2018	9,142,273

Stock Options

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

Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares issued generally vest over a period of one to five years from the date of grant.

The following is a summary of option activity under the Company’s 2014 Plan for the year ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2017	1,130,000	$0.60	6.89

Granted	1,750,000	0.30
Expired	(48,000)	2.57
Forfeited	(427,000)	0.66
Outstanding, December 31, 2018	2,405,000	$0.33	8.71	$182,000
Exercisable, December 31, 2018	859,417	$0.37	7.39	$36,458
Vested and Expected to Vest, December 31, 2018	2,405,000	$0.33	8.71	$182,000

*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2018 for those stock options for which the quoted market price was in excess of the exercise price (“in-the-money options”).

The weighted-average fair value of stock options granted for the year ended December 31, 2018 was $0.30. There were no stock option grants to employees during the year ended December 31, 2017 and no options were granted to non-employees during the years ended December 31, 2018 and 2017.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

Year Ended December 31, 2018
Dividend Yield	–
Risk-free interest rate	3.06 – 3.1%
Expected term (in years)	5.27-5.58
Volatility	70-93.6%

Restricted Stock Awards

The following is a summary of RSA activity under the Company’s 2014 Plan for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2017	1,050,000	$0.75

Granted	643,501	0.26
Released	(1,050,000)	0.75
Unvested, December 31, 2018	643,501	$0.26

On February 28, 2018, in conjunction with the signing of the K2C separation agreement discussed in Note 11 below, Mr. Lykos’ RSA’s amounting to 325,000 shares vested immediately resulting in a Type III award modification and a credit to stock compensation of $98,042 for the year ended December 31, 2018 due to a lower fair value of those shares as of the modification date.

On May 25, 2018, in conjunction with the signing of her separation agreement, the former Nemus CFO, Ms. Elizabeth Berecz’s RSA’s amounting to 350,000 shares vested immediately resulting in a Type III award modification and a credit to stock compensation of $97,183 for the year ended December 31, 2018 due to a lower fair value of those shares as of the modification date as compared to the fair value immediately prior to acceleration.

Awards Granted Outside the 2014 Plan

Options

On May 25, 2018, the Company entered into Stock Option Agreement with Douglas Cesario, CFO, granting 1,195,073 stock options with an exercise price equal to $0.245 and a grant date fair value of $200,772 or $0.26 per share based on the following assumptions estimated on the date of grant using the Black-Scholes option pricing model:

At Issuance
Dividend Yield	–
Risk-free interest rate	2.79%
Expected term (in years)	5.54
Volatility	70%

The options vested 25% on July 23, 2018, and the remaining 75% will vest 1/33 on each of the next 33 months thereafter. Options will fully vest upon a Triggering Event, including a Sale of the Company or a Merger that results in a change of control. At December 31, 2018, these options have a remaining contractual life of 9.57 years. At December 31, 2018, 434,572 options are exercisable and have an aggregate intrinsic value of $67,359. At December 31, 2018, 1,195,073 options are vested and are expected to vest and have an aggregate intrinsic value of $185,236.

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

On February 28, 2018, in conjunction with the signing of the K2C separation agreement discussed in Note 10 below, Mr. Lykos’ Restricted stock awards amounting to 900,000 shares became immediately vested resulting in a Type III award modification and stock compensation expense of $216,000 for the year ended December 31, 2018, due to an increase in the fair value of the award immediately before and after the modification date.

On May 25, 2018, in conjunction with the signing of her separation agreement discussed above, the former Nemus CFO, Ms. Elizabeth Berecz’s Restricted stock awards amounting to 700,000 shares became immediately vested resulting in the recording of compensation expense of $184,800 for the year ended December 31, 2018, due to an increase in the fair value of the award immediately before and after the modification date.

The following is a summary of RSA activity outside of the Company’s 2014 Plan for the year ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2017	-	$-

Granted	2,500,000	0.19
Released	(1,600,000)	0.19
Unvested, December 31, 2018	900,000	$0.19

Stock-Based Compensation Expense

The Company recognizes compensation expense using the straight-line method over the requisite service period. For the years ended December 31, 2018 and 2017, the Company recognized stock-based compensation expense of $674,961 and $608,676, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the Consolidated Statements of Operations and Comprehensive Loss. The total amount of unrecognized compensation cost was $748,616 as of December 31, 2018. This amount will be recognized over a weighted average period of 1.43 years.

7. Net Loss Per Share of Common Stock

The following table is a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Net loss	$(19,194,236)	$(4,138,298)
Weighted average common shares outstanding – basic and diluted	121,154,334	27,906,090
Net loss per share – basic and diluted	$(0.16)	$(0.11)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2018	2017
Stock options	3,600,073	1,130,000
Unvested restricted stock	1,543,501	1,050,000
Common shares underlying convertible debt	5,000,000	4,000,000
Common shares underlying convertible preferred stock	-	50,335,500
Warrants	53,130,750	11,649,500

8. Income Taxes

Under the FASB’s accounting guidance related to income tax positions, among other things, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the guidance provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company had no accrual for interest or penalties on the Company’s Balance Sheets at December 31, 2018 and 2017, and has not recognized interest and/or penalties in the statements of operations for the years ended December 31, 2018 or 2017.

The Company is subject to taxation in the United States and California. The Company’s tax years for 2015 (federal) and 2014 (California) and forward are subject to examination by the United States and California tax authorities.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”). The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and business. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. As a result of the rate reduction, the Company has reduced the deferred tax asset balance as of December 31, 2017 by $1,831,610. As a result of the full valuation allowance on the net deferred tax assets, there was a corresponding adjustment to the valuation allowance for this same amount. Therefore, there is no impact on the Company’s net loss and comprehensive loss for the year ended December 31, 2017 due to the law change.

The SEC has issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that there is no deferred tax benefit or expense with respect to the re-measurement of certain deferred tax assets and liabilities due to the full valuation allowance against net deferred tax assets. We have completed our analysis of the Act’s income tax effects.

At December 31, 2018, the Company had federal and California net operating loss carry forwards (‘NOLs’) aggregating $18,242,333 and $18,236,157 respectively, which, if not used, it will begin to expire from 2035.

Utilization of the domestic net operating loss (NOL) will be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOL carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code, results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the NOL carryforwards are subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL credit carryforwards before utilization. However, due to the existence of the valuation allowance for deferred tax assets, any potential change in ownership will not impact the Company’s effective tax rate.

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred income tax assets are as follows:

	As of December 31,
Current deferred tax assets/(liabilities):	2018	2017
State taxes	$345	$336
Capitalized research and development costs	10,327	22,717
Other	187,377	295,265
Net operating loss	5,104,432	3,697,169
Gross deferred tax assets	5,302,481	4,015,487
Valuation allowance	(5,302,481)	(4,015,487)
Total deferred tax assets	$-	$-

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2018 and 2017, due to the following:

	As of December 31,
	2018	2017
Expected income tax benefit at federal statutory tax rate	$(4,030,454)	$(1,082,444)
State income taxes, net of federal benefit	(319,816)	(208,619)
Change in fair value of Warrant	2,869,116	(268,519)
Change in valuation allowance	1,286,995	(344,321)
Stock Compensation	67,966	73,881
Other Perm Difference	127,835	12
Tax Cuts and Jobs Act	-	1,831,610
Provision for Income Taxes	$1,642	$1,600

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2018. As a result of this valuation allowance, there are no income tax benefits reflected in the accompanying statement of operations to offset pre-tax losses.

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

UM 5050 Pro-Drug Agreements

On September 29, 2014, the Company executed three license agreements with UM pursuant to which UM granted the Company exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 5050, a pro-drug formulation of tetrahydrocannabinol, or THC for products administered through each of ocular, oral or rectal delivery. Nemus has decided to initially focus UM 5050 product development on developing ocular medicines for the treatment of ophthalmic-related diseases of the eye. In July 2018, the Company notified UM that it will renew the license for UM 5050 related to ocular delivery of the prodrug of THC. The license agreement for ocular delivery contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date and this amount was paid in September 2018. The aggregate milestone payments under the license agreement, if all of the milestones are achieved, is $700,000 The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days written notice by the Company to UM.

On October 15, 2014, the Company signed a renewable option agreement for the rights to explore other routes of delivery of UM 5050 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company has been working with UM to establish new agreements derived from this option agreement and let the other routes of administration option expire.

UM 8930 Analog Agreements

On December 14, 2015, the Company executed two license agreements with UM pursuant to which UM granted us exclusive, perpetual, worldwide licenses, including the right to sublicense, to intellectual property related to UM 8930, an analog formulation of CBD, for products administered through each of ocular or rectal delivery. In July 2018, the Company renewed the ocular delivery license. The license agreement for ocular delivery contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date and this amount was paid in December 2018. The aggregate milestone payments under the license agreement, if all of the milestones are achieved, is $700,000. The license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under license. The license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

On December 14, 2015, the Company signed a renewable option agreement for the rights to explore other routes of delivery of UM 8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company has been working with UM to establish new licenses derived from this option agreement and let the other routes of administration option expire.

UM 5070 License Agreement

On January 10, 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (MRSA). The license agreement contains certain milestone payments, royalty and sublicensing fees, as defined therein. There is an annual fee of $25,000, payable on the anniversary of the effective date and this amount was paid in January 2018 and January 2019. The aggregate milestone payment under the license agreement, if all of the milestones are achieved, is $700,000. This license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under the license. This license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

UM Research Agreement

In August 2018, we entered into a research agreement with UM to conduct an animal study in normotensive animals to assess the use of NB1111, the prodrug of THC, using nanoemulsion delivery of the Company’s proprietary molecule when compared to a prostaglandin standard of care. Safety data will also be collected. The original term of the Research Agreement was through January 31, 2019. In February 2019 the term of the research agreement was extended through May 31, 2019. The agreement may be terminated for convenience or cause by either party at any time without penalty. The aggregate amount of payments due by the Company under the contract for services rendered by UM is up to $155,156. Upon cancellation, the Company is responsible for paying any amounts incurred by UM in connection with the services through the termination date.

AMRI Agreement

On July 31, 2018, the Company entered into a letter agreement with Albany Molecular Research Inc., or AMRI, pursuant to which AMRI is to provide services to the Company for process development and analytical method development and qualification for the Company’s prodrug of tetrahydrocannabinol, or THC, as well as for sample production and a stability study.

Pursuant to the terms of the agreement, the Company will pay an estimated $64,200 in fees and expenses for the initial evaluation and development of a process for the production of the Company’s pro-drug of THC to ensure reproducibility, quality and safety. In December 2018, we entered into an agreement with AMRI to extend the initial process development phase for the production of our prodrug of by approximately two months and to pay up to an incremental $71,800 for this phase. After the initial evaluation, the Company has agreed to pay additional fees and expenses for manufacturing and sample production of our prodrug of THC and a stability study, as well as possible extensions or modification of the aforementioned projects.

We may at any time cancel or delay any project under the agreement prior to the scheduled start date, provided that we must reimburse AMRI for costs incurred prior to and including the date of cancellation, plus any reasonable and foreseeable costs associated with stopping work on any project, including AMRI’s loss of revenue incurred as a result of reserving production facilities for our exclusive use. We may terminate the agreement in whole or in part at any time upon 30 days’ written notice to AMRI. Either party may terminate the agreement in writing in the event of default by the other party which is not cured within 30 days of receipt of notice of default for the following events of default: (i) insolvency of such party, (ii) any assignment for the benefit of creditors of such party, (iii) voluntary or involuntary filing of a petition, order or other decree in bankruptcy by or against such party, (iv) commencement of any proceeding for liquidation of, reorganization of, or the composition, extension, arrangement or readjustment of the obligations of such party, (v) failure by such party to comply with any provision of the agreement in any material respect, and (vi) proof that any representations made by such party were false when made.

Glauconix Agreement

In November 2018 we executed a master service agreement and a statement of work with Glauconix Biosciences, Inc. to research the mechanism of action of and IOP lowering ability of THC when exposed to the 3D-human trabecular meshwork tissue constructs (3D-HTMTM) using both healthy and diseased tissue constructs. The expected term of the study is approximately 12 weeks and may be terminated for convenience by Nemus with a minimum of 30 days written notice or by either party, if the other party breaches any material term or becomes insolvent. If termination is sought by either party, Nemus is responsible for all work performed (including any partially completed work based on percentage completion) and expenses incurred through the date of termination. The aggregate amount of payments due by the Company under the contract for services rendered by Glauconix is $180,424.

10. Commitments and Contingencies

Legal Matters

General Litigation and Disputes

From time to time, in the normal course of our operations, we may be a party to litigation and other dispute matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on our operations or our financial position, liquidity or results of operations. As of December 31, 2018, there were no pending or threatened lawsuits or claims that could reasonably be expected to have a material effect on the Company’s financial position or results of operations, but the Company has filed a petition commencing arbitration as described below.

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

On November 8, 2017, the Company filed a petition commencing arbitration against the purchaser and guarantor as well as other related individuals. In the petition, the Company asserts, among other things, breach of contract against the purchaser for its failure to close its purchase of Series E Preferred Stock as required by the securities purchase agreement. The Company also asserts a breach of contract claim against the guarantor for its failure to honor its guarantee of the transaction. The petition was filed with Judicial Arbitration and Mediation Services, Inc., ENDISPUTE in Orange County, California, as required by the securities purchase agreement. The Company has engaged its legal counsel in the matter on a contingent-fee basis, other than costs, but that firm has subsequently decided to not proceed with the case. The Company is currently assessing its intent to continue pursue damages and remedies in connection with these agreements.

Government Proceedings

Like other companies in the pharmaceutical industry, we are subject to extensive regulation by national, state and local government agencies in the United States. As a result, interaction with government agencies occurs in the normal course of our operations. It is possible that criminal charges and substantial fines and/or civil penalties or damages could result from any government investigation or proceeding. As of December 31, 2018, the Company had no proceedings or inquiries.

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

Leases

On September 1, 2014, the Company signed an operating lease for laboratory and office space at the Innovation Hub, Insight Park located on the UM campus. The lease term commenced on October 1, 2014 and expired on December 31, 2017. There is annual escalating rent provisions and two months of free rent in the agreement. The total cash payments were straight-lined over the life of the lease and the monthly amount charged to rent expense was $9,267. Upon expiration, the Company did not renew the laboratory lease but has retained office space under a month-to-month agreement at the rate of $300 per month.

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

Total net rent expense related to our operating leases for the years ended December 31, 2018 and 2017 was $43,102 and $253,437, respectively. There are no future minimum payments under non-cancellable operating leases.

11. Related Party Matters

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

In February 2018, the Company entered into a separation and release agreement with K2C, which provided for a lump sum payment of $180,000 and the immediate vesting of 900,000 shares of restricted common stock granted on January 18, 2018, 325,000 shares of restricted common stock granted on October 20, 2015, and 125,000 options granted on November 21, 2014, in exchange for a release of claims and certain other agreements. For the year ended December 31, 2018, the Company recognized additional stock-based compensation expense of $112,270 for these restricted stock and option awards.

For the years ended December 31, 2018 and 2017, total expense incurred under this agreement was $220,000 (including the previously discussed lump sum payment) and $210,000 respectively. Under the separation agreement, Mr. Lykos was allowed to participate in the Company’s health, death and disability insurance plans for six months subsequent to K2C’s separation.

Emerald Health Sciences

On February 1, 2018, the Company entered into an Independent Contractor Agreement with Emerald, pursuant to which Emerald agreed to provide such services as are mutually agreed between the Company and Emerald, including reimbursement for reasonable expenses incurred in the performance of the Independent Contractor Agreement. These services can include, but are not limited to, corporate advisory services and technical expertise in the areas of business development, marketing, investor relations, information technology and product development. The Independent Contractor Agreement has an initial term of ten years and specifies compensation which is agreed upon between the Company’s chief executive officer and Emerald’s Chairman, CEO and President on a month-to-month basis. The fee due under this agreement is payable on a monthly basis, however, if the Company is unable to make payments due to insufficient funds, then interest on the outstanding balance will accrued at a rate of 12% per annum, calculated semi-annually. Under this agreement, for the year ended December 31, 2018, the Company incurred expenses of $550,000.

On February 6, 2018, the Company entered into a Consulting Agreement with Dr. Avtar Dhillon, the Chairman, Chief Executive Officer and President of Emerald. The services under the Consulting Agreement included, corporate finance and strategic business advisory. The Consulting Agreement had an initial term of one year and was renewable automatically unless terminated by either party. The agreement specified an annual fee of $60,000 payable semi-monthly in installments and included reimbursement for reasonable expenses incurred in the performance of the services. The contractor was also entitled to a discretionary annual bonus, payable 120 days after each fiscal year end, to be determined by the Board upon its annual review. Under this agreement, for the year ended December 31, 2018, the Company incurred $45,000. The Consulting Agreement was canceled on October 5, 2018 in connection with the Company’s entry into the Credit Agreement with Emerald (Note 4), and Dr. Avtar Dhillon was appointed as the Executive Chairman of the Company’s Board of Directors.

12. Subsequent Events

Pharmaceuticals International, Inc. Agreement

In January 2019 we executed an agreement with Pharmaceuticals International, Inc. (“Pii”) to conduct studies to determine options for producing a sterile dosage form which can be dosed in humans in a phase I study. Pii will focus efforts on an immediate release formulation and will conduct appropriate formulation studies to determine processing options and formulations which can either be sterile filtered, radiated or terminally sterilized. Pursuant to the terms of the agreement, the Company will pay an estimated $72,500 to initiate the project. After the initial evaluation, the Company has agreed to pay additional fees and expenses upon completion of certain milestones.

Nemus may terminate this Agreement at any time and for any reason at the sole discretion upon thirty days advance written notice to Pii. Upon such termination, Nemus shall pay all costs incurred by Pii for work performed prior to the effective date of termination, provided Pii provides written evidence that such costs have been incurred and such work performed. Either party may terminate this Agreement if the other party is in default of any of its material obligations set forth herein, and such breach is not cured within 60 days, which time period shall be reduced to thirty days for any default of any monetary obligation, after the breaching party’s receipt of a written notice from the nonbreaching party that describes such breach in reasonable detail.

RRD International Agreement

In January 2019 we entered into work orders #2 and #3 with RRD International, LLC (“RRD”) which relate to the Master Services Agreement dated March 10, 2016. Under the terms of these additional work orders, RRD shall provide strategic 505(b)(2) regulatory planning, prepare a Pre-IND (“PIND”) meeting information package and set up and attend a PIND meeting with the FDA. The term of the work order shall continue until the earlier of April 30, 2019 or the date upon which the services are complete unless this Work Order is terminated by the Parties. The aggregate amount of payments due by the Company under the contract is $78,680 plus an estimated $22,000 of pass through expenses and consulting fees.

2nd Draw on Multi Draw Credit Facility

On February 1, 2019, the Company effected the second draw under the Credit Agreement in the amount of $2,000,000 and issued Emerald a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share, in accordance with the terms of the Credit Agreement.

Corporate Name Change

At the Board of Director meeting held on February 4, 2019 it was unanimously approved to proceed with changing the Company’s name from Nemus Bioscience, Inc. to Emerald Bioscience, Inc. The amendment to the Company’s articles of incorporation will be effective upon the filing of a Certificate of Amendment with the Nevada Secretary of State, which is expected to occur on or about March 25, 2019.

Noramco Agreement

In February 2019, we entered into a master development and clinical supply agreement with Noramco, Inc. (“Noramco”) to provide manufacturing and product development services for the Company’s analog formulation of cannabidiol (“CBD”). The Company will pay $146,386 upfront and additional payments will be made upon Noramco shipping of the active pharmaceutical ingredient to the Company.

Either party may terminate this Agreement immediately without further action if (i) the other party files a petition in bankruptcy, or enters into an agreement with its creditors, or applies for or consents to the appointment of a receiver, administrative receiver, trustee or administrator, or makes an assignment for the benefit of creditors, or suffers or permits the entry of any order adjudicating it to be bankrupt or insolvent and such order is not discharged within 30 days, or takes any equivalent or similar action in consequence of debt in any jurisdiction; or (ii) the other party materially breaches any of the provisions of this Agreement, and such breach is not cured within 45 days after the giving of written notice requiring the breach to be remedied; provided, that in the case of a failure of the Company to make payments in accordance with the terms of this Agreement, Noramco may terminate this Agreement if such payment breach is not cured within 30 days of receipt of notice of non-payment from Noramco. In addition, either Party may terminate this Agreement at any time upon four (4) months prior written notice to Noramco. In the event of termination, the Company shall pay Noramco for all Services performed up to the date of termination and all non-cancelable commitments made specifically in performance of the master development and clinical supply agreement.

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant, as amended (27)
3.2	Amendment to the Articles of Incorporation of the Registrant (28)
3.3	Bylaws of Registrant (1)
3.8	Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock filed with the Secretary of State of Nevada on August 19, 2015 (4)
4.1	Form of Warrants issued by Nemus to certain security holders to purchase an aggregate of 3,000,000 shares of commons stock (2)
4.2	Form of Warrants issued by Nemus to certain security holders to purchase an aggregate of 1,000,000 shares of commons stock (2)
4.3	Form of Common Stock Purchase Warrant to certain security holders to purchase shares of common stock (3)
4.4	Form of Warrant dated April 25, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 100,000 shares of common stock (4)
4.5	Form of Warrant dated April 29, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 90,000 shares of common stock (5)
4.6	Form of Warrant dated April 26, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 6,000 shares of common stock (5)
4.7	Form of Warrant dated June 8, 2015 issued by Nemus Bioscience, Inc. to holder to purchase 10,000 shares of common stock (6)
4.8	Form of Warrant to certain security holders to purchase shares of common stock (4)
4.9	Registration Rights Agreement, dated January 7, 2015, by and between Nemus Bioscience, Inc. and certain investors (7)
4.10*	Form of Warrant
10.1†	Nemus Bioscience, Inc. 2014 Omnibus Incentive Plan (2)
10.2†	Form of Stock Option Agreement under 2014 Omnibus Incentive Plan (2)
10.3	Memorandum of Understanding, dated July 31, 2013, between Nemus and University of Mississippi, National Center for Natural Products Research (2)

73

10.9**	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy (2)
10.10**	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy (2)
10.11**	License Agreement, dated September 29, 2014, between Nemus and the University of Mississippi, School of Pharmacy (2)
10.12	Lease Agreement dated September 1, 2014 between University of Mississippi Research Foundation, Inc. and Nemus (2)
10.13	Center Tower Lease dated October 13, 2014, by and between Nemus and Center Tower Associates LLC. (2)
10.17	Common Stock Purchase Agreement, dated January 7, 2015, by and between Nemus Bioscience, Inc. and certain investors (7)
10.19†	Form of Indemnification Agreement (8)
10.20†	Nemus Bioscience, Inc. Officer Change in Control Severance Plan (9)
10.21	Form of Registration Rights Agreement between Nemus Bioscience, Inc. and certain investors (4)
10.22†	Form of Restricted Stock Award Agreement under 2014 Omnibus Incentive Plan (10)
10.23**	License Agreement, dated December 14, 2015, between Nemus and the University of Mississippi, School of Pharmacy (11)
10.24**	License Agreement, dated December 14, 2015, between Nemus and the University of Mississippi, School of Pharmacy (11)
10.25**	Letter Agreement with Albany Molecular Research Inc. dated February 5, 2016 (12)
10.26	Form of Securities Purchase Agreement between Nemus Bioscience, Inc. and certain investors (13)
10.27	Form of Registration Rights Agreement between Nemus Bioscience, Inc. and certain investors (13)
10.28	Form of Lock-up Agreement between Nemus Bioscience, Inc. and certain shareholders (14)
10.29	Form of Securities Purchase Agreement between Nemus Bioscience, Inc. and certain investors (15)
10.30	Form of Registration Rights Agreement between Nemus Bioscience, Inc. and certain investors (15)
10.31	Form of Lock-up Agreement between Nemus Bioscience, Inc. and certain shareholders (16)
10.32**	License Agreement, dated January 10, 2017, between Nemus and the University of Mississippi, School of Pharmacy (17)
10.33	Securities Purchase Agreement, dated May 3, 2017, between Nemus Bioscience, Inc. and Schneider Finance LLC (18)
10.34	Financial Guarantee dated May 3, 2017 (19)
10.35	Form of Securities Purchase Agreement (20)
10.36	Form of Registration Rights Agreement (20)
10.37†	Form of Restricted Stock Agreement (21)
10.38	Securities Purchase Agreement (21)
10.39	Convertible Bridge Promissory Note (22)
10.40	Independent Contractor Termination Agreement and Release (23)
10.41*	Independent Contractor Agreement (23)
10.42†	Employment Agreement, dated May 25, 2018, between Nemus Bioscience, Inc. and Douglas Cesario (24)
10.43†	Stock Option Agreement, dated May 25, 2018, between Nemus Bioscience, Inc. and Douglas Cesario (24)
10.44**	Letter Agreement, dated July 31, 2018, by and between Nemus Bioscience, Inc. and Albany Molecular Research Inc. (25)
10.45	Multi-Draw Credit Agreement, dated October 5, 2018, by and between Nemus Bioscience, Inc. and Emerald Health Sciences, Inc. (26)
10.46	Registration Rights Agreement, dated October 5, 2018, by and between Nemus Bioscience, Inc. and Emerald Health Sciences, Inc. (26)
10.47†	Amendment No. 1 to 2014 Omnibus Incentive Plan (26)
10.48**	Master Development and Clinical Supply Agreement, dated February 26, 2019, by and between Nemus Bioscience, Inc. and Noramco, Inc. (29)

74

21.1	Subsidiaries of the Registrant (2)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1***	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins††	Instance Document
101.sch††	XBRL Taxonomy Schema Document
101.cal††	XBRL Taxonomy Calculation Linkbase Document
101.def††	XBRL Taxonomy Definition Linkbase Document
101.lab††	XBRL Taxonomy Label Linkbase Document
101.pre††	XBRL Taxonomy Presentation Linkbase Document
_______________
(1)	Included as exhibit to our Registration Statement on Form S-1 filed on January 30, 2013
(2)	Included as exhibit to our Current Report on Form 8-K filed on November 3, 2014.
(3)	Included as exhibit to our Current Report on Form 8-K filed April 7, 2015.
(4)	Included as exhibit to our Current Report on Form 8-K filed August 20, 2015.
(5)	Included as exhibit to our Quarterly Report on Form 10-Q filed May 13, 2015
(6)	Included as exhibit to our Quarterly Report on Form 10-Q filed August 14, 2015
(7)	Included as exhibit to our Current Report on Form 8-K filed on January 9, 2015.
(8)	Included as exhibit to our Current Report on Form 8-K filed on January 12, 2015.
(9)	Included as exhibit to our Current Report on Form 8-K filed on February 27, 2015.
(10)	Included as exhibit to our Current Report on Form 8-K filed on October 22, 2015.
(11)	Included as exhibit to our Current Report on Form 8-K filed on December 18, 2015.
(12)	Included as exhibit to our Annual Report on Form 10-K filed on March 21, 2016.
(13)	Included as exhibit to our Current Report on Form 8-K filed on October 26, 2016
(14)	Included as exhibit to our Current Report on Form 8-K filed on October 27, 2016.
(15)	Included as exhibit to our Current Report on Form 8-K filed on December 29, 2016.
(16)	Included as exhibit to our Current Report on Form 8-K filed on January 10, 2017.
(17)	Included as exhibit to our Current Report on Form 8-K/A filed on January 20, 2017.
(18)	Included as exhibit to our Current Report on Form 8-K filed on May 4, 2017.
(19)	Included as exhibit to our Current Report on Form 8-K filed on July 11, 2017.
(20)	Included as exhibit to our Current Report on Form 8-K filed on November 2, 2017.
(21)	Included as exhibit to our Current Report on Form 8-K filed on January 22, 2018.
(22)	Included as exhibit to our Current Report on Form 8-K filed on January 3, 2018.
(23)	Included as exhibit to our Annual Report on Form 10-K filed on March 19, 2018.
(24)	Included as exhibit to our Current Report on Form 8-K filed on June 1, 2018.
(25)	Included as exhibit to our Current Report on Form 8-K filed on August 1, 2018.
(26)	Included as exhibit to our Current Report on Form 8-K filed on October 12, 2018.
(27)	Included as exhibit to our Quarterly Report on Form 10-Q filed on November 14, 2018.
(28)	Included as exhibit to our Current Report on Form 8-K filed on November 16, 2018.
(29)	Included as exhibit to our Current Report on Form 8-K filed on March 4, 2019.
*	Filed Herewith
**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
***	Furnished Herewith
†	Management contract or compensatory plan or arrangement.
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

75

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nemus Bioscience, Inc. a Nevada corporation

March 14, 2019	By:	/s/ Brian S. Murphy
Brian S. Murphy
	Its:	Chief Executive Officer, Chief Medical Officer, Director
(Principal Executive Officer)

March 14, 2019	By:	/s/ Doug Cesario
Doug Cesario
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Brian S. Murphy	March 14, 2019
Brian S. Murphy
Its:	Chief Executive Officer, Chief Medical Officer, Director
(Principal Executive Officer)

By:	/s/ Doug Cesario	March 14, 2019
Doug Cesario
Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Punit Dhillon	March 14, 2019
Punit Dhillon
Its:	Director

By:	/s/ Jim Heppell	March 14, 2019
Jim Heppell
Its:	Director

By:	/s/ Avtar Dhillon	March 14, 2019
Avtar Dhillon
Its:	Chairman

76