Form 10-Q
period 2019-03-31
Emerald Bioscience, Inc.
filed 2019-05-10
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55136

Emerald Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0692882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 North Marina Drive, Long Beach, CA 90803
(Address of principal executive offices) (Zip Code)

(949) 336-3443
(Registrant’s telephone number, including area code)

Nemus Bioscience, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	EMBI	OTCQB

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

As of May 8, 2019, there were 134,020,247 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERALD BIOSCIENCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)	(Note 1)
Current assets
Cash and cash equivalents	$4,412,952	$1,853,373
Restricted cash	4,512	4,512
Prepaid expenses	301,812	93,193
Other current assets	2,609	2,609
Total current assets	4,721,885	1,953,687

Property and equipment, net	3,079	3,445
Total assets	$4,724,964	$1,957,132

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$168,281	$15,597
Accrued payroll and related expenses	56,663	66,213
Accrued expenses	154,932	118,248
Derivative liabilities	28,331,673	15,738,913
Total current liabilities	28,711,549	15,938,971

Noncurrent liabilities
Convertible multi-draw credit agreement - related party, net of discount	2,914,237	1,360,960
Derivative liabilities, non-current	963,369	219,453
Total liabilities	32,589,155	17,519,384

Commitments and contingencies	-	-

Stockholders’ deficit
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding at March 31, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 133,907,747 issued and outstanding at March 31, 2019 and December 31, 2018	133,908	133,908
Additional paid-in-capital	17,987,299	16,230,956
Warrants	2,014,101	1,297,991
Accumulated deficit	(47,999,499)	(33,225,107)
Total stockholders’ deficit	(27,864,191)	(15,562,252)
Total liabilities and stockholders’ deficit	$4,724,964	$1,957,132

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Operating expenses
Research and development	$320,986	$25,000
General and administrative	1,194,081	1,226,361
Total operating expenses	1,515,067	1,251,361

Operating loss	(1,515,067)	(1,251,361)

Other expense (income)
Change in fair value of derivative liabilities	12,820,618	(977,493)
Fair value of derivative liabilities in excess of proceeds	322,644	7,174,634
Financing transaction costs	-	137,191
Loss on extinguishment of secured convertible promissory note - related party	-	590,392
Interest expense	116,063	37,708

Net loss and comprehensive loss	$(14,774,392)	$(8,213,793)

Basic and diluted net loss per common share	$(0.11)	$(0.09)
Weighted average shares of common stock outstanding: basic and diluted	132,729,246	88,632,979

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(14,774,392)	$(8,213,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	366	331
Stock-based compensation expense	171,493	229,609
Change in fair value of derivative liabilities	12,820,618	(977,493)
Fair value of derivative liabilities in excess of proceeds	322,644	7,174,634
Loss on extinguishment of secured convertible promissory note - related party	-	590,392
Amortization of debt discount	56,952	34,608
Changes in assets and liabilities:
Prepaid expenses	(208,619)	85,111
Accounts payable	152,684	(2,164)
Accounts payable to related party	-	100,000
Accrued payroll and related expenses	(9,550)	(8,808)
Accrued expenses	36,684	(65,589)
Net cash used in operating activities	(1,431,120)	(1,053,162)

Cash flows from investing activities:
Purchases of property and equipment	-	(1,059)
Net cash used in investing activities	-	(1,059)
Cash flows from financing activities:

Proceeds from Common stock issuance, net of $9,122 issuance costs	-	3,240,878
Proceeds from Series B warrant exercises	-	98,700
Proceeds from secured convertible promissory note - related party	-	400,000
Proceeds from convertible multi-draw credit agreement, net of $9,301 issuance costs	3,990,699	-
Net cash provided by financing activities	3,990,699	3,739,578

Net increase in cash, cash equivalents and restricted cash	2,559,579	2,685,357

Cash, cash equivalents and restricted cash, beginning of period	$1,857,885	$264,383

Cash, cash equivalents and restricted cash, end of period	$4,417,464	$2,949,740

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,412,952	$2,945,312
Restricted cash	4,512	4,428

Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$4,417,464	$2,949,740

Cash paid during the period for:
Interest	$59,111	$-
Income taxes	-	-

Supplemental disclosures of non-cash financing activities:
Conversion of outstanding preferred stock into common stock	$-	$1,947,227
Conversion of outstanding preferred stock subject to redemption into common stock	-	828,916
Reclassification of warrant liabilities to equity from exercise of warrants	-	1,223,991
Fair value of common stock issued in extinguishment of convertible debt	-	1,710,000
Fair value of warrants issued in connection with financings		10,424,634
Proceeds allocated to equity classified warrants issued with convertible multi-draw credit agreement	716,110	-
Fair value of compound derivative liability bifurcated from convertible multi-draw credit agreement	193,414	-
Beneficial conversion feature on convertible multi-draw credit agreement	1,584,850	-

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(UNAUDITED)

	Convertible		Convertible		Redeemable Convertible		Stockholders' Deficit
	Series F Preferred Stock		Series D Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Total Stockholders
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Warrants	Deficit	Deficit
Balance, January 1, 2018	2,000	$1,777,781	200	$169,447	2,833.55	$822,201	33,622,829	$33,623	$9,444,831	$982,911	$(14,030,871)	$(3,569,506)

Stock based compensation expense	-	-	-	-	-	-	2,500,000	2,500	227,109	-	-	229,609

Issuance of common stock net of issuance costs of $16,900	-	-	-	-	-	-	32,500,000	32,500	(32,500)	-	-	-

Conversion of Series B Preferred Stock and conversion liability into common stock at $0.10 and $0.001 per share	-	-	-	-	(2,833.55)	(822,201)	28,385,000	28,385	800,530	-	-	828,915

Conversion of Series D Preferred Stock to common stock at $0.10 per share	-	-	(200)	(169,447)	-	-	2,000,000	2,000	167,447	-	-	169,447

Conversion of Series F Preferred Stock to common stock at $0.10 per share	(2,000)	(1,777,781)	-	-	-	-	20,000,000	20,000	1,757,781	-	-	1,777,781

Conversion of secured convertible promissory note - related party and accrued interest	-	-	-	-	-	-	9,000,000	9,000	1,691,878	-	-	1,700,878

Series B warrant exercises	-	-	-	-	-	-	4,406,250	4,406	1,318,284	-	-	1,322,690

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	-	-	-	(8,213,793)	(8,213,793)
Balance, March 31, 2018	-	$-	-	$-	-	$-	132,414,079	$132,414	$15,375,360	$982,911	$(22,244,664)	$(5,753,979)

	Convertible		Convertible		Redeemable Convertible		Stockholders' Deficit
	Series F Preferred Stock		Series D Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In		Accumulated	Total Stockholders
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Warrants	Deficit	Deficit
Balance, January 1, 2019	-	$-	-	$-	-	$-	133,907,747	$133,908	$16,230,956	$1,297,991	$(33,225,107)	$(15,562,252)

Stock based compensation expense	-	-	-	-	-	-	-	-	171,493	-	-	171,493

Warrants issued in connection with convertible multi-draw credit agreement, related party	-	-	-	-	-	-	-	-	-	716,110	-	716,110

Beneficial conversion feature in connection with convertible multi-draw credit agreement - related party	-	-	-	-	-	-	-	-	1,584,850	-	-	1,584,850

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	-	(14,774,392)	(14,774,392)
Balance, March 31, 2019	-	$-	-	$-	-	$-	133,907,747	$133,908	$17,987,299	$2,014,101	$(47,999,499)	$(27,864,191)

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Operations and Business Activities

Nature of Operations

Emerald Bioscience, Inc. (the “Company”) was initially incorporated in Nevada on March 16, 2011 as Load Guard Logistics, Inc. On October 31, 2014, the Company closed a reverse merger transaction (the “Merger”) pursuant to which Nemus, a California corporation (“Nemus Sub”), became the Company’s wholly-owned subsidiary, and the Company assumed the operations of Nemus Sub. Nemus Sub was incorporated in the State of California on July 17, 2012. On November 3, 2014, the Company changed its name to Nemus Bioscience, Inc. by merging with Nemus Sub.

On February 11, 2019, the Company’s Board of Directors (the “Board”) and majority stockholder unanimously approved an amendment to the Company’s articles of incorporation to change the name of the Company to Emerald Bioscience, Inc. Effective March 25, 2019, we filed a Certificate of Amendment with the Nevada Secretary of State changing the Company’s name to Emerald Bioscience, Inc.

Emerald Bioscience, Inc. is a biopharmaceutical company located in Long Beach, California that plans to research, develop and commercialize therapeutics derived from cannabinoids through a number of license agreements with the University of Mississippi (“UM”). UM is the only entity federally permitted and licensed to cultivate cannabis for research purposes in the United States.

In January 2018, the Company entered into a securities purchase agreement with Emerald Health Sciences, Inc. (“Emerald Health Sciences”) discussed in Note 5, pursuant to which Emerald Health Sciences purchased a majority of the equity interest in the Company, resulting in a change in control. As part of the transaction, the Company’s Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, tendered their resignation and Emerald Health Sciences appointed two new nominees to the Board. Later, in October 2018, the Board appointed Dr. Avtar Dhillon, the Chairman, Chief Executive Officer and President of Emerald Health Sciences, as the Executive Chairman of the Company’s Board.

As of March 31, 2019, the Company has devoted substantially all of its efforts to securing product licenses, carrying out research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years from potentially being able to do so.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since inception and as of March 31, 2019, had an accumulated deficit of $47,999,499, a stockholders’ deficit of $27,864,191 and a working capital deficit of $23,989,664. The Company anticipates that it will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical and clinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. As of March 31, 2019, the Company had cash and cash equivalents in the amount of $4,412,952, as compared to $1,853,373 in cash and cash equivalents as of December 31, 2018. This increase is primarily attributable to the proceeds of $4,000,000 from the Credit Agreement (defined below) with Emerald Health Sciences during the three-month period ended March 31, 2019. However, without additional funding management believes that the Company will not have sufficient funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent on its ability to raise additional sufficient funding to cover operating expenses and to invest in research and development activities. On October 5, 2018, the Company entered into a Multi Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences (See Note 4). Under the Credit Agreement the Company is able to draw down up to $20,000,000 from time to time in principal amounts of at least $250,000. The drawdowns are subject to approval by the Company’s Board, which is controlled by the directors and principal executive officer of Emerald Health Sciences.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements have been prepared on a consistent basis with the Company’s Audited Consolidated Financial Statements for the fiscal year ended December 31, 2018, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or any future periods. The Condensed Consolidated Balance sheet as of December 31, 2018 was derived from the Company’s audited financial statements as of December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019. The unaudited financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 14, 2019, which includes a broader discussion of the Company’s business and the risks inherent therein.

Certain reclassifications have been made to prior year amounts to conform to the current period’s presentation. Such reclassifications had no net effect on total assets, total liabilities, total stockholders’ deficit, the net loss and cash flows.

Use of Estimates

The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Such estimates and judgments are utilized for stock-based compensation expense and equity securities, derivative liabilities or debt with embedded features.

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

The carrying values of our financial instruments, with the exception of the convertible multi draw credit agreement – related party and derivative liabilities, including, cash and cash equivalents, prepaid expenses, accounts payable, and accrued expenses approximate their fair value due to the short maturities of these financial instruments. The derivative liabilities were valued on a recurring basis utilizing Level 3 inputs.

Advances under the convertible multi draw credit agreement – related party, noncurrent are not recorded at fair value. However, fair value can be approximated and disclosed utilizing Level 3 inputs and independent third-party valuation techniques (See Note 3). At March 31, 2019, the fair value of the advances under the Credit Agreement were estimated at $13,932,858. The carrying amount of the liability at March 31, 2019 is $2,914,237 and is included in Convertible multi draw credit agreement – related party, net of discount on the balance sheet.

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

Research and Development Expenses and Licensed Technology

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

	Three Months Ended March 31,
	2019	2018
Stock options	3,600,073	668,000
Unvested restricted stock	1,093,501	2,968,501
Common shares underlying convertible debt	15,000,000	-
Warrants	58,130,750	51,443,250

Recent Accounting Pronouncements

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

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842). In January, July and December 2018, and in March 2019, the FASB issued additional amendments to the new lease guidance relating to, transition, and clarification. This ASU requires most lessees to recognize right of use assets and lease liabilities and recognize expenses in a manner similar to current accounting standards. For public companies, the standard is effective for fiscal years beginning after December 15, 2018 and interim periods therein. The Company adopted this ASU on the effective date of January 1, 2019. Pursuant to ASU 2018-11, issued in July 2018, the Company elected to use the effective date as of the date of application for transition. Upon adoption there was no cumulative effect recorded to the accumulated deficit, as the Company has no lease terms in excess of one year. The Company has elected the short-term lease practical expedient under the ASU which resulted in no change to the current recognition accounting under ASC 840.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. The Company adopted this ASU on the effective date of January 1, 2019. The adoption of this standard using a retrospective cumulative-effect adjustment approach had no impact to the Company’s accumulated deficit. The outstanding warrants issued in the Emerald Financing contain a down-round provision. However, in the absence of the down-round these warrants would require liability accounting and be considered derivatives due to the presence of a put option (See Note 3). As such, the adoption of ASU 2017-11 on January 1, 2019 did not have an impact on the Company’s Condensed Consolidated Financial Statements and Notes thereto.

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

Warrants vested and outstanding as of March 31, 2019 are summarized as follows:

			Amount
	Exercise	Term	Vested and
Source	Price	(Years)	Outstanding
Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-$5.00	5-10	442,000
2015 Series B Financing
Common Stock Warrants to Series B Stockholders	$0.00	5	1,031,250
Placement Agent Warrants	$0.00	5	187,500
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Common Stock Warrants to Placement Agent	$0.40	5	125,000
2017 Series D Common Stock Warrants to Placement Agent	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	44,200,000
2018 Emerald Multi Draw Credit Agreement Warrants	$0.50	5	7,500,000
Total warrants vested and outstanding as of March 31, 2019			58,130,750

Emerald Multi Draw Credit Agreement Warrants

During the three months ended March 31, 2019, the Company issued 5,000,000 fully vested common stock warrants to Emerald Health Sciences, in conjunction with advances under the Credit Agreement discussed below (See Note 4). The warrants are equity classified at issuance and the Company allocated an aggregate of $716,110 of the gross proceeds to the warrants on a relative fair value basis. The proceeds allocated to the warrants were recorded as discounts to each advance and are being amortized over the term of the debt. The warrants vested immediately and had an estimated aggregate fair value of $1,830,573 utilizing the Black-Scholes option pricing model with the following assumptions:

At Issuance
Dividend yield	0.00%
Volatility factor	91.6 – 92.1%
Risk-free interest rate	2.23-2.51%
Expected term (years)	5.0
Underlying common stock price	$0.33-0.69

2018 Emerald Financing Warrants

In January and February 2018, the Company issued an aggregate of 40,800,000 and 3,400,000 fully vested common stock warrants to Emerald Health Sciences and an accredited investor, respectively, in conjunction with the Emerald Financing discussed below (See Note 5). The Company reviewed the warrants for liability or equity classification under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that these warrants should be classified as liabilities. See additional discussion below, Derivative Liabilities- Emerald Financing Warrant Liability.

Derivative Liabilities

The following tables summarize the activity of derivative liabilities for the periods indicated:

	Three Months Ended March 31, 2019
	December 31, 2018, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	March 31, 2019, Fair Value of Derivative Liabilities
Emerald Multi Draw Credit Agreement - compound derivative liability (1)	$219,453	$516,058	$227,858	$-	$963,369
Emerald Financing - warrant liability (2)	15,251,413	-	12,239,322	-	27,490,735
Series B - warrant liability (3)	487,500	-	353,438	-	840,938
Total derivative liabilities	$15,958,366	$516,058	$12,820,618	$-	$29,295,042
Less, noncurrent portion of derivative liabilities	(219,453)				(963,369)
Current balance of derivative liabilities	$15,738,913				$28,331,673

	Three Months Ended March 31, 2018
	December 31, 2017, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	March 31, 2018, Fair Value of Derivative Liabilities
Emerald Financing - warrant liability (2)	$-	$10,424,634	$(2,318,600)	$-	$8,106,034
Series B - warrant liability (3)	551,322	-	1,156,107	(1,223,991)	483,438
Emerald Convertible Promissory Note - conversion liability (4)	265,000	360,000	185,000	(810,000)	-
Series B Preferred Stock - conversion liability (5)	6,715	-	-	(6,715)	-
Total derivative liabilities	$823,037	$10,784,634	$(977,493)	$(2,040,706)	$8,589,472
Less, noncurrent portion of derivative liabilities	(551,322)				-
Current balance of derivative liabilities	$271,715				$8,589,472

Emerald Multi Draw Credit Agreement Compound Derivative Liability (1)

In connection with the advances under the Credit Agreement (See Note 4), the Company bifurcated a compound derivative liability related to a contingent interest feature and acceleration upon default provision (contingent put option) provided to Emerald Health Sciences. The Company’s estimate of fair value of the compound derivative liability was determined by using a differential cash flows valuation model, wherein the fair value of the underlying debt facility and its conversion right are estimated both with and without the presence of the contingent interest feature, holding all other assumptions constant. The resulting difference between the estimated fair values in both scenarios is the estimated fair value of the compound derivative. The fair value of the underlying debt facility is estimated by calculating the expected cash flows with consideration of the estimated probability of a change in control transaction, defined as an event of default by the agreement, and applying the expected default interest rate from the date of such default through maturity. The expected cash flows are then discounted back to the reporting date using a benchmark market yield. The conversion right component of the compound derivative is measured using a standard Black-Scholes model for each payment period. Because Emerald Health Sciences would forgo the contingent interest if the contingent put option was exercised upon an event of default, the value ascribed to the contingent put option within the compound derivative is de minimis.

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

The Company reviewed the warrants for liability or equity classification under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the warrants should be classified as a liability and re-measured to fair value at the end of each reporting period. The Company also reviewed the warrants under ASC 815, Derivatives and Hedging/Contracts in Entity’s Own Equity, and determined that the warrants also meet the definition of a derivative. With the assistance of a third-party valuation specialist, the Company valued the warrant liabilities utilizing the Monte Carlo valuation method pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements. On the closing dates, the Company estimated that the fair value of the warrants issued on January 19, 2018 and February 16, 2018 was $4,700,000 and $5,700,000, respectively.

The warrant liabilities have been valued using Monte Carlo simulations conducted at the closing dates of January 19, 2018 and February 16, 2018 and at the balance sheet dates using the following assumptions:

	March 31, 2019	December 31, 2018	At Issuance
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	90.9-91.2%	92.1-92.4%	70.00%
Risk-free interest rate	2.2%	2.49%	2.45-2.6%
Expected term (years)	3.80-3.88	4.05-4.13	5.0
Underlying common stock price	$0.69	$0.40	$0.29-0.30

Because fair value assigned to the warrants exceeded the proceeds received in the Emerald Financing, none of the consideration was allocated to common stock and the Company recorded an adjustment for the difference between the fair value of the warrant liabilities and the total proceeds received to other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2018 as follows:

	Closing
	January 2018	February 2018	Total
Initial Fair Value of Emerald Financing Warrant Liability	$4,717,211	$5,707,423	$10,424,634
Less: Proceeds from Emerald Financing	1,500,000	1,750,000	3,250,000
Excess over proceeds adjustment	$3,217,211	$3,957,423	$7,174,634

In addition, because the aggregate proceeds were allocated to the fair value of the Emerald Financing warrant liability, issuance costs totaling $137,192 were charged to other expense during the three months ended March 31, 2018.

Series B Warrant Liability (3)

In conjunction with the Redeemable Convertible Series B Preferred Stock financing, the Company issued the 2015 Series B Financing Warrants originally exercisable at a price of $1.15 per share. The warrants are exercisable in cash or through a cashless exercise provision and contain certain cash redemption rights. The Series B warrants also had a “down-round” protection feature if the Company subsequently issued or sold any shares of common stock, stock options, or convertible securities at a price less than the current exercise price. The down round provision was triggered and automatically adjusted down to $0.10 on December 28, 2017, after the Company entered into the Convertible Promissory Note (See Note 4) and again to $0.00 on January 19, 2018, as a result of the Emerald Financing (See Note 5). The strike price for these warrants is now permanently reset. However, because the remaining warrant holders still have certain cash redemption rights upon the occurrence of certain fundamental transactions, as defined in the Series B warrant agreements, the warrants continue to require liability classification. Subsequent to the repricing that occurred as a result of the Emerald Financing, the warrants have been valued using a Black Scholes Merton Option Pricing Model.

The Company reviewed the classification of the warrants as liabilities or equity under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the Series B warrants should be classified as a liability. The Company then applied the fair value allocation methodology for allocating the proceeds of $5,000,000 received from the Series B financing between the conversion liability and the warrants with the residual amount being allocated to the Series B Preferred Stock.

To compute the fair value of the warrants, the Company utilized the following assumptions in the Black Scholes Merton Option Pricing Model for the periods indicated:

	As of March 31, 2019	As of December 31, 2018
Dividend yield	0.00%	0.00%
Volatility factor	92.10%	93.00%
Risk-free interest rate	2.35%	2.786-2.789%
Expected term (years)	1.39-1.41	1.64-1.65
Weighted average fair value of warrants	$0.69	$0.40

Emerald Convertible Promissory Note Conversion Liability (4)

In connection with the Convertible Promissory Note (See Note 4), the Company bifurcated a conversion liability related to an embedded conversion feature with a down-round protection provision. The Company valued the conversion liability pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements, as of the financing date of each closing utilizing the Black Scholes valuation model and the following assumptions:

	January 19, 2018	December 28, 2017
Dividend yield	0.00%	0.00%
Volatility factor	70.00%	70.00%
Risk-free interest rate	1.29%	1.39%
Expected term (years)	0.003	0.25
Underlying common stock price	$0.19	$0.15

The fair values of the conversion liabilities on December 28, 2017 and January 19, 2018 were $265,000 and $360,000, respectively. The change in value related to the conversion liability at December 31, 2017 was deemed immaterial due to no substantial change in the assumptions from issuance until year end. In connection with the Emerald Financing discussed in Note 5 below, the Convertible Promissory Note was converted, and the conversion liability was extinguished with the debt.

Series B Preferred Stock Conversion Liability (5)

On August 20, 2015, in connection with the Redeemable Convertible Series B Preferred Stock financing, the Company bifurcated a conversion liability related to a down-round protection provided to the Series B investors. The value of this embedded derivative was determined utilizing a “with and without” method by valuing the Series B Preferred Stock with and without the down round protection. During the first fiscal quarter of 2018, all of the remaining Series B Preferred Stock was converted to common stock and as a result, the Series B conversion liability was reduced to zero. The reduction of this liability totaling $6,715 was recorded to equity for the three months ended March 31, 2018.

4. Convertible Debt – Related Party

The Company’s Convertible Debt with Emerald Health Sciences consists of the following:

	As of March 31, 2019	As of December 31, 2018
Total principal value	$6,000,000	$2,000,000
Unamortized debt discount	(3,027,599)	(587,617)
Unamortized debt issuance costs	(58,164)	(51,423)
Carrying value of total convertible debt – related party	$2,914,237	$1,360,960
Less, noncurrent portion	(2,914,237)	(1,360,960)
Current convertible debt – related party	$-	$-

For the three months ended March 31, 2019 and 2018, the Company’s interest expense consists of the following:

	Three Months Ended March 31,
	2019	2018
Coupon interest expense	$59,111	$3,100
Noncash Interest Expense
Amortization of debt discount	53,979	34,608
Amortization of transaction costs	2,973	-
	$116,063	$37,708

Multi Draw Credit Agreement

On October 5, 2018, the Company entered into the Credit Agreement with Emerald Health Sciences, a related party (See Note 8). The Credit Agreement provides for a credit facility to the Company of up to $20,000,000 and is unsecured. Advances under the Credit Agreement bear interest at an annual rate of 7% (payable quarterly in arrears) and mature on October 5, 2022. At Emerald Health Sciences’ election, advances and unpaid interest may be converted into common stock at a fixed conversion price of $0.40, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. As of March 31, 2019, the unused portion of the credit facility is $14,000,000.

The Credit Agreement provides for customary events of default which may result in the acceleration of the maturity of the advances in addition to, but not limited to, cross acceleration to certain other indebtedness of the Company or a change in control. In the case of an event of default arising from specified events of bankruptcy or insolvency or reorganization, all outstanding advances will become due and payable immediately without further action or notice. If any other event of default under the Credit Agreement occurs or is continuing, Emerald Health Sciences may, by written notice, terminate its commitment to make any advances and/or declare all the advances with any other amounts payable due immediately. If any amount under the Credit Agreement is not paid when due, such overdue amount shall bear interest at an annual default interest rate of the applicable rate plus 10%, until such amount is paid in full.

In connection with each advance under the Credit Agreement, the Company agreed to issue to Emerald Health Sciences warrants to purchase shares of common stock in an amount equal to 50% of the number of shares of common stock that each advance may be converted into. The warrants have an exercise price of $0.50 per share, a term of five years and are immediately exercisable upon issuance. The exercise price is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s stockholders (See Note 3).

In accounting for each convertible advance and the warrants issued under the Credit Agreement, the Company allocates the proceeds between the debt host and the freestanding warrants on a relative fair value basis for each advance. On the date of each advance if the effective conversion rate of the debt is less than the market value of the Company’s common stock the Company records a beneficial conversion feature as a discount to the debt and an increase to additional paid in capital. The debt discounts related to the warrants, beneficial conversion features and compound derivatives, if any, are being amortized over the term of the Credit Agreement using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense and the compound derivatives related to the contingent interest feature and acceleration upon default provision are remeasured at fair value in subsequent periods in the Company’s Condensed Consolidated Balance Sheets.

On November 1, 2018, the initial advance under Credit Agreement was made for $2,000,000 and the Company issued 2,500,000 warrants (See Note 3). In accounting for the convertible advances and warrants under the Credit Agreement $1,684,920 of the proceeds was allocated to the debt and $315,080 was allocated to equity classified warrants. A beneficial conversion feature of $90,080 and a compound derivative liability of $204,102 were also recorded.

During the three months ended March 31, 2019, the Company initiated two advances under Credit Agreement, each in the amount of $2,000,000, for an aggregate principal amount of $4,000,000, and the Company issued an aggregate of 5,000,000 warrants to Emerald Health Sciences (See Note 3). In accounting for the convertible advances and warrants issued under the Credit Agreement, an aggregate amount of $3,283,890 was allocated to the debt and $716,110 was allocated to equity classified warrants. A beneficial conversion feature of $1,584,850 and compound derivative liabilities of an aggregate of $516,058 have been recorded (See Note 3). Of the $516,058 in compound derivatives, $322,644 was recorded as other expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 as value of the beneficial conversion feature exceeded the proceeds allocated to the third draw.

Aggregate financing costs of $63,007 incurred in connection with the Credit Agreement have been recorded as a discount to the debt host and are being amortized using the effective interest rate method and recognized as non-cash interest expense over the term of the Credit Agreement.

As of March 31, 2019, the unamortized debt discount will be amortized over a remaining period of approximately 3.52 years. The effective interest rate of the liability component was equal to 9.89% for the three months ended March 31, 2019. The fair value of the underlying shares of the convertible multi draw credit agreement was $10,350,000 at March 31, 2019. As of March 31, 2019, the if-converted value exceeded the principal balance of the advances under the Credit Agreement by $4,350,000.

Secured Convertible Promissory Note

On December 28, 2017, the Company entered into a convertible Secured Promissory Note and Security Agreement with Emerald Health Sciences (the “Convertible Promissory Note”). The Convertible Promissory Note provided for aggregate gross proceeds to the Company of up to $900,000 and was secured by all of the Company’s assets. Drawdowns on the Convertible Promissory Note were interest bearing at an annual rate of 12% (compounding semi-annually), payable at maturity. The Convertible Promissory Note matured upon the earlier of June 30, 2018 or upon a default event, as defined, and elected by Emerald Health Sciences. At Emerald Health Sciences’ election, drawdowns and unpaid interest were convertible into common stock at a conversion price of $0.10, subject to a full-ratchet antidilution right. The Convertible Promissory Note was automatically converted upon the occurrence of the private placement transaction with Emerald Health Sciences (the Emerald Financing) in January 2018.

The Company received proceeds of $500,000 on December 28, 2017, and on January 19, 2018 the Company received the remaining $400,000 in funding as it had satisfied the conditions required. These conditions required receipt of conversion notices from all the existing Series B stockholders to convert their preferred shares to common stock. Such conversions occurred in January and February of 2018. On each financing date, the Company bifurcated a conversion liability from the Convertible Promissory Note related to the embedded conversion feature with a down-round protection provision (See Note 3). This resulted in a conversion liability of $265,000 at the first financing date which was one trading day prior to December 31, 2017. The second funding in January 2018 resulted in an additional conversion liability of $360,000. The conversion liabilities were recorded as a discount to the debt at each draw down date and were being amortized to interest expense.

On January 19, 2018, in conjunction with the Emerald Financing (See Note 5), the Convertible Promissory Note was automatically converted into common stock at a conversion price of $0.10 per share for 9,000,000 shares of common stock. Upon conversion, the debt and associated conversion liability were extinguished resulting in a loss on extinguishment of $590,392 which was recorded as other expense for the three months ended March 31, 2018. For the three months ended March 31, 2018, the effective interest rate related to the Convertible Promissory Note was 13.94%.

5. Stockholders’ Deficit and Capitalization

Common Stock

On November 14, 2018, the Company amended its articles of incorporation to increase the number of authorized shares of common stock available for issuance to 500,000,000.

Emerald Financing

On January 19, 2018, the Company entered into a Securities Purchase Agreement pursuant to which the Company sold to Emerald Health Sciences 15,000,000 shares of common stock and a warrant to purchase 20,400,000 shares of common stock at an exercise price of $0.10 for aggregate gross proceeds of $1,500,000 (the “Emerald Financing”). This transaction also resulted in the conversion of the $900,000 Convertible Promissory Note (See Note 4). As part of the transaction, the Company’s Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, tendered their resignation and Emerald Health Sciences appointed two new nominees to the Board. The Securities Purchase Agreement also provides that in the case of a subsequent financing in which the purchase price is less than $0.10 per share, Emerald Health Sciences shall be issued additional shares in order to protect against anti-dilution.

The second closing under the Emerald Financing occurred on February 16, 2018, pursuant to which the Company issued and sold to Emerald Health Sciences 15,000,000 shares of the Company’s common stock, and a warrant to purchase 20,400,000 shares of common stock at an exercise price of $0.10 per share for a term of five years. In addition, an accredited investor purchased 2,500,000 shares of common stock and a warrant to purchase 3,400,000 shares of common stock at an exercise price of $0.10 per share for a term of five years. The Company received aggregate gross proceeds of $1,750,000 from the second closing. In connection with the private placement, the Company incurred issuance costs of $154,092, of which $137,192 was allocated to the warrant liability and expensed during the period and $16,900 was recorded as a reduction to additional paid in capital from the issuance of common stock.

Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock, with a par value of $0.001 per share. As of March 31, 2019, there were no shares of preferred stock issued and outstanding.

During the three months ended March 31, 2018, all remaining Preferred Series B, D, and F shares that were previously issued and outstanding were converted to common stock.

6. Stock-Based Compensation

Stock Incentive Plan

On October 31, 2014, after the closing of the Merger, the Board approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan initially reserved 3,200,000 shares for future grants, and in October 2018, the Company increased the share reserve under the 2014 Plan to equal 10% of the number of issued and outstanding shares of common stock of the Company. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of March 31, 2019, the Company had 9,142,273 shares available for future grant under the 2014 Plan.

Stock Options

There was no option activity under the Company’s 2014 Plan during the three months ended March 31, 2019.

Restricted Stock Awards

There was no restricted stock award (“RSA”) activity under the Company’s 2014 Plan during the three months ended March 31, 2019.

On February 28, 2018, in conjunction with the signing of the K2C separation agreement discussed in Note 8 below, Mr. Lykos’ RSAs amounting to 325,000 shares vested immediately resulting in a Type III award modification and a credit to stock compensation of $98,042 for the three months ended March 31, 2018 due to a lower fair value of those shares as of the modification date.

Awards Granted Outside the 2014 Plan

Options

There was no option activity outside of the 2014 Plan during the three months ended March 31, 2019.

Restricted Stock Awards

The following is a summary of RSA activity outside of the Company’s 2014 Plan during the three months ended March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2018	900,000	$0.19

Granted	-	-
Released	(450,000)	0.19
Unvested, March 31, 2019	450,000	$0.19

On February 28, 2018, in conjunction with the signing of the K2C separation agreement discussed in Note 8 below, Mr. Lykos’ Restricted stock awards amounting to 900,000 shares became immediately vested resulting in a Type III award modification and stock compensation expense of $216,000 for the three months ended March 31, 2018, due to an increase in the fair value of the award immediately before and after the modification date.

Stock-Based Compensation Expense

The Company recognizes compensation expense using the straight-line method over the requisite service period. For the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation expense of $171,493 and $229,609, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The total amount of unrecognized compensation cost was $577,123 as of March 31, 2019. This amount will be recognized over a weighted average period of 1.23 years.

7. Significant Contracts - University of Mississippi

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

The license agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology or expiration of our payment obligations under the license. UM may terminate the license agreement, effective with the giving of notice, if: (a) we fail to pay any material amount payable to UM under the license agreement and do not cure such failure within 60 days after UM notifies us of such failure, (b) we materially breach any covenant, representation or warranty in the license agreement and do not cure such breach within 60 days after UM notifies us of such breach, (c) we fail to comply in any material respect with the terms of the license agreement and do not cure such noncompliance within 60 days after UM notifies us of such failure, (d) we are subject to a bankruptcy event, (e) we dissolve or cease operations or (f) if after the first commercial sale of a product during the term of the license agreement, we materially fail to make reasonable efforts to commercialize at least one product or fail to keep at least one product on the market after the first commercial sale for a continuous period of 1 year, other than for reasons outside our control. We may terminate the license agreement upon 60 days written notice to UM.

On December 14, 2015, the Company signed a renewable option agreement for the rights to explore other routes of delivery of UM8930 not yet agreed upon and/or in combination with other cannabinoids or other compatible compounds. The Company has been working with UM to establish new licenses derived from this option agreement and let the other routes of administration option expire.

UM 5070 License Agreement

On January 10, 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, under intellectual property related to UM 5070, a platform of cannabinoid-based molecules to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like methicillin-resistant Staphylococcus aureus (“MRSA”). The license agreement contains certain milestone payments, royalty and sublicensing fees payable by the Company, as defined therein. There is a license fee of $25,000 payable annually on the anniversary of the effective date, which was most recently paid in January 2019. The aggregate milestone payment under the license agreement, if all of the milestones are achieved, is $700,000. This license agreement also requires the Company to reimburse UM for patent costs incurred related to these products under the license. This license agreement will terminate upon expiration of the patents, breach or default of the license agreement, or upon 60 days’ written notice by the Company to UM.

8. Related Party Matters

K2C, Inc.

In June 2014, our subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by the Company’s former Executive Chairman and Co-Founder, Mr. Cosmas N. Lykos, pursuant to which the Company paid K2C a monthly fee for services performed by Mr. Lykos for the Company. The agreement expired on June 1, 2017 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement was $10,000 and increased to $20,000 effective April 1, 2017.

In February 2018, the Company entered into a separation and release agreement with K2C, which provided for a lump sum payment of $180,000 and the immediate vesting of 900,000 shares of restricted common stock granted on January 18, 2018, 325,000 shares of restricted common stock granted on October 20, 2015, and 125,000 options granted on November 21, 2014, in exchange for a release of claims and certain other agreements. For the three months ended March 31, 2018, the Company recognized additional stock-based compensation expense of $112,270 for these restricted stock and option awards.

For the three months ended March 31, 2018, total expense incurred under this agreement was $220,000 (including the previously discussed lump sum payment). For the three months ended March 31, 2019, no expense was incurred under this agreement. Under the separation agreement, Mr. Lykos was allowed to participate in the Company’s health, death and disability insurance plans for six months subsequent to K2C’s separation.

Emerald Health Sciences

On February 1, 2018, the Company entered into an Independent Contractor Agreement with Emerald Health Sciences, pursuant to which Emerald Health Sciences agreed to provide such services as are mutually agreed between the Company and Emerald Health Sciences, including reimbursement for reasonable expenses incurred in the performance of the Independent Contractor Agreement. These services can include, but are not limited to, corporate advisory services and technical expertise in the areas of business development, marketing, investor relations, information technology and product development. The Independent Contractor Agreement has an initial term of 10 years and specifies compensation which is agreed upon between the Company’s Chief Executive Officer and Emerald Health Sciences’ Chairman, CEO and President on a month-to-month basis. The fee due under this agreement is payable on a monthly basis; however, if the Company is unable to make payments due to insufficient funds, then interest on the outstanding balance will accrue at a rate of 12% per annum, calculated semi-annually. Under this agreement, for the three months ended March 31, 2019 and 2018, the Company incurred expenses of $150,000 and $100,000, respectively.

On February 6, 2018, the Company entered into a Consulting Agreement with Dr. Avtar Dhillon, the Chairman, Chief Executive Officer and President of Emerald Health Sciences. The services under the Consulting Agreement included corporate finance and strategic business advisory services. The Consulting Agreement had an initial term of one year and was renewable automatically unless terminated by either party. The agreement specified an annual fee of $60,000, payable semi-monthly in installments, and included reimbursement for reasonable expenses incurred in the performance of the services. Under the agreement, Dr. Avtar Dhillon was also entitled to a discretionary annual bonus, payable 120 days after each fiscal year end, to be determined by the Board upon its annual review. $15,000 of expense was recognized under this agreement for the three months ended March 31, 2018 and no expense was recognized for the three months ended March 31, 2019. The Consulting Agreement was canceled on October 5, 2018 in connection with the Company’s entry into the Credit Agreement with Emerald Health Sciences (See Note 4), and Dr. Avtar Dhillon was appointed as the Executive Chairman of the Company’s Board.

9. Subsequent Events

There are no subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three months ended March 31, 2019 and 2018 (unaudited) and the year ended December 31, 2018, together with the notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise provided in this Quarterly Report, references to “we,” “us,” “our” and the “Company” in this discussion and analysis refer to Emerald Bioscience, Inc., a Nevada corporation, formerly known as Nemus Bioscience, Inc. and Load Guard Logistics, Inc., together with its wholly-owned subsidiary, Nemus, a California corporation.

Overview

We are a biopharmaceutical company targeting the discovery, development, and the commercialization of cannabinoid-based therapeutics, through a number of agreements with the University of Mississippi (“UM”). UM holds the only contract to cultivate cannabis for research purposes on behalf of the Federal Government of the United States since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts as well as the chemistry and physiology of cannabinoid molecules. We strive to serve as UM’s partner for the development and commercialization of cannabinoid-based therapeutics, and the realization of this partnership will depend on the successful development of these compounds through the regulatory requirements of drug approval agencies, like the Food and Drug Administration (the “FDA”) in the United States and the European Medicines Agency in the European Union.

Recent Events and Significant Contracts

NB1111

We continue to advance our lead drug candidate, NB1111, towards first-in-human studies to be conducted in patients with glaucoma (Phase 1b-2a). During the first quarter of 2019, we achieved various milestones related to the research and development of NB1111, including the following:

•	Albany Molecular Research Inc. (“AMRI”) completed the identification and worked toward closing the synthesis validation pathway to manufacture cGMP API of THCVHS. In turn, on April 30, 2019, we entered into an additional agreement with AMRI related to non-GMP synthesis of a demonstration batch of our pro-drug of THC and agreed to pay AMRI approximately $76,500 for completion of this phase of work.

•	UM completed experiments showing that NB1111 was statistically superior in lowering intraocular pressure (“IOP”) compared to the prostaglandin-based therapy, latanoprost, the current standard-of-care for treating glaucoma, across multiple timepoints during a seven-day course of repeated dosing using a validated rabbit normotensive ocular model.

•	Glauconix Biosciences completed their pilot study to research the mechanism of action and IOP-lowering ability of THC when administered into an ex vivo model of a 3D-human trabecular meshwork using both healthy and glaucomatous-derived tissues. The Glauconix study validated the mechanism of action of NB1111 in lowering IOP, a defining symptom of hypertensive glaucoma. Additionally, biomarkers associated with inflammation and fibrosis in both normal and tissues affected by glaucoma were significantly decreased, pointing to anti-inflammatory and anti-fibrotic activities that are often associated with the cannabinoid class of molecules in other disease-states. Additionally, data revealed that biomarkers associated with neovascularization, a disease process of new blood vessel formation that can damage the retina in a variety of ocular diseases, was also inhibited by THC, prompting further study for the utility of this drug in diseases of the retina.

•	In January 2019, we executed an agreement with Pharmaceuticals International, Inc. (“PII”) to conduct studies to determine options for producing a sterile dosage form which can be dosed in humans in a clinical study. PII will conduct appropriate formulation studies to determine storage and processing options. Pursuant to the terms of the agreement, the Company paid $72,500 to initiate the project. After the initial evaluation, the Company has agreed to pay additional fees and expenses upon completion of certain milestones.

•	In January 2019, we engaged RRD International, LLC (“RRD”) to provide strategic ophthalmic 505(b)(2) regulatory planning, prepare a Pre-IND meeting briefing book, and schedule and represent us at the Pre-IND meeting with the FDA.

NB2222

NB2222 is the ocular formulation of our proprietary CBD analog. We have embarked on studies with UM exploring the utility of our drug candidate NB2222 as an eye drop nanoemulsion for the potential treatment and management of several eye diseases, including but not limited to, uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy.

In February 2019, we entered into a master development and clinical supply agreement with Noramco, Inc. (“Noramco”) to provide manufacturing and product development services for the Company’s analog formulation of CBD. The Company paid $146,386 upfront and additional payments will be made upon Noramco shipping of the active pharmaceutical ingredient to the Company.

NB3111

NB3111 is a proprietary cannabinoid cocktail currently undergoing testing as an anti-infective agent against multiple strains of antibiotic resistant bacteria, particularly methicillin-resistant Staphylococcus aureus (“MRSA”). These studies look to examine the utility of cannabinoid-based therapies against a variety of strains of MRSA. We plan to present data from these studies at an upcoming peer-reviewed scientific meeting focused on infectious diseases.

Corporate Name Change

Effective March 25, 2019, upon approval of our Board of Directors (the “Board”) and majority stockholder, we changed the Company’s name from Nemus Bioscience, Inc. to Emerald Bioscience, Inc. by filing a Certificate of Amendment to the Company’s Articles of Incorporation with the Nevada Secretary of State. The primary purpose of the name change was to improve brand recognition and better represent our relationship with the Emerald group of companies, including Emerald Health Sciences Inc. (“Emerald Health Sciences”), a related party. In connection with the name change, the Financial Industry Regulatory Authority (“FINRA”) assigned the Company a new stock symbol, “EMBI”. The Company’s new name and stock symbol went effective on March 25, 2019 upon completion of processing by FINRA.

Multi Draw Credit Agreement

On October 5, 2018, we entered into a Multi Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences, which provides for a credit facility of up to $20,000,000. Pursuant to the Credit Agreement, we may request advances from time to time from Emerald Health Sciences, and in connection with each advance, we have agreed to issue to Emerald Health Sciences warrants to purchase shares of our common stock at an exercise price of $0.50 per share. Emerald Health Sciences has the option to convert all or any portion of the outstanding loan under the Credit Agreement into shares of our common stock at a fixed conversion price of $0.40 per share, subject to customary adjustments. The net proceeds of each advance shall be used for general corporate purposes, and each advance is subject to approval by our Board.

On November 1, 2018, we effected an initial draw under the Credit Agreement in the amount of $2,000,000 and issued to Emerald Health Sciences a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share. On February 1, 2019, we effected a second draw under the Credit Agreement in the amount of $2,000,000 and issued to Emerald Health Sciences a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share. On March 29, 2019, we effected a third draw under the Credit Agreement in the amount of $2,000,000 and issued to Emerald Health Sciences a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share.

The procurement of the Credit Agreement allows us to continue to focus on ramping up our research and development pipeline which supports our lead programs. To our knowledge, our Company is the only cannabinoid-based company with a multi-cannabinoid platform to address multi-billion dollar global markets in ocular disease, including but not limited to glaucoma and retinal diseases.

Expansion of Scientific Advisory Board

We have a scientific advisory board (the “Advisory Board”) that includes experts in cannabinoids, drug discovery and medicine. The composition of the Advisory Board will change over time to meet the research and development demands of the Company and our drug candidate pipeline. The current Advisory Board consists of five international experts in their fields: Dr. Mahmoud ElSohly, Dr. Donald Abrams, Dr. Jeffrey Goldberg, Dr. Louis Pasquale and Dr. Robert Ritch.

Subsequent to the quarterly period ended March 31, 2019, in April 2019, the Company formed an Ophthalmology Scientific Advisory Board (the “OSAB”) as part of the Advisory Board, and appointed Dr. Jeffrey Goldberg, Dr. Louis Pasquale and Dr. Robert Ritch to serve as members of the OSAB. The purpose of the OSAB is to provide scientific and clinical guidance relating to our proprietary cannabinoid-based drug platform to address diseases of the eye. The following is a brief description of our Advisory Board members’ experience and expertise.

Dr. Mahmoud ElSohly works in close collaboration with our team to identify new research directions and accelerate our target validation and drug discovery programs. At UM, Dr. ElSohly serves as the Director of the NIDA Marijuana Project, where he carries out a wide range of activities dealing with the chemistry, analysis and product development aspects.

Donald I. Abrams, M.D., Professor of Clinical Medicine at the University of California San Francisco and Chief of the Hematology-Oncology Division at San Francisco General Hospital, joined the Company’s Scientific Advisory Board in January 2016. He provides consultative services relating to the use of cannabinoids in palliative care in cancer-associated conditions.

Jeffrey Goldberg, MD, PhD, is Professor and Chair of Ophthalmology and Director of the Spencer Center for Vision Research at the Byers Eye Institute at Stanford University. Dr. Goldberg is a distinguished researcher investigating neuroprotection and regeneration of retinal ganglion cells and the optic nerve, a major unmet need in glaucoma and other optic neuropathies. Dr. Goldberg directs an NIH-funded research laboratory and has developed significant expertise with implementing clinical trials addressing optic nerve neuroprotection and regeneration.

Louis Pasquale, MD, FARVO, is Professor of Ophthalmology at the Icahn School of Medicine at Mount Sinai in New York City. Dr. Pasquale is Site Chair of the Department of Ophthalmology at Mt. Sinai Hospital and Vice Chair of Translational Ophthalmology Research for the Mount Sinai Healthcare System. He currently serves as Glaucoma Trustee for the Association of Research in Vision and Ophthalmology (ARVO) and is a member of the National Institute of Health’s National Advisory Eye Council.

Robert Ritch, MD, holds the Shelley and Steven Einhorn Distinguished Chair in Ophthalmology and is Clinical Professor of Ophthalmology at the Mt. Sinai Medical School and Surgeon Director Emeritus and Chief of Glaucoma Services at the New York Eye & Ear Infirmary of Mount Sinai in New York City. He founded the Glaucoma Foundation and has contributed to multiple textbooks of ophthalmology, including more than 1500 published medical and scientific articles and abstracts. Dr. Ritch is a Diplomate of the American Board of Ophthalmology as well as a Fellow of the American Academy of Ophthalmology and the Royal College of Ophthalmology.

With the expansion of the Advisory Board and establishment of the OSAB, the Company expects to further develop our research programs and examine broadening our efforts into indications beyond glaucoma.

Our scientific advisors are not our employees, and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our scientific advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours.

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

Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and determined that there were no changes to our critical accounting policies and estimates during the three months ended March 31, 2019.

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

Results of Operations

For the three months ended March 31, 2019 and 2018

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended March 31, 2019, our total operating expenses were $1,515,067, as compared to $1,251,361 for the three months ended March 31, 2018. The increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended March 31, 2019 were $320,986, which consisted of the annual license maintenance fee for UM 5070, contract research and development fees paid to UM and Glauconix, regulatory consulting fees paid to RRD, and fees related contract manufacturing paid to AMRI and ElSohly Laboratories.

Research and development expenses for the three months ended March 31, 2018 were $25,000, which consisted of the annual license maintenance fee for UM 5070.

For the three months ended March 31, 2019, research and development expenses increased by $295,986, as compared to the three months ended March 31, 2018. The increase is primarily due to an increase in contract research and development expenses as the procurement of the Credit Agreement has allowed us to focus on ramping up our research and development efforts.

General and administrative. General and administrative expenses for the three months ended March 31, 2019 were $1,194,081, which primarily consisted of salaries, stock compensation expense, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the three months ended March 31, 2018 were $1,226,361, which primarily consisted of the same components. General and administrative expenses remained relatively constant period over period.

Other expense (income). For the three months ended March 31, 2019, the Company had other expense of $13,259,325 related primarily to the increase in fair value of our derivative liabilities which was driven by the increase in our stock price. In addition, we initiated drawdowns under the Credit Agreement which required us to bifurcate compound embedded derivatives and record an additional charge for the fair value of such instruments in excess of proceeds. We also, realized additional interest expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to the amortization of the debt discount from the outstanding balance under the Credit Agreement which was entered during the fourth quarter of 2018.

For the three months ended March 31, 2018, the Company had other expense of $6,962,432, which was comprised primarily of the following:

•	$977,493 of other income which represents an overall decrease in the fair value of our derivative liabilities. The derivatives marked-to-market include the conversion liability related to the Secured Convertible Promissory Note – related party and the Series B and Emerald Health Sciences warrant liabilities. A number of assumptions go into the third-party valuations for each of these instruments; however, the change in our stock price was the primary reason for the decrease in the value of these instruments during the three months ended March 31, 2018.

•	$7,174,634 represented a loss from the excess of the fair value of the warrants on the date of issuance over the proceeds received in the Emerald Financing. In addition, financing costs totaling $137,191 were charged to other expense due to the full allocation of the proceeds to the Emerald Health Sciences warrant liability.

•	$590,392 from a loss on extinguishment related to the Secured Convertible Promissory Note.

Net loss and comprehensive loss. For the three months ended March 31, 2019, we had a net loss of $14,774,392, as compared to a net loss of $8,213,793 for the three months ended March 31, 2018. The increase in net loss was primarily attributable to increases in other expense and research and development expenses. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We have incurred operating losses and negative cash flows from operations since our inception and as of March 31, 2019, had an accumulated deficit of $47,999,499, a stockholders’ deficit of $27,864,191 and a working capital deficit of $23,989,664. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. We had cash and cash equivalents of $4,412,952 as of March 31, 2019, as compared to $1,853,373 as of December 31, 2018. This increase is primarily attributable to the proceeds of $4,000,000 from the Credit Agreement with Emerald Health Sciences, as discussed above and in the notes to our financial statements. Without additional funding, management believes that we will not have sufficient funds to meet our obligations beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

On October 5, 2018, we secured the Credit Agreement with Emerald Health Sciences, providing for a credit facility of up to $20,000,000 to the Company. Under the Credit Agreement, we can draw up to $20,000,000 in advances from Emerald Health Sciences from time to time, each in a principal amount of at least $250,000. The advances are subject to approval by our Board, which is controlled by the directors and principal executive officer of Emerald Health Sciences. As of March 31, 2019, we have effected three drawdowns under the Credit Agreement, each in the amount of $2,000,000, for an aggregate principal amount of $6,000,000 in advances, and have issued to Emerald Health Sciences warrants to purchase an aggregate of 7,500,000 shares of common stock at an exercise price of $0.50 per share.

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

During the next 12 months, we expect to incur significant research and development expenses with respect to our products. The majority of our research and development activity is focused on development of potential drug candidates and preclinical trials.

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

Going Concern

Our independent registered public accounting firm has issued a report on our audited financial statements for the fiscal year ended December 31, 2018 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal controls. Management determined there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no other material developments with respect to previously reported legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A-Risk Factors.” There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3.1*	Articles of Incorporation of Emerald Bioscience, Inc., as amended.
3.2	Bylaws of Emerald Bioscience, Inc.(1)
10.1**	Master Development and Clinical Supply Agreement dated February 26, 2019, by and between the Company and Noramco, Inc.(2)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

___________

(1)	Included as Exhibit 3.2 to our Registration Statement on Form S-1 filed on January 30, 2013.
(2)	Included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 4, 2019.
*	Filed herewith.
**	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
+	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emerald Bioscience, Inc., a Nevada corporation

May 9, 2019	By:	/s/ Brian Murphy
Brian Murphy
	Its:	Chief Executive Officer (Principal Executive Officer)

May 9, 2019	By:	/s/ Doug Cesario
Doug Cesario
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

