Form 10-K/A
period 2018-12-31
Emerald Bioscience, Inc.
filed 2019-05-29
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K is being filed to update disclosures in the Beneficial Ownership table under Item 12 in Part III to reflect securities issuable upon conversion of outstanding advances under the Multi Draw Credit Agreement dated October 5, 2018 between the Company and Emerald Health Sciences Inc., a 5% holder, which were inadvertently excluded from the calculations. No other changes have been made to the Form 10-K originally filed on March 14, 2019.

2

PART I

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

Equity Compensation Plan Information
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares of common stock reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,405,000	$0.33	9,142,273
Equity compensation plans not approved by security holders (1)	1,195,073	0.245	--
Total	3,600,073	$0.302	9,142,273

______________

(1)	Reflects 1,195,073 shares of common stock issuable upon exercise of stock options granted to Mr. Cesario with an exercise price equal to $0.245 pursuant to a Stock Option Agreement.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to beneficial ownership of our common stock, by:

•	Each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•	Each executive officer;
•	Each director; and
•	All of the executive officers and directors as a group.

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

3

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Emerald Health Sciences Inc. (1)	129,063,778	(2)	68.0%

Dr. Brian S. Murphy	1,799,000	(3)	1.3%

Doug Cesario	1,186,716	(4)	*	%

Avtar Dhillon	583,333	(5)	*	%

Punit Dhillon	116,667	(6)	*	%

Jim Heppell	116,667	(7)	*	%

All executive officers and directors as a group (5 persons)	3,802,383		2.8%

__________

*	Denotes less than 1% of our outstanding shares of common stock.

(1)	The address of this entity is Office 8262, The Landing, 200 – 375 Water St., Vancouver, British Columbia, Canada V6B 0M9.

(2)

Includes (i) 73,153,917 shares of Common Stock, (ii) 45,800,000 shares of Common Stock issuable upon exercise of warrants, and (iii) 10,109,861 shares of Common Stock issuable upon conversion of outstanding advances and accrued interest under the Multi Draw Credit Agreement dated October 5, 2018 between the Company and Emerald Health Sciences Inc.

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

4

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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

______________

* Filed Herewith

*** Furnished Herewith

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emerald Bioscience, Inc. a Nevada corporation

May 29, 2019	By:	/s/ Brian S. Murphy
Brian S. Murphy
	Its:	Chief Executive Officer, Chief Medical Officer, Director
(Principal Executive Officer)

6