Form 10-Q
period 2019-06-30
Emerald Bioscience, Inc.
filed 2019-08-09
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

_____________________________________________

(Former name or former address, if changed since last report)

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

As of August 7, 2019, there were 134,095,247 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERALD BIOSCIENCE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Note 1)
Current assets
Cash	$2,807,826	$1,853,373
Restricted cash	4,512	4,512
Prepaid expenses	262,272	93,193
Other current assets	2,609	2,609
Total current assets	3,077,219	1,953,687

Property and equipment, net	2,714	3,445
Total assets	$3,079,933	$1,957,132

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$73,459	$15,597
Other current liabilities	366,955	184,461
Derivative liabilities	10,662,548	15,738,913
Total current liabilities	11,102,962	15,938,971

Noncurrent liabilities
Convertible multi-draw credit agreement - related party, net of discount	3,102,036	1,360,960
Derivative liabilities, non-current	516,377	219,453
Total liabilities	14,721,375	17,519,384

Commitments and contingencies	-	-

Stockholders’ deficit
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized;
none issued and outstanding at June 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized;
134,095,247 issued and outstanding at June 30, 2019 and December 31, 2018	134,095	133,908
Additional paid-in-capital	20,318,672	17,528,947
Accumulated deficit	(32,094,209)	(33,225,107)
Total stockholders’ deficit	(11,641,442)	(15,562,252)
Total liabilities and stockholders’ deficit	$3,079,933	$1,957,132

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Operating expenses
Research and development	$688,041	$-	$1,009,026	$25,000
General and administrative	1,082,846	1,080,190	2,276,928	2,306,551
Total operating expenses	1,770,887	1,080,190	3,285,954	2,331,551

Operating loss	(1,770,887)	(1,080,190)	(3,285,954)	(2,331,551)

Other expense (income)
Change in fair value of derivative liabilities	(17,971,742)	1,580,242	(5,151,124)	602,749
Fair value of derivative liabilities in excess of proceeds	-	-	322,644	7,174,634
Financing transaction costs	-	-	-	137,191
Loss on extinguishment of secured convertible promissory note - related party	-	-	-	590,392
Interest expense	293,965	-	410,028	37,708
Interest income	-	(74)	-	(74)
	(17,677,777)	1,580,168	(4,418,452)	8,542,600

Income (loss) before income taxes	15,906,890	(2,660,358)	1,132,498	(10,874,151)

Provision for income taxes	1,600	1,642	1,600	1,642

Net income (loss) and comprehensive income (loss)	$15,905,290	$(2,662,000)	$1,130,898	$(10,875,793)

Earnings (loss) per common share:
Basic	$0.12	$(0.02)	$0.01	$(0.10)
Diluted	$0.08	$(0.02)	$0.01	$(0.10)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	132,923,037	130,668,887	132,826,677	109,767,054
Diluted	189,094,958	130,668,887	172,058,053	109,767,054

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income (loss)	$1,130,898	$(10,875,793)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	731	813
Stock-based compensation expense	344,577	330,212
Change in fair value of derivative liabilities	(5,151,124)	602,749
Fair value of derivative liabilities in excess of proceeds	322,644	7,174,634
Loss on extinguishment of secured convertible promissory note - related party	-	590,392
Amortization of debt discount	244,751	34,608
Changes in assets and liabilities:
Prepaid expenses	(169,079)	135,907
Other current assets	-	(2,609)
Accounts payable	57,862	(89,001)
Accounts payable to related party	-	65,000
Other current liabilities	182,494	(79,487)
Net cash used in operating activities	(3,036,246)	(2,112,575)
Cash flows from investing activities:
Purchases of property and equipment	-	(4,385)
Net cash used in investing activities	-	(4,385)
Cash flows from financing activities:

Proceeds from Common stock issuance, net of $16,901 issuance costs	-	3,233,099
Proceeds from Series B warrant exercises	-	98,700
Proceeds from secured convertible promissory note - related party	-	400,000
Proceeds from convertible multi-draw credit agreement, net of $9,301 issuance costs	3,990,699	-
Net cash provided by financing activities	3,990,699	3,731,799

Net increase in cash and restricted cash	954,453	1,614,839

Cash and restricted cash, beginning of period	$1,857,885	$264,383

Cash and restricted cash, end of period	$2,812,338	$1,879,222

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$2,807,826	$1,874,720
Restricted cash	4,512	4,502
Total cash and restricted cash shown in the consolidated statements of cash flows	$2,812,338	$1,879,222

Cash paid during the period for:
Interest	$165,277	$-
Income taxes	1,600	1,600

Supplemental disclosures of non-cash financing activities:
Conversion of outstanding preferred stock into common stock	$-	$1,947,227
Conversion of outstanding preferred stock subject to redemption into common stock	-	828,916
Reclassification of warrant liabilities to equity from exercise of warrants	144,375	1,301,866
Fair value of common stock issued in extinguishment of convertible debt	-	1,710,000
Fair value of warrants issued in connection with financings	-	10,424,634
Proceeds allocated to equity classified warrants issued with convertible multi-draw credit agreement	716,110	-
Fair value of compound derivative liability bifurcated from convertible multi-draw credit agreement	193,414	-
Beneficial conversion feature on convertible multi-draw credit agreement	1,584,850	-

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Convertible		Convertible		Redeemable Convertible		Stockholders' Deficit
	Series F Preferred Stock		Series D Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance, January 1, 2018	2,000	$1,777,781	200	$169,447	2,833.55	$822,201	33,622,829	$33,623	$10,427,742	$(14,030,871)	$(3,569,506)

Stock based compensation expense	-	-	-	-	-	-	2,500,000	2,500	227,109	-	229,609

Issuance of common stock net of issuance costs of $16,900	-	-	-	-	-	-	32,500,000	32,500	(32,500)	-	-

Conversion of Series B Preferred Stock and conversion liability into common stock at $0.10 and $0.001 per share	-	-	-	-	(2,834)	(822,201)	28,385,000	28,385	800,530	-	828,915

Conversion of Series D Preferred Stock to common stock at $0.10 per share	-	-	(200)	(169,447)	-	-	2,000,000	2,000	167,447	-	169,447

Conversion of Series F Preferred Stock to common stock at $0.10 per share	(2,000)	(1,777,781)	-	-	-	-	20,000,000	20,000	1,757,781	-	1,777,781

Conversion of secured convertible promissory note - related party and accrued interest	-	-	-	-	-	-	9,000,000	9,000	1,691,878	-	1,700,878

Series B warrant exercises	-	-	-	-	-	-	4,406,250	4,406	1,318,284	-	1,322,690

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	-	-	(8,213,793)	(8,213,793)

Balance, March 31, 2018	-	$-	-	$-	-	$-	132,414,079	$132,414	$16,358,271	$(22,244,664)	$(5,753,979)

Stock based compensation expense	-	-	-	-	-	-	-	-	100,603	-	100,603

Common stock issuance costs paid of $7,778	-	-	-	-	-	-	-	-	(7,778)	-	(7,778)

Series B warrant exercises	-	-	-	-	-	-	287,500	288	77,587	-	77,875

Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	-	-	(2,662,000)	(2,662,000)

Balance, June 30, 2018	-	$-	-	$-	-	$-	132,701,579	$132,702	$16,528,683	$(24,906,664)	$(8,245,279)

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Convertible		Convertible		Redeemable Convertible		Stockholders' Deficit
	Series F Preferred Stock		Series D Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit

Balance, January 1, 2019	-	$-	-	$-	-	$-	133,907,747	$133,908	$17,528,947	$(33,225,107)	$(15,562,252)

Stock based compensation expense	-	-	-	-	-	-	-	-	171,493	-	171,493

Warrants issued in connection with convertible multi-draw credit agreement, related party	-	-	-	-	-	-	-	-	716,110	-	716,110

Beneficial conversion feature in connection with convertible multi-draw credit agreement - related party	-	-	-	-	-	-	-	-	1,584,850	-	1,584,850

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	(14,774,392)	(14,774,392)

Balance, March 31, 2019	-	$-	-	$-	-	$-	133,907,747	$133,908	$20,001,400	$(47,999,499)	$(27,864,191)

Stock based compensation expense	-	-	-	-	-	-	-	-	173,084	-	173,084

Series B warrant exercises	-	-	-	-	-	-	187,500	187	144,188	-	144,375

Net income for the three months ended June 30, 2019	-	-	-	-	-	-	-	-	-	15,905,290	15,905,290

Balance, June 30, 2019	-	$-	-	$-	-	$-	134,095,247	$134,095	$20,318,672	$(32,094,209)	$(11,641,442)

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

Emerald Bioscience, Inc. is a biopharmaceutical company located in Long Beach, California that plans to research, develop and commercialize therapeutics derived from cannabinoids through several license agreements with the University of Mississippi (“UM”). UM is the only entity federally permitted and licensed to cultivate cannabis for research purposes in the United States.

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

As of June 30, 2019, the Company has devoted substantially all its efforts to securing product licenses, carrying out research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years from potentially being able to do so.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since inception and as of June 30, 2019, had an accumulated deficit of $32,094,209, a stockholders’ deficit of $11,641,442 and a working capital deficit of $8,025,743. The Company anticipates that it will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical and clinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. As of June 30, 2019, the Company had cash in the amount of $2,807,826, as compared to $1,853,373 in cash as of December 31, 2018. This increase is primarily attributable to the proceeds of $4,000,000 from the Credit Agreement (defined below) with Emerald Health Sciences during the first quarter of 2019. However, without additional funding management believes that the Company will not have enough funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent on its ability to raise additional sufficient funding to cover operating expenses and to invest in research and development activities. On October 5, 2018, the Company entered into a Multi Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences (See Note 4). Under the Credit Agreement the Company can draw down up to $20,000,000 from time to time in principal amounts of at least $250,000. The drawdowns are subject to approval by the Company’s Board, which is controlled by the directors and principal executive officer of Emerald Health Sciences.

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or any future periods. The Condensed Consolidated Balance sheet as of December 31, 2018 was derived from the Company’s audited financial statements as of December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019. The unaudited financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 14, 2019, which includes a broader discussion of the Company’s business and the risks inherent therein.

Certain reclassifications have been made to prior year amounts to conform to the current period’s presentation. Such reclassifications had no net effect on total assets, total liabilities, total stockholders’ deficit, net losses and cash flows.

Use of Estimates

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Such estimates and judgments are utilized for stock-based compensation expense and equity securities, derivative liabilities and debt with embedded features.

Risks and Uncertainties

The Company’s operations are subject to a number of risks and uncertainties, including but not limited to, changes in the general economy, the size and growth of the potential markets for any of the Company’s product candidates, results of research and development activities, uncertainties surrounding regulatory developments in the United States and the Company’s ability to attract new funding.

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

The carrying values of our financial instruments, with the exception of the convertible multi draw credit agreement - related party and derivative liabilities, including, cash, prepaid expenses, accounts payable, and other current liabilities approximate their fair value due to the short maturities of these financial instruments. The derivative liabilities were valued on a recurring basis utilizing Level 3 inputs.

Advances under the convertible multi draw credit agreement - related party, noncurrent are not recorded at fair value. However, fair value can be approximated and disclosed utilizing Level 3 inputs and independent third-party valuation techniques (See Note 3). At June 30, 2019, the fair value of the advances under the Credit Agreement were estimated at $7,419,463. The carrying amount of the liability at June 30, 2019 is $3,102,036 and is included in Convertible multi draw credit agreement - related party, net of discount in the Company’s balance sheets.

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

The Company also follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported other (income) expense in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Warrants Issued in Connection with Financings

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, the Company records the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other (income) expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Earnings/ Loss Per Share of Common Stock

The Company applies FASB ASC No. 260, Earnings per Share. The basic earnings or net loss per share of common stock is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted earnings or net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, restricted stock subject to vesting, warrants to purchase common stock and common shares underlying convertible debt instruments were considered to be common stock equivalents. The following outstanding shares of common stock equivalents were excluded from the computation of diluted earnings per share of common stock for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2019	2018	2019	2018
Stock options	2,411,846	1,850,073	2,814,505	1,850,073
Unvested restricted stock	209,055	1,918,501	237,798	1,918,501
Common shares underlying convertible debt	-	-	11,722,222	-
Warrants	18,844,002	51,155,750	20,353,145	51,155,750

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-08 Collaborative Arrangements (Topic 808) intended to improve financial reporting around collaborative arrangements and align the current guidance under ASC 808 with ASC 606 Revenue from Contracts with Customers. The ASU affects all companies that enter into collaborative arrangements. The ASU clarifies when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and changes certain presentation requirements for transactions with collaborative arrangement participants that are not directly related to sales to third parties. For public companies, the standard is effective for fiscal years beginning after December 15, 2019 and interim periods therein. Earlier adoption is permitted for any annual or interim period for which consolidated financial statements have not yet been issued. The Company has not entered into any collaborative arrangements and therefore does not currently expect the adoption of this standard to have a material effect on its Condensed Consolidated Financial Statements. The Company plans to adopt this ASU either on the effective date of January 1, 2020 or possibly in an earlier period if a collaborative arrangement is entered. Upon adoption, the Company will utilize the retrospective transition approach, as prescribed within this ASU.

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

Warrants vested and outstanding as of June 30, 2019 are summarized as follows:

			Amount
	Exercise	Term	Vested and
Source	Price	(Years)	Outstanding
Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-$5.00	5-10	442,000
2015 Series B Financing
Common Stock Warrants to Series B Stockholders	$0.00	5	1,031,250
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Common Stock Warrants to Placement Agent	$0.40	5	125,000
2017 Series D Common Stock Warrants to Placement Agent	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	44,200,000
Emerald Multi Draw Credit Agreement Warrants	$0.50	5	7,500,000
Total warrants vested and outstanding as of June 30, 2019			57,943,250

Emerald Multi Draw Credit Agreement Warrants

During the six months ended June 30, 2019, the Company issued 5,000,000 fully vested common stock warrants to Emerald Health Sciences, in conjunction with advances under the Credit Agreement discussed below (See Note 4). The warrants are equity classified at issuance and the Company allocated an aggregate of $716,110 of the gross proceeds to the warrants on a relative fair value basis. The proceeds allocated to the warrants were recorded as discounts to each advance and are being amortized over the term of the debt. The warrants vested immediately and had an estimated aggregate fair value of $1,830,573 utilizing the Black-Scholes option pricing model with the following assumptions:

At Issuance
Dividend yield	0.00%
Volatility factor	91.6-92.1%
Risk-free interest rate	2.23-2.51%
Expected term (years)	5.0
Underlying common stock price	$0.33-0.69

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

Derivative Liabilities

The following tables summarize the activity of derivative liabilities for the periods indicated:

	Six Months Ended June 30, 2019
	December 31, 2018, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	June 30, 2019, Fair Value of Derivative Liabilities
Emerald Multi Draw Credit Agreement - compound derivative liability (1)	$219,453	$516,058	$(219,134)	$-	$516,377
Emerald Financing - warrant liability (2)	15,251,413	-	(4,887,929)	-	10,363,484
Series B - warrant liability (3)	487,500	-	(44,061)	(144,375)	299,064
Total derivative liabilities	$15,958,366	$516,058	$(5,151,124)	$(144,375)	$11,178,925
Less, noncurrent portion of derivative liabilities	(219,453)				(516,377)
Current balance of derivative liabilities	$15,738,913				$10,662,548

	Six Months Ended June 30, 2018
	December 31, 2017, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	June 30, 2018, Fair Value of Derivative Liabilities
Emerald Financing - warrant liability (2)	$-	$10,424,634	$(814,071)	$-	$9,610,563
Series B - warrant liability (3)	551,322	-	1,231,820	(1,301,866)	481,276
Emerald Convertible Promissory Note - conversion liability (4)	265,000	360,000	185,000	(810,000)	-
Series B Preferred Stock - conversion liability (5)	6,715	-	-	(6,715)	-
Total derivative liabilities	$823,037	$10,784,634	$602,749	$(2,118,581)	$10,091,839
Less, noncurrent portion of derivative liabilities	(551,322)				-
Current balance of derivative liabilities	$271,715				$10,091,839

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

Emerald Financing Warrant Liability (2)

In January and February 2018, the Company issued 44,200,000 warrants to purchase common stock in conjunction with the Emerald Financing discussed above. The warrants vest immediately and have an exercise price of $0.10 per share with a term of five years and are exercisable in cash or through a cashless exercise provision. The warrants contain an anti-dilution protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $0.10. The exercise price is automatically adjusted down to the price of the instrument being issued. In addition, the warrants contain a contingent put option if the Company undergoes a subsequent financing that results in a change in control. The warrant holders also have the right to participate in subsequent financing transactions on an as-if converted basis.

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

The warrant liabilities have been valued using Monte Carlo simulations conducted at the closing dates of January 19, 2018 and February 16, 2018 and at the balance sheet dates using the following assumptions:

	June 30, 2019	December 31, 2018	At Issuance
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	90.4-90.8%	92.1-92.4%	70.0%
Risk-free interest rate	1.70%	2.49%	2.45-2.6 0%
Expected term (years)	3.56-3.64	4.05-4.13	5.0
Underlying common stock price	$0.29	$0.40	$ 0.29-0.30

Because fair value assigned to the warrants exceeded the proceeds received in the Emerald Financing, none of the consideration was allocated to common stock and the Company recorded an adjustment for the difference between the fair value of the warrant liabilities and the total proceeds received to other expense in the Condensed Consolidated Statements Comprehensive Income (Loss) for the six months ended June 30, 2018 as follows:

	Closing
	January 2018	February 2018	Total
Initial Fair Value of Emerald Financing Warrant Liability	$4,717,211	$5,707,423	$10,424,634
Less: Proceeds from Emerald Financing	1,500,000	1,750,000	3,250,000
Excess over proceeds adjustment	$3,217,211	$3,957,423	$7,174,634

In addition, because the aggregate proceeds were allocated to the fair value of the Emerald Financing warrant liability, issuance costs totaling $137,192 were charged to other expense during the six months ended June 30, 2018.

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

To compute the fair value of the warrants, the Company utilized the following assumptions in the Black Scholes Merton Option Pricing Model for the periods indicated:

	As of June 30, 2019	As of December 31, 2018
Dividend yield	0.00%	0.00%
Volatility factor	93.1%	93.0%
Risk-free interest rate	1.90%	2.79%
Expected term (years)	1.14	1.64-1.65
Weighted average fair value of warrants	$0.29	$0.40

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

	January 19, 2018	December 28, 2017
Dividend yield	0.00%	0.00%
Volatility factor	70.0%	70.0%
Risk-free interest rate	1.29%	1.39%
Expected term (years)	0.003	0.25
Underlying common stock price	$0.19	$0.15

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

Series B Preferred Stock Conversion Liability (5)

On August 20, 2015, in connection with the Redeemable Convertible Series B Preferred Stock financing, the Company bifurcated a conversion liability related to a down-round protection provided to the Series B investors. The value of this embedded derivative was determined utilizing a “with and without” method by valuing the Series B Preferred Stock with and without the down round protection. During the first fiscal quarter of 2018, all the remaining Series B Preferred Stock was converted to common stock and as a result, the Series B conversion liability was reduced to zero. The reduction of this liability totaling $6,715 was recorded to equity during the six months ended June 30, 2018.

4. Convertible Debt - Related Party

The Company’s Convertible Debt with Emerald Health Sciences consists of the following:

	As of June 30, 2019	As of December 31, 2018
Total principal value	$6,000,000	$2,000,000
Unamortized debt discount	(2,843,217)	(587,617)
Unamortized debt issuance costs	(54,747)	(51,423)
Carrying value of total convertible debt - related party	$3,102,036	$1,360,960
Less, noncurrent portion	(3,102,036)	(1,360,960)
Current convertible debt - related party	$-	$-

For the three and six months ended June 30, 2019 and 2018, the Company’s interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense – stated rate	$106,167	$-	$165,277	$3,100
Non-cash interest expense:
Amortization of debt discount	184,313	-	238,293	34,608
Amortization of transaction costs	3,485	-	6,458	-
	$293,965	$-	$410,028	$37,708

Multi Draw Credit Agreement

On October 5, 2018, the Company entered into the Credit Agreement with Emerald Health Sciences, a related party (See Note 8). The Credit Agreement provides for a credit facility to the Company of up to $20,000,000 and is unsecured. Advances under the Credit Agreement bear interest at an annual rate of 7% (payable quarterly in arrears) and mature on October 5, 2022. At Emerald Health Sciences’ election, advances and unpaid interest may be converted into common stock at a fixed conversion price of $0.40, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. As of June 30, 2019, the unused portion of the credit facility is $14,000,000.

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

During the six months ended June 30, 2019, the Company initiated two advances under Credit Agreement, each in the amount of $2,000,000, for an aggregate principal amount of $4,000,000, and the Company issued an aggregate of 5,000,000 warrants to Emerald Health Sciences (See Note 3). In accounting for the convertible advances and warrants issued under the Credit Agreement, an aggregate amount of $3,283,890 was allocated to the debt and $716,110 was allocated to equity classified warrants. A beneficial conversion feature of $1,584,850 and compound derivative liabilities of an aggregate of $516,058 have been recorded (See Note 3). Of the $516,058 in compound derivatives, $322,644 was recorded as other expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2019 as value of the beneficial conversion feature exceeded the proceeds allocated to the third draw.

Aggregate financing costs of $63,007 incurred in connection with the Credit Agreement have been recorded as a discount to the debt host and are being amortized using the effective interest rate method and recognized as non-cash interest expense over the term of the Credit Agreement.

As of June 30, 2019, the unamortized debt discount will be amortized over a remaining period of approximately 3.27 years. The fair value of the underlying shares of the convertible multi draw credit agreement was $4,350,000 at June 30, 2019. As of June 30, 2019, the if-converted value did not exceed the principal balance.

Secured Convertible Promissory Note

On December 28, 2017, the Company entered into a convertible Secured Promissory Note and Security Agreement with Emerald Health Sciences (the “Convertible Promissory Note”). The Convertible Promissory Note provided for aggregate gross proceeds to the Company of up to $900,000 and was secured by all the Company’s assets. Drawdowns on the Convertible Promissory Note were interest bearing at an annual rate of 12% (compounding semi-annually), payable at maturity. The Convertible Promissory Note matured upon the earlier of June 30, 2018 or upon a default event, as defined, and elected by Emerald Health Sciences. At Emerald Health Sciences’ election, drawdowns and unpaid interest were convertible into common stock at a conversion price of $0.10, subject to a full-ratchet antidilution right. The Convertible Promissory Note was automatically converted upon the occurrence of the private placement transaction with Emerald Health Sciences (the Emerald Financing) in January 2018.

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

On January 19, 2018, in conjunction with the Emerald Financing (See Note 5), the Convertible Promissory Note was automatically converted into common stock at a conversion price of $0.10 per share for 9,000,000 shares of common stock. Upon conversion, the debt and associated conversion liability were extinguished resulting in a loss on extinguishment of $590,392 which was recorded as other expense for the six months ended June 30, 2018. For the six months ended June 30, 2018, the effective interest rate related to the Convertible Promissory Note was 13.94%.

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

Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock, with a par value of $0.001 per share. As of June 30, 2019, there were no shares of preferred stock issued and outstanding.

During the six months ended June 30, 2018, all remaining Preferred Series B, D, and F shares that were previously issued and outstanding were converted to common stock.

6. Stock-Based Compensation

Stock Incentive Plan

On October 31, 2014, after the closing of the Merger, the Board approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan initially reserved 3,200,000 shares for future grants, and in October 2018, the Company increased the share reserve under the 2014 Plan to equal 10% of the number of issued and outstanding shares of common stock of the Company. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of June 30, 2019, the Company had 9,161,023 shares available for future grant under the 2014 Plan.

Stock Options

There was no option activity under the Company’s 2014 Plan during the three and six months ended June 30, 2019.

Restricted Stock Awards

There was no restricted stock award (“RSA”) activity under the Company’s 2014 Plan during the three and six months ended June 30, 2019.

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

Awards Granted Outside the 2014 Plan

Options

There was no option activity outside of the 2014 Plan during the three and six months ended June 30, 2019.

On May 25, 2018, the Company entered into Stock Option Agreement with Douglas Cesario, CFO, granting 1,195,073, stock options with an exercise price equal to $0.25 and a grant date fair market value of $200,172. The options vest 25% on July 23, 2018, and the remaining 75% vest 1/33 on each of the next 33 months thereafter. Options will fully vest upon a Triggering Event, including a Sale of the Company or a Merger that results in change of control.

Restricted Stock Awards

The following is a summary of RSA activity outside of the Company’s 2014 Plan during the six months ended June 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2018	900,000	$0.19

Granted	-	-
Released	(450,000)	0.19
Unvested, June 30, 2019	450,000	$0.19

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

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period. For the three months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $173,084 and $100,603, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss). For the six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation expense of $344,577 and $330,212, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss). The total amount of unrecognized compensation cost was $404,304 as of June 30, 2019. This amount will be recognized over a weighted average period of 0.92 years.

7. Significant Contracts - University of Mississippi

UM 5050 Pro-Drug and UM 8930 Analog Agreements

In July 2018, the Company renewed its ocular licenses for UM 5050, related to the pro-drug formulation of tetrahydrocannabinol (“THC”), and UM 8930, related to an analog formulation of cannabidiol (“CBD”). On May 24, 2019, the ocular delivery licenses were replaced by “all fields of use” licenses for both UM 5050 and UM 8930 (the “License Agreements”). Pursuant to these license agreements, UM granted the Company an exclusive, perpetual license, including, with the prior written consent of UM, the right to sublicense, to intellectual property related to UM 5050 and UM 8930 for all fields of use.

The License Agreements contain certain milestone payments, royalty and sublicensing fees payable by the Company, as defined therein. Each License Agreement provides for an annual maintenance fee of $75,000 payable on the anniversary of the effective date. The upfront payment for UM 5050 is $100,000 and the upfront payment for UM 8930 is $200,000. Additionally, there is also a $200,000 fee due within 30 days upon receipt of the first United States Patent and Trademark Office Notice of Allowance for UM 8930. The milestone payments payable for each license are as follows:

i)

$100,000 paid within 30 days following the submission of the first Investigational New Drug Application to the Food and Drug Administration or an equivalent application to a regulatory agency anywhere in the world, for a product;

ii)

$200,000 paid within 30 days following the first submission of an NDA, or an equivalent application to a regulatory agency anywhere in the world, for each product that is administered in a different route of administration from that of the early submitted product(s); and

iii)

$400,000 paid within 30 days following the approval of an NDA, or an equivalent application to a regulatory agency anywhere in the world, for each product that is administered in a different route of administration from that of the early approved product(s).

The royalty percentage due on net sales under each License Agreement is in the mid-single digits. The Company must also pay to UM a portion of all licensing fees received from any sublicensees, subject to a minimum royalty on net sales, and the Company is required to reimburse patent costs incurred by UM related to the licensed products. The royalty obligations apply by country and by licensed product, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, or 10 years after the first commercial sale of such licensed product in such country.

Each License Agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology or the expiration of our payment obligations under the License Agreement. UM may terminate each License Agreement, by giving written notice of termination, upon the Company’s material breach of the License Agreement, including failure to make payments or satisfy covenants, representations or warranties without cure, noncompliance, a bankruptcy event, the Company’s dissolution or cessation of operations, the Company’s failure to make reasonable efforts to commercialize at least one product or failure to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside the Company’s control, or the Company’s failure to meet certain pre-established development milestones. The Company may terminate each License Agreement upon 60 days’ written notice to UM.

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

We paid UM an upfront license fee under the license agreement. Under the license agreement, we are also responsible for annual maintenance fees that will be credited against royalties in the current fiscal year, contingent milestone payments upon achievement of development and regulatory milestones, and royalties on net sales of licensed products sold for commercial use. The aggregate milestone payments due under the license agreement if all the milestones are achieved is $700,000 and the royalty percentage due on net sales is in the mid-single digits. We must also pay UM a percentage of all licensing fees we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. Our royalty obligations apply on a country by country and licensed product by licensed product basis, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, or ten years after first commercial sale of such licensed product in such country.

The license agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology or expiration of our payment obligations under the license. UM may terminate the license agreement, effective upon giving notice, if: (a) we fail to pay any material amount payable to UM under the license agreement and do not cure such failure within 60 days after UM notifies us of such failure, (b) we materially breach any covenant, representation or warranty in the license agreement and do not cure such breach within 60 days after UM notifies us of such breach, (c) we fail to comply in any material respect with the terms of the license and do not cure such noncompliance within 60 days after UM notifies us of such failure, (d) we are subject to a bankruptcy event, (e) we dissolve or cease operations or (f) if after the first commercial sale of a product during the term of the license agreement, we materially fail to make reasonable efforts to commercialize at least one product or fail to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside our control. We may terminate the license agreement upon 60 days’ written notice to UM.

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

In February 2018, the Company entered into a separation and release agreement with K2C, which provided for a lump sum payment of $180,000 and the immediate vesting of 900,000 shares of restricted common stock granted on January 18, 2018, 325,000 shares of restricted common stock granted on October 20, 2015, and 125,000 options granted on November 21, 2014, in exchange for a release of claims and certain other agreements. During the six months ended June 30, 2018, the Company recognized additional stock-based compensation expense of $112,270 for these restricted stock and option awards.

For the three and six months ended June 30, 2018, total expense incurred under this agreement was $-0- and $220,000 (including the previously discussed lump sum payment), respectively. For the three and six months ended June 30, 2019, no expense was incurred under this agreement. Under the separation agreement, Mr. Lykos was allowed to participate in the Company’s health, death and disability insurance plans for six months subsequent to K2C’s separation.

Emerald Health Sciences

On February 1, 2018, the Company entered into an Independent Contractor Agreement with Emerald Health Sciences, pursuant to which Emerald Health Sciences agreed to provide such services as are mutually agreed between the Company and Emerald Health Sciences, including reimbursement for reasonable expenses incurred in the performance of the Independent Contractor Agreement. These services can include, but are not limited to, corporate advisory services and technical expertise in the areas of business development, marketing, investor relations, information technology and product development. The Independent Contractor Agreement has an initial term of 10 years and specifies compensation which is agreed upon between the Company’s Chief Executive Officer and Emerald Health Sciences’ Chairman, CEO and President on a month-to-month basis. The fee due under this agreement is payable on a monthly basis; however, if the Company is unable to make payments due to insufficient funds, then interest on the outstanding balance will accrue at a rate of 12% per annum, calculated semi-annually. Under this agreement, for the three months ended June 30, 2019 and 2018, the Company incurred expenses of $150,000 in each period. For the six months ended June 30, 2019 and 2018, the Company incurred expenses of $300,000 and $250,000, respectively.

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

9. Subsequent Events

Contract Manufacturer Change for THCVHS

The Company previously entered into a letter agreement with Albany Molecular Resarch, Inc. (“AMRI”), dated as of July 31, 2018, for the manufacture of THCVHS. On July 8, 2019, the Company notified AMRI of its intent to terminate the letter agreement, effective on August 7, 2019.

On August 7, 2019, the Company entered into a first amendment to the master development and clinical supply agreement dated as of February 25, 2019 (the “Noramco Agreement”), by and between the Company and Noramco, Inc. (“Noramco”) to manufacture THCVHS. CBDVHS was previously being manufactured pursuant to the Noramco Agreement. The Company will pay $257,800 upfront to add the manufacture of THCVHS to the Noramco Agreement and additional payments will be made upon Noramco shipping of the GMP active pharmaceutical ingredient to the Company. All other material terms of the Noramco Agreement remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and six months ended June 30, 2019 and 2018 (unaudited) and the year ended December 31, 2018 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise provided in this Quarterly Report, references to “we,” “us,” “our” and “Emerald Bioscience” in this discussion and analysis refer to Emerald Bioscience, Inc., a Nevada corporation formerly known as Nemus Bioscience, Inc. and Load Guard Logistics, Inc., together with its wholly-owned subsidiary, Nemus, a California corporation.

Overview

We are a biopharmaceutical company targeting the discovery, development, and the commercialization of cannabinoid-based therapeutics, through several license agreements with the University of Mississippi (“UM”). UM holds the only contract to cultivate cannabis for research purposes on behalf of the Federal Government of the United States since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts as well as the chemistry and physiology of cannabinoid molecules. We strive to serve as UM’s partner for the development and commercialization of cannabinoid-based therapeutics, and the realization of this partnership will depend on the successful development of these compounds through the regulatory requirements of drug approval agencies, like the FDA in the United States and the EMA in the European Union.

Effective March 25, 2019, we changed the Company’s name from Nemus Bioscience, Inc. to Emerald Bioscience, Inc.

Recent Events and Significant Contracts.

Expansion of UM 5050 and UM 8930 Licenses from Ocular Delivery Only to All Fields of Use

On May 24, 2019, we executed two restated and amended license agreements with UM which expanded our use of UM 5050, a pro-drug of tetrahydrocannabinol (“THC”), and UM 8930, an analog of cannabidiol (“CBD”), from ocular delivery only to all fields of use. Pursuant to these license agreements, we have exclusive, perpetual, worldwide licenses related to UM 5050 and UM 8930. Additionally, with the prior written consent of UM, we have the right to sublicense the licensed intellectual property.

The all fields use for tetrahydrocannabinol-valine-hemisuccinate (“THCVHS”), the proprietary prodrug of THC, is expected to allow the Company to explore related uses for the active moiety of the prodrug, namely THC. Independent in vitro and in vivo studies have demonstrated the potential use of THC in a variety of potential indications based on the ability of the cannabinoid to act as an anti-inflammatory, anti-fibrotic, and/or inhibitor of neovascularization. The Company has generated data related to these effects using an ex vivo human tissue model of the eye. The prodrug technology employed in THCVHS is designed to enhance the bioavailability and pharmacokinetic predictability of the active part of the molecule, once introduced into the body through routes of administration currently being considered by the development team. Given the positive data accumulated to date in studies of the nervous system tissue of the eye, the Company will likely explore central nervous system applications for THCVHS and possibly anti-inflammatory uses associated with diseases of auto-immune etiology. The Company expects to develop strategic collaborations to identify and advance these applications.

The all fields use of cannabinoid-valine-hemisuccinate (“CBDVHS”), the analog of CBD, is expected to permit the Company to expand research and development into organ systems outside of the ocular space. Potential disease targets over time could involve the central nervous system, the gastrointestinal tract, the endocrine/metabolic system, reproductive system diseases, or yet unrecognized opportunities. This bioengineered version of CBD is expected to enlarge the disease target pool by virtue of new routes of administration into the body, thereby enhancing bioavailability. The Company expects to develop strategic collaborations to identify and advance these applications.

NB1111

We continue to advance our lead drug candidate, NB1111, towards the first-in-human studies to be conducted in patients with glaucoma (Phase 1b-2a). In 2019, we achieved a number of milestones related to the research and development of NB1111, including:

•	Albany Molecular Research Inc. (“AMRI”) worked toward closing the synthesis validation pathway to manufacture cGMP API of THCVHS with validation of drug product purity. In turn, on April 30, 2019, we entered into an additional agreement with AMRI related to non-GMP synthesis of a demonstration batch of our pro-drug of THC. In August 2019, subsequent to the end of second quarter of 2019, our manufacturing agreement with AMRI for THCVHS that was executed in July 2018 was replaced by the agreement with Noramco discussed below.

•

On August 7, 2019, subsequent to the end of second quarter of 2019, the Company entered into a first amendment to the Noramco Agreement to manufacture THCVHS. CBDVHS was previously being manufactured pursuant to the Noramco Agreement. The Company will pay $257,800 upfront to add the manufacture of THCVHS to the Noramco Agreement and additional payments will be made upon Noramco shipping of the GMP active pharmaceutical ingredient to the Company. All other material terms of the Noramco Agreement remain the same.

•	In January 2019, we engaged RRD International, LLC (“RRD”) to provide strategic ophthalmic 505(b)(2) regulatory planning, prepare a Pre-IND meeting briefing book, and schedule and represent us at the Pre-IND meeting with the FDA. In May 2019, we executed a change order to extend our work with RRD as we continue to progress toward our Pre-IND meeting.

•	UM completed experiments showing that NB1111 was statistically superior in lowering intraocular pressure (“IOP”) compared to the prostaglandin-based therapy, latanoprost, the current standard-of-care for treating glaucoma. Significance was reached across multiple timepoints during a seven-day course of dosing using a validated rabbit normotensive ocular model and NB1111 exerted pharmacologic activity consistent with twice-daily dosing.

•	Glauconix Biosciences completed their pilot study to research the mechanism of action and IOP-lowering ability of THC when administered into an ex vivo model of a 3D-human trabecular meshwork using both healthy and glaucomatous-derived tissues. The Glauconix study validated the mechanism of action of NB1111 in lowering IOP, a defining disease process of hypertensive glaucoma. Additionally, biomarkers associated with inflammation and fibrosis in both normal and tissues affected by glaucoma were significantly decreased, pointing to anti-inflammatory and anti-fibrotic activities that are often associated with the cannabinoid class of molecules in other disease-states. Additionally, data revealed that biomarkers associated with neovascularization, a disease process of new blood vessel formation that can damage the retina in a variety of ocular diseases, was also inhibited by THC, prompting further study for the utility of this drug in diseases of the retina.

•	In January 2019, we executed an agreement with Pharmaceuticals International, Inc. (“PII”) to conduct studies to determine options for producing a sterile dosage form which can be dosed in humans in a clinical study. PII will conduct appropriate formulation studies to determine storage and processing options. Pursuant to the terms of the agreement, the Company paid $72,500 to initiate the project. After the initial evaluation, the Company has agreed to pay additional fees and expenses upon completion of certain milestones.

NB2222

NB2222 is the ocular formulation of our proprietary CBD analog. We have embarked on studies with UM exploring the utility of our drug candidate NB2222 as an eye drop nanoemulsion for the potential treatment and management of several eye diseases, including but not limited to, uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy.

In February 2019, we entered into the Noramco Agreement to provide manufacturing and product development services for the Company’s analog formulation of CBD. The Company paid $146,386 upfront and additional payments will be made upon Noramco shipping of the active pharmaceutical ingredient to the Company.

Additionally, in the second quarter of 2019, UM also completed pre-clinical experiments showing that NB2222 exhibited an ability to penetrate multiple chambers of the eye and reach the optic nerve. These findings support the therapeutic potential to provide ocular neuroprotection of retinal ganglion cells, an important goal in treating diseases which lead to vision loss. The data were published in the peer-reviewed Journal of Ocular Pharmacology and Therapeutics in a paper titled, “Analog Derivatization of Cannabidiol for Improved Ocular Permeation”.

NB3111

NB3111 is a proprietary cannabinoid cocktail currently undergoing testing as an anti-infective agent against multiple strains of antibiotic resistant bacteria, particularly methicillin-resistant Staphylococcus aureus (“MRSA”). These studies look to examine the utility of cannabinoid-based therapies against a variety of MRSA strains. We continue to plan to present data from these studies at an upcoming peer-reviewed scientific meeting focused on infectious diseases.

Critical Accounting Policy and Estimates.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements, convertible instruments, warrants issued in connection with financings, stock-based compensation expense, and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and determined that there were no changes to our critical accounting policies and estimates during the three and six months ended June 30, 2019.

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

Results of Operations

For the three months ended June 30, 2019 and 2018

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended June 30, 2019, our total operating expenses were $1,770,887 as compared to $1,080,190 for the three months ended June 30, 2018. The increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended June 30, 2019 were $688,041, which consisted of the upfront payments for the all fields of use licenses for UM 5050 and UM 8930, contract research and development fees paid to UM, regulatory consulting fees paid to RRD, and fees related contract manufacturing paid to AMRI and Noramco. There were no research and development expenses for the three months ended June 30, 2018.

General and administrative. General and administrative expenses for the three months ended June 30, 2019 were $1,082,846, which primarily consisted of salaries, stock compensation expense, general legal and patent related fees, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the three months ended June 30, 2018 were $1,080,190, which primarily consisted of the same components. General and administrative expenses remained relatively constant period over period.

Other expense (income). For the three months ended June 30, 2019, the Company had other income of $17,677,777 related primarily to the decrease in fair value of our derivative liabilities by $17,971,742 which was driven by the decrease in our stock price. We also realized additional interest expense for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 due to the amortization of the debt discount and interest payments associated with the outstanding balance under the Credit Agreement which was entered during the fourth quarter of 2018.

For the three months ended June 30, 2018, the Company had other expense of $1,580,168 which consisted of the change in fair value of derivative liabilities driven by an increase in our stock during that period.

Net income (loss) and comprehensive income (loss). For the three months ended June 30, 2019, we had net income of $15,905,290 as compared to a net loss of $2,662,000 for the three months ended June 30, 2018. The change from a net loss to net income was primarily attributable to a net increase in other income which was offset by an increase in our research and development expenses. We expect to incur net losses for the foreseeable future.

For the six months ended June 30, 2019 and 2018

Research and development. Research and development expenses for the six months ended June 30, 2019 were $1,009,026, which consisted of the upfront payments for the all fields of use licenses for UM 5050 and UM 8930, the annual license maintenance fee for UM 5070, contract research and development fees paid to UM and Glauconix, regulatory consulting fees paid to RRD, and fees related contract manufacturing paid to AMRI, Noramco and ElSohly Laboratories.

Research and development expenses for the six months ended June 30, 2018 were $25,000 which consisted of the annual license maintenance fee for UM 5070.

For the six months ended June 30, 2019, research and development expenses increased by $984,026, as compared to the six months ended June 30, 2018. The increase is primarily due to an increase in license fees, contract manufacturing expenses and contract research and development expenses, as the procurement of the Credit Agreement has allowed us to continue to focus on ramping up our research and development efforts.

General and administrative. General and administrative expenses for the six months ended June 30, 2019 were $2,276,928, which primarily consisted of salaries, stock compensation expense, general legal and patent related fees, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the six months ended June 30, 2018 were $2,306,551, which primarily consisted of the same components. General and administrative expenses remained relatively constant period over period.

Other expense (income). For the six months ended June 30, 2019, the Company had other income of $4,418,452 related primarily to the decrease in fair value of our derivative liabilities which was driven by the decrease in our stock price. In addition, we initiated drawdowns under the Credit Agreement which required us to bifurcate compound embedded derivatives and record an additional charge for the fair value of such instruments in excess of proceeds. We also realized additional interest expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 due to the amortization of the debt discount and interest payments associated with the outstanding balance under the Credit Agreement which was entered during the fourth quarter of 2018.

For the six months ended June 30, 2018, the Company had other expense of $8,542,600 which consisted of the following primary components:

•	$602,749 represented a net increase in fair value of our derivative liabilities for the six-month period ended June 30, 2018.
•	$7,174,634 represented a loss from the excess of the fair value of the warrants on the date of issuance over the proceeds received in the Emerald Financing transaction.
•	We recognized $590,392 and $34,608 from a loss on extinguishment and amortization of the discount, respectively, related to the Convertible debt – related party
•	$137,191 in financing costs related to the Emerald Financing transaction.

Net income (loss) and comprehensive income (loss). For the six months ended June 30, 2019, we had net income of $1,130,898 as compared to a net loss of $10,875,793 for the six months ended June 30, 2018. The change to net income from a net loss was primarily attributable to an increase in other income and offset by an increase in research and development expenses. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.

We have incurred operating losses and negative cash flows from operations since our inception and as of June 30, 2019, had an accumulated deficit of $32,094,209, a stockholders’ deficit of $11,641,442 and a working capital deficit of $8,025,743. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop several potential drug candidates into preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. We had cash of $2,807,826 as of June 30, 2019, as compared to $1,853,373 as of December 31, 2018. This increase is primarily attributable to the proceeds of $4,000,000 from the Credit Agreement with Emerald Health Sciences, as discussed below and in the notes to our financial statements. Without additional funding, management believes that we will not have enough funds to meet our obligations beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

On October 5, 2018, we secured a Credit Agreement with Emerald Health Sciences, providing for a credit facility of up to $20,000,000 to the Company. Under the Credit Agreement, we can draw up to $20,000,000 in advances from Emerald Health Sciences from time to time, each in a principal amount of at least $250,000. The advances are subject to approval by our Board, which is controlled by the directors and principal executive officer of Emerald Health Sciences. As of June 30, 2019, we have effected three drawdowns under the Credit Agreement, each in the amount of $2,000,000, for an aggregate principal amount of $6,000,000 in advances, and have issued to Emerald Health Sciences warrants to purchase an aggregate of 7,500,000 shares of common stock at an exercise price of $0.50 per share.

We filed a registration statement on Form S-1 on June 4, 2019, which has not yet been declared effective as of the date of this filing. Subject to market conditions, we expect to commence the sale of securities under the Form S-1 as soon as practicable after the registration statement is declared effective. The specific terms of the offering under the registration statement, if it occurs, will be established at the time of such offering. We cannot assure you that this offering will result in our raising additional capital on terms favorable to us or at all.

We intend to continue working toward identifying and obtaining new sources of financing. No assurances can be given that we will be successful in obtaining additional financing in the future. Any future financing that we may obtain may cause significant dilution to existing stockholders. Any debt financing or other financing of securities senior to common stock that we can obtain will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants would have a negative impact on our business, prospects, financial condition, results of operations and cash flows.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1*	Restated and Amended License Agreement, dated as of May 24, 2019, by and between the Company and University of Mississippi, School of Pharmacy (1)
10.2*	Restated and Amended License Agreement, dated as of May 24, 2019, by and between the Company and University of Mississippi, School of Pharmacy (1)
10.3*	First Amendment to Master Development and Clinical Supply Agreement, dated as of August 7, 2019, by and between the Company and Noramco, Inc. (2)
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

___________

(1) Included as exhibit to our Current Report on Form 8-K filed on May 29, 2019.

(2) Included as exhibit to our Current Report on Form 8-K filed on August 8, 2019.

+ Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

*

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets ("[****]") because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emerald Bioscience, Inc., a Nevada corporation

August 9, 2019	By:	/s/ Brian Murphy
Brian Murphy
	Its:	Chief Executive Officer (Principal Executive Officer)

August 9, 2019	By:	/s/ Doug Cesario
Doug Cesario
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

