Form 10-Q
period 2019-09-30
Emerald Bioscience, Inc.
filed 2019-11-14
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 12, 2019, there were 134,095,247 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)	(Note 1)
Current assets
Cash	$1,319,360	$1,853,373
Restricted cash	4,512	4,512
Prepaid expenses	395,441	93,193
Other current assets	3,375	2,609
Total current assets	1,722,688	1,953,687

Property and equipment, net	2,349	3,445
Total assets	$1,725,037	$1,957,132

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$206,930	$15,597
Other current liabilities	318,930	184,461
Derivative liabilities	13,737,783	15,738,913
Total current liabilities	14,263,643	15,938,971

Noncurrent liabilities
Convertible multi-draw credit agreement - related party, net of discount	3,296,249	1,360,960
Derivative liabilities, non-current	567,606	219,453
Total liabilities	18,127,498	17,519,384

Commitments and contingencies	-	-

Stockholders’ deficit
Convertible preferred stock, $0.001 par value; 20,000,000 shares authorized; none issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 134,095,247 issued and outstanding at September 30, 2019 and December 31, 2018	134,095	133,908
Additional paid-in-capital	20,488,778	17,528,947
Accumulated deficit	(37,025,334)	(33,225,107)
Total stockholders’ deficit	(16,402,461)	(15,562,252)
Total liabilities and stockholders’ deficit	$1,725,037	$1,957,132

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Operating expenses
Research and development	$513,004	$67,291	$1,522,031	$92,291
General and administrative	990,110	978,329	3,267,037	3,284,880
Total operating expenses	1,503,114	1,045,620	4,789,068	3,377,171

Operating loss	(1,503,114)	(1,045,620)	(4,789,068)	(3,377,171)

Other expense (income)
Change in fair value of derivative liabilities	3,126,464	1,050,729	(2,024,660)	1,653,477
Fair value of derivative liabilities in excess of proceeds	-	-	322,644	7,174,634
Financing transaction costs	-	-	-	137,192
Loss on extinguishment of secured convertible promissory note - related party	-	-	-	590,392
Interest expense	301,547	-	711,575	37,708
Interest income	-	-	-	(74)
	3,428,011	1,050,729	(990,441)	9,593,329

Loss before income taxes	(4,931,125)	(2,096,349)	(3,798,627)	(12,970,500)

Provision for income taxes	-	-	1,600	1,642

Net Loss and comprehensive loss	$(4,931,125)	$(2,096,349)	$(3,800,227)	$(12,972,142)

Loss per common share:
Basic	$(0.04)	$(0.02)	$(0.03)	$(0.11)
Diluted	$(0.04)	$(0.02)	$(0.03)	$(0.11)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	133,001,746	131,445,057	132,885,675	117,434,563
Diluted	133,001,746	131,445,057	167,690,989	117,434,563

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(3,800,227)	$(12,972,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,096	1,178
Loss on disposal of assets	-	804
Stock-based compensation expense	514,683	484,720
Change in fair value of derivative liabilities	(2,024,660)	1,653,477
Fair value of derivative liabilities in excess of proceeds	322,644	7,174,634
Loss on extinguishment of secured convertible promissory note - related party	-	590,392
Amortization of debt discount	438,964	34,608
Changes in assets and liabilities:
Prepaid expenses	(302,248)	194,906
Other current assets	(766)	(2,609)
Accounts payable	191,333	(55,418)
Accounts payable to related party	-	15,000
Other current liabilities	134,469	(48,407)
Net cash used in operating activities	(4,524,712)	(2,928,857)

Cash flows from investing activities:
Purchases of property and equipment	-	(4,385)
Net cash used in investing activities	-	(4,385)

Cash flows from financing activities:
Proceeds from Common stock issuance, net of $16,901 issuance costs	-	3,233,099
Proceeds from Series B warrant exercises	-	98,700
Proceeds from secured convertible promissory note - related party	-	400,000
Proceeds from convertible multi-draw credit agreement, net of $9,301 issuance costs	3,990,699	-
Net cash provided by financing activities	3,990,699	3,731,799

Net (decrease) increase in cash and restricted cash	(534,013)	798,557

Cash and restricted cash, beginning of period	$1,857,885	$264,383

Cash and restricted cash, end of period	$1,323,872	$1,062,940

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$1,319,360	$1,058,438
Restricted cash	4,512	4,502
Total cash and restricted cash shown in the condensed consolidated statements of cash flows	$1,323,872	$1,062,940

Cash paid during the period for:
Interest	$272,611	$-
Income taxes	1,600	1,642

Supplemental disclosures of non-cash financing activities:
Conversion of outstanding preferred stock into common stock	$-	$1,947,227
Conversion of outstanding preferred stock subject to redemption into common stock	-	828,916
Reclassification of warrant liabilities to equity from exercise of warrants	144,375	1,333,866
Fair value of common stock issued in extinguishment of convertible debt	-	1,710,000
Fair value of warrants issued in connection with financings	-	10,424,634
Proceeds allocated to equity classified warrants issued with convertible multi-draw credit agreement	716,110	-
Fair value of compound derivative liability bifurcated from convertible multi-draw credit agreement	193,414	-
Beneficial conversion feature on convertible multi-draw credit agreement	1,584,850	-

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Convertible		Convertible		Redeemable Convertible		Stockholders' Deficit
	Series F Preferred Stock		Series D Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance, January 1, 2018	2,000	$1,777,781	200	$169,447	2,834	$822,201	33,622,829	$33,623	$10,427,742	$(14,030,871)	$(3,569,506)

Stock-based compensation expense	-	-	-	-	-	-	2,500,000	2,500	227,109	-	229,609

Issuance of common stock net of issuance costs of $16,900	-	-	-	-	-	-	32,500,000	32,500	(32,500)	-	-

Conversion of Series B Preferred Stock and conversion liability into common stock at $0.10 and $0.001 per share	-	-	-	-	(2,834)	(822,201)	28,385,000	28,385	800,530	-	828,915

Conversion of Series D Preferred Stock to common stock at $0.10 per share	-	-	(200)	(169,447)	-	-	2,000,000	2,000	167,447	-	169,447

Conversion of Series F Preferred Stock to common stock at $0.10 per share	(2,000)	(1,777,781)	-	-	-	-	20,000,000	20,000	1,757,781	-	1,777,781

Conversion of secured convertible promissory note - related party and accrued interest	-	-	-	-	-	-	9,000,000	9,000	1,691,878	-	1,700,878

Series B warrant exercises	-	-	-	-	-	-	4,406,250	4,406	1,318,284	-	1,322,690

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	-	-	(8,213,793)	(8,213,793)

Balance, March 31, 2018	-	$-	-	$-	-	$-	132,414,079	$132,414	$16,358,271	$(22,244,664)	$(5,753,979)

Stock-based compensation expense	-	-	-	-	-	-	-	-	100,603	-	100,603

Common stock issuance costs paid of $7,778	-	-	-	-	-	-	-	-	(7,778)	-	(7,778)

Series B warrant exercises	-	-	-	-	-	-	287,500	288	77,587	-	77,875

Net loss for the three months ended June 30, 2018	-	-	-	-	-	-	-	-	-	(2,662,000)	(2,662,000)

Balance, June 30, 2018	-	$-	-	$-	-	$-	132,701,579	$132,702	$16,528,683	$(24,906,664)	$(8,245,279)

Stock-based compensation expense	-	-	-	-	-	-	643,501	643	153,865	-	154,508

Series B warrant exercises	-	-	-	-	-	-	100,000	100	31,900	-	32,000

Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	-	-	(2,096,349)	(2,096,349)

Balance, September 30, 2018	-	$-	-	$-	-	$-	133,445,080	$133,445	$16,714,448	$(27,003,013)	$(10,155,120)

	Convertible		Convertible		Redeemable Convertible		Stockholders' Deficit
	Series F Preferred Stock		Series D Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amounts	Shares	Amounts	Shares	Amounts	Shares	Amounts	Capital	Deficit	Deficit
Balance, January 1, 2019	-	$-	-	$-	-	$-	133,907,747	$133,908	$17,528,947	$(33,225,107)	$(15,562,252)

Stock-based compensation expense	-	-	-	-	-	-	-	-	171,493	-	171,493

Warrants issued in connection with convertible multi-draw credit agreement, related party	-	-	-	-	-	-	-	-	716,110	-	716,110

Beneficial conversion feature in connection with convertible multi-draw credit agreement - related party	-	-	-	-	-	-	-	-	1,584,850	-	1,584,850

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	-	-	(14,774,392)	(14,774,392)

Balance, March 31, 2019	-	$-	-	$-	-	$-	133,907,747	$133,908	$20,001,400	$(47,999,499)	$(27,864,191)

Stock-based compensation expense	-	-	-	-	-	-	-	-	173,084	-	173,084

Series B warrant exercises	-	-	-	-	-	-	187,500	187	144,188	-	144,375

Net income for the three months ended June 30, 2019	-	-	-	-	-	-	-	-	-	15,905,290	15,905,290

Balance, June 30, 2019	-	$-	-	$-	-	$-	134,095,247	$134,095	$20,318,672	$(32,094,209)	$(11,641,442)

Stock-based compensation expense	-	-	-	-	-	-	-	-	170,106	-	170,106

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	-	-	(4,931,125)	(4,931,125)

Balance, September 30, 2019	-	$-	-	$-	-	$-	134,095,247	$134,095	$20,488,778	$(37,025,334)	$(16,402,461)

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

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

In August 2019, the Company formed a new subsidiary in Australia, EMBI Australia Pty Ltd., an Australian proprietary limited company (“EMBI Australia”), in order to qualify for the Australian government’s research and development tax credit for research and development dollars spent in Australia. The primary purpose of EMBI Australia is to conduct clinical trials for the Company’s product candidates.

On February 11, 2019, the Company’s Board of Directors (the “Board”) and majority stockholder unanimously approved an amendment to the Company’s articles of incorporation to change the name of the Company to Emerald Bioscience, Inc. Effective March 25, 2019, the Company filed a Certificate of Amendment with the Nevada Secretary of State changing the Company’s name to Emerald Bioscience, Inc.

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

As of September 30, 2019, the Company has devoted substantially all its efforts to securing product licenses, carrying out research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years from potentially being able to do so.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since inception and as of September 30, 2019, had an accumulated deficit of $37,025,334, a stockholders’ deficit of $16,402,461 and a working capital deficit of $12,540,955. The Company anticipates that it will continue to incur net losses into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical and clinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. As of September 30, 2019, the Company had cash in the amount of $1,319,360, as compared to $1,853,373 in cash as of December 31, 2018. During the nine months ended September 30, 2019, the Company received net cash proceeds of $3,990,699 from the Credit Agreement (defined below) with Emerald Health Sciences. However, the Company’s cash balance as of September 30, 2019, including the cash balance as of December 31, 2018 and the net cash proceeds from the Credit Agreement, has been offset by cash used in operating activities of $4,524,712 for the nine months ended September 30, 2019. The Company had operating cash outflows primarily due to net loss from operations and a non-cash adjustment to add back the gain from the change in the fair value of derivative liabilities. Without additional funding, management believes that the Company will not have enough funds to meet its obligations within one year from the date the Condensed Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or any future periods. The Condensed Consolidated Balance sheet as of December 31, 2018 was derived from the Company’s audited financial statements as of December 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2019. The unaudited financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which includes a broader discussion of the Company’s business and the risks inherent therein.

Certain reclassifications have been made to prior year amounts to conform to the current period’s presentation. Such reclassifications had no net effect on total assets, total liabilities, total stockholders’ deficit, net losses and cash flows.

Use of Estimates

The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Such estimates and judgments are utilized for stock-based compensation expense and equity securities, derivative liabilities and debt with embedded features.

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

The carrying values of the Company’s financial instruments, with the exception of the convertible multi draw credit agreement - related party and derivative liabilities, including, cash, prepaid expenses, accounts payable, and other current liabilities approximate their fair value due to the short maturities of these financial instruments. The derivative liabilities were valued on a recurring basis utilizing Level 3 inputs.

Advances under the convertible multi draw credit agreement - related party, noncurrent are not recorded at fair value. However, fair value can be approximated and disclosed utilizing Level 3 inputs and independent third-party valuation techniques (See Note 3). At September 30, 2019, the fair value of the advances under the Credit Agreement were estimated at $8,247,319. The carrying amount of the liability at September 30, 2019 was $3,296,249 and is included in Convertible multi draw credit agreement - related party, net of discount in the Company’s balance sheets.

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

The Company also follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported other (income) expense in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

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

Warrants Issued in Connection with Financings

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, the Company records the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other (income) expense in the Condensed Consolidated Statements of Comprehensive Loss.

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

Research and Development Expenses and Licensed Technology

Research and development costs are expensed when incurred. These costs may consist of external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants; license fees; employee-related expenses, which include salaries and benefits for the personnel involved in the Company’s preclinical and clinical drug development activities; and facilities expense, depreciation and other allocated expenses; and equipment and laboratory supplies.

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

•	Dividends - The dividend yield assumption is based on the Company’s history and expectation of paying no dividends in the foreseeable future.

Earnings/ Loss Per Share of Common Stock

The Company applies FASB ASC No. 260, Earnings per Share. The basic earnings or net loss per share of common stock is computed by dividing loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted earnings or net loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, convertible preferred stock, options to purchase common stock, restricted stock subject to vesting, warrants to purchase common stock and common shares underlying convertible debt instruments are considered common stock equivalents.

The computations of basic and diluted net loss per common share are as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2019	2018	2019	2018
Basic net loss per share:
Net loss	$(4,931,125)	$(2,096,349)	$(3,800,227)	$(12,972,142)
Weighted average common shares outstanding – basic	133,001,746	131,445,057	132,885,675	117,434,563
Net loss per share - basic	$(0.04)	$(0.02)	$(0.03)	$(0.11)

Diluted net loss per share:
Net loss (as adjusted)	$(4,931,125)	$(2,096,349)	$(5,656,982)	$(12,972,142)
Weighted average common shares outstanding – diluted	133,001,746	131,445,057	167,690,989	117,434,563
Net loss per share - diluted	$(0.04)	$(0.02)	$(0.03)	$(0.11)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted earnings per share of common stock for the periods presented because including them would have been antidilutive:

	As of Three Months Ended September 30, (Unaudited)		As of Nine Months Ended September 30, (Unaudited)
	2019	2018	2019	2018
Stock options	4,512,715	1,850,073	4,512,715	1,850,073
Unvested restricted stock	1,093,501	1,918,501	1,093,501	1,918,501
Common shares underlying convertible debt	15,000,000	-	15,000,000	-
Warrants	57,943,250	51,055,750	23,137,935	51,055,750

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

Warrants vested and outstanding as of September 30, 2019 are summarized as follows:

			Amount
	Exercise	Term	Vested and
Source	Price	(Years)	Outstanding
Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-5.00	5-10	442,000
Common Stock Warrants to Series B Stockholders	$0.00	5	1,031,250
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Common Stock Warrants to Placement Agent	$0.40	5	125,000
2017 Series D Common Stock Warrants to Placement Agent	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	44,200,000
Emerald Multi Draw Credit Agreement Warrants	$0.50	5	7,500,000
Total warrants vested and outstanding as of September 30, 2019			57,943,250

Emerald Multi Draw Credit Agreement Warrants

During the nine months ended September 30, 2019, the Company issued 5,000,000 fully vested common stock warrants to Emerald Health Sciences, in conjunction with advances under the Credit Agreement discussed below (See Note 4). The warrants are equity classified at issuance and the Company allocated an aggregate of $716,110 of the gross proceeds to the warrants on a relative fair value basis. The proceeds allocated to the warrants were recorded as discounts to each advance and are being amortized over the term of the debt. The warrants vested immediately and had an estimated aggregate fair value of $1,830,573 utilizing the Black-Scholes option pricing model with the following assumptions:

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

Derivative Liabilities

The following tables summarize the activity of derivative liabilities for the periods indicated:

	Nine Months Ended September 30, 2019
	December 31, 2018, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	September 30, 2019, Fair Value of Derivative Liabilities
Emerald Multi Draw Credit Agreement - compound derivative liability (1)	$219,453	$516,058	$(167,905)	$-	$567,606
Emerald Financing - warrant liability (2)	15,251,413	-	(1,895,193)	-	13,356,220
Series B - warrant liability (3)	487,500	-	38,438	(144,375)	381,563
Total derivative liabilities	$15,958,366	$516,058	$(2,024,660)	$(144,375)	$14,305,389
Less, noncurrent portion of derivative liabilities	(219,453)				(567,606)
Current balance of derivative liabilities	$15,738,913				$13,737,783

	Nine Months Ended September 30, 2018
	December 31, 2017, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	September 30, 2018, Fair Value of Derivative Liabilities
Emerald Financing - warrant liability (2)	$-	$10,424,634	$192,808	$-	$10,617,442
Series B - warrant liability (3)	551,322	-	1,275,669	(1,333,866)	493,125
Emerald Convertible Promissory Note - conversion liability (4)	265,000	360,000	185,000	(810,000)	-
Series B Preferred Stock - conversion liability (5)	6,715	-	-	(6,715)	-
Total derivative liabilities	$823,037	$10,784,634	$1,653,477	$(2,150,581)	$11,110,567
Less, noncurrent portion of derivative liabilities	(551,322)				-
Current balance of derivative liabilities	$271,715				$11,110,567

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

The warrant liabilities have been valued using Monte Carlo simulations conducted at the closing dates of January 19, 2018 and February 16, 2018 and at the balance sheet dates using the following assumptions:

	September 30, 2019	December 31, 2018	At Issuance
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	81.9-82.1%	92.1-92.4%	70.0%
Risk-free interest rate	1.56%	2.49%	2.45-2.60%
Expected term (years)	3.31-3.38	4.05-4.13	5.0
Underlying common stock price	$0.37	$0.40	$0.29-0.30

Because fair value assigned to the warrants exceeded the proceeds received in the Emerald Financing, none of the consideration was allocated to common stock and the Company recorded an adjustment for the difference between the fair value of the warrant liabilities and the total proceeds received to other expense in the Condensed Consolidated Statements Comprehensive Loss for the nine months ended September 30, 2018 as follows:

	Closing
	January 2018	February 2018	Total
Initial Fair Value of Emerald Financing Warrant Liability	$4,717,211	$5,707,423	$10,424,634
Less: Proceeds from Emerald Financing	1,500,000	1,750,000	3,250,000
Excess over proceeds adjustment	$3,217,211	$3,957,423	$7,174,634

In addition, because the aggregate proceeds were allocated to the fair value of the Emerald Financing warrant liability, issuance costs totaling $137,192 were charged to other expense during the nine months ended September 30, 2018.

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

To compute the fair value of the warrants, the Company utilized the following assumptions in the Black Scholes Merton Option Pricing Model for the periods indicated:

	As of September 30, 2019	As of December 31, 2018
Dividend yield	0.00%	0.00%
Volatility factor	79.4%	93.0%
Risk-free interest rate	1.75%	2.79%
Expected term (years)	0.89	1.64-1.65
Underlying common stock price	$0.37	$0.40

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

Series B Preferred Stock Conversion Liability (5)

On August 20, 2015, in connection with the Redeemable Convertible Series B Preferred Stock financing, the Company bifurcated a conversion liability related to a down-round protection provided to the Series B investors. The value of this embedded derivative was determined utilizing a “with and without” method by valuing the Series B Preferred Stock with and without the down round protection. During the first fiscal quarter of 2018, all the remaining Series B Preferred Stock was converted to common stock and as a result, the Series B conversion liability was reduced to zero. The reduction of this liability totaling $6,715 was recorded to equity during the nine months ended September 30, 2018.

4. Convertible Debt - Related Party

The Company’s Convertible Debt with Emerald Health Sciences consists of the following:

	As of September 30, 2019	As of December 31, 2018
Total principal value	$6,000,000	$2,000,000
Unamortized debt discount	(2,652,112)	(587,617)
Unamortized debt issuance costs	(51,639)	(51,423)
Carrying value of total convertible debt - related party	$3,296,249	$1,360,960
Less, noncurrent portion	(3,296,249)	(1,360,960)
Current convertible debt - related party	$-	$-

The Company’s interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense – stated rate	$107,334	$-	$272,611	$3,100
Non-cash interest expense:
Amortization of debt discount	190,886	-	429,355	34,608
Amortization of transaction costs	3,327	-	9,609	-
	$301,547	$-	$711,575	$37,708

Multi Draw Credit Agreement

On October 5, 2018, the Company entered into the Credit Agreement with Emerald Health Sciences, a related party (See Note 8). The Credit Agreement provides for a credit facility to the Company of up to $20,000,000 and is unsecured. Advances under the Credit Agreement bear interest at an annual rate of 7% (payable quarterly in arrears) and mature on October 5, 2022. At Emerald Health Sciences’ election, advances and unpaid interest may be converted into common stock at a fixed conversion price of $0.40, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. As of September 30, 2019, the unused portion of the credit facility is $14,000,000.

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

During the nine months ended September 30, 2019, the Company initiated two advances under Credit Agreement, each in the amount of $2,000,000, for an aggregate principal amount of $4,000,000, and the Company issued an aggregate of 5,000,000 warrants to Emerald Health Sciences (See Note 3). In accounting for the convertible advances and warrants issued under the Credit Agreement, an aggregate amount of $3,283,890 was allocated to the debt and $716,110 was allocated to equity classified warrants. A beneficial conversion feature of $1,584,850 and compound derivative liabilities of an aggregate of $516,058 have been recorded (See Note 3). Of the $516,058 in compound derivatives, $322,644 was recorded as other expense in the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2019 as the value of the beneficial conversion feature exceeded the proceeds allocated to the third draw.

Aggregate financing costs of $63,007 incurred in connection with the Credit Agreement have been recorded as a discount to the debt host and are being amortized using the effective interest rate method and recognized as non-cash interest expense over the term of the Credit Agreement.

As of September 30, 2019, the unamortized debt discount will be amortized over a remaining period of approximately 3.02 years. The fair value of the underlying shares of the convertible multi draw credit agreement was $5,550,000 at September 30, 2019. As of September 30, 2019, the if-converted value did not exceed the principal balance.

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

On January 19, 2018, in conjunction with the Emerald Financing (See Note 5), the Convertible Promissory Note was automatically converted into common stock at a conversion price of $0.10 per share for 9,000,000 shares of common stock. Upon conversion, the debt and associated conversion liability were extinguished resulting in a loss on extinguishment of $590,392 which was recorded as other expense for the nine months ended September 30, 2018. For the nine months ended September 30, 2018, the effective interest rate related to the Convertible Promissory Note was 13.94%.

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

Preferred Stock

The Company has 20,000,000 authorized shares of preferred stock, with a par value of $0.001 per share. As of September 30, 2019, there were no shares of preferred stock issued and outstanding.

During the nine months ended September 30, 2018, all remaining Preferred Series B, D, and F shares that were previously issued and outstanding were converted to common stock.

6. Stock-Based Compensation

Stock Incentive Plan

On October 31, 2014, after the closing of the Merger, the Board approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan initially reserved 3,200,000 shares for future grants, and in October 2018, the Company increased the share reserve under the 2014 Plan to equal 10% of the number of issued and outstanding shares of common stock of the Company. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of September 30, 2019, the Company had 8,248,381 shares available for future grant under the 2014 Plan.

Stock Options

The following is a summary of option activities under the Company’s 2014 Plan for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding, December 31, 2018	2,405,000	$0.33	8.71

Granted	1,262,642	0.30
Cancelled	(196,875)	0.26
Forfeited	(153,125)	0.26
Outstanding, September 30, 2019	3,317,642	$0.33	8.59
Exercisable, September 30, 2019	1,807,333	$0.43	7.90

During the nine months ended September 30, 2019, no stock options were exercised. The weighted-average fair value of stock options granted during the nine months ended September 30, 2019 was $0.22. No options were granted to non-employees during the three and nine months ended September 30, 2019.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

Nine Months Ended September 30, 2019
Dividend yield	0.00%
Risk-free interest rate	1.49%
Expected term (years)	5.65
Volatility	93.72%

Restricted Stock Awards

There was no restricted stock award (“RSA”) activity under the Company’s 2014 Plan during the three and nine months ended September 30, 2019.

On February 28, 2018, in conjunction with the signing of the K2C separation agreement discussed in Note 8 below, Mr. Lykos’ RSAs amounting to 325,000 shares vested immediately resulting in a Type III award modification and a credit to stock compensation of $98,042 for the nine months ended September 30, 2018 due to a lower fair value of those shares as of the modification date.

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

Awards Granted Outside the 2014 Plan

Options

There was no option activity outside of the 2014 Plan during the three and nine months ended September 30, 2019.

On May 25, 2018, the Company entered into Stock Option Agreement with Douglas Cesario, CFO, granting 1,195,073, stock options with an exercise price equal to $0.25 and a grant date fair market value of $200,172. The options vest 25% on July 23, 2018, and the remaining 75% vest 1/33 on each of the next 33 months thereafter. Options will fully vest upon a Triggering Event (as defined in the Stock Option Agreement), including a Sale of the Company (as defined in the Stock Option Agreement) or a Merger (as defined in the Stock Option Agreement) that results in change of control.

Restricted Stock Awards

The following is a summary of RSA activity outside of the Company’s 2014 Plan during the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2018	900,000	$0.19

Granted	-	-
Released	(450,000)	0.19
Unvested, September 30, 2019	450,000	$0.19

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

Stock-Based Compensation Expense

The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period. For the three months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $170,106 and $154,508, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the Condensed Consolidated Statements of Comprehensive Loss. For the nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation expense of $514,683 and $484,720, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the Condensed Consolidated Statements of Comprehensive Loss. The total amount of unrecognized compensation cost was $478,442 as of September 30, 2019. This amount will be recognized over a weighted average period of 0.99 years.

7. Significant Contracts - University of Mississippi

UM 5050 Pro-Drug and UM 8930 Analog Agreements

In July 2018, the Company renewed its ocular licenses for UM 5050, related to the pro-drug formulation of tetrahydrocannabinol (“THC”), and UM 8930, related to an analog formulation of cannabidiol (“CBD”). On May 24, 2019, the ocular delivery licenses were replaced by “all fields of use” licenses for both UM 5050 and UM 8930 (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted the Company an exclusive, perpetual license, including, with the prior written consent of UM, the right to sublicense, to intellectual property related to UM 5050 and UM 8930 for all fields of use.

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

Each License Agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology or the expiration of the Company’s payment obligations under such License Agreement. UM may terminate each License Agreement, by giving written notice of termination, upon the Company’s material breach of such License Agreement, including failure to make payments or satisfy covenants, representations or warranties without cure, noncompliance, a bankruptcy event, the Company’s dissolution or cessation of operations, the Company’s failure to make reasonable efforts to commercialize at least one product or failure to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside the Company’s control, or the Company’s failure to meet certain pre-established development milestones. The Company may terminate each License Agreement upon 60 days’ written notice to UM.

UM 5070 License Agreement

In January 2017, the Company entered into a license agreement with UM pursuant to which UM granted us an exclusive, perpetual license, including the right to sublicense, to intellectual property related to a platform of cannabinoid-based molecules (“UM 5070”), to research, develop and commercialize products for the treatment of infectious diseases. The license agreement culminates roughly one year of screening and target molecule identification studies especially focused on therapy-resistant infectious organisms like Methicillin-resistant Staphylococcus aureus (“MRSA”).

The Company paid UM an upfront license fee under the license agreement. Under the license agreement, the Company is also responsible for annual maintenance fees that will be credited against royalties in the current fiscal year, contingent milestone payments upon achievement of development and regulatory milestones, and royalties on net sales of licensed products sold for commercial use. The aggregate milestone payments due under the license agreement if all the milestones are achieved is $700,000 and the royalty percentage due on net sales is in the mid-single digits. The Company must also pay to UM a percentage of all licensing fees we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. The Company’s royalty obligations apply on a country by country and licensed product by licensed product basis, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, or ten years after first commercial sale of such licensed product in such country.

The license agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology or expiration of the Company’s payment obligations under the license. UM may terminate the license agreement, effective with the giving of notice, if: (a) the Company fails to pay any material amount payable to UM under the license agreement and do not cure such failure within 60 days after UM notifies us of such failure, (b) the Company materially breaches any covenant, representation or warranty in the license agreement and do not cure such breach within 60 days after UM notifies the Company of such breach, (c) the Company fails to comply in any material respect with the terms of the license and do not cure such noncompliance within 60 days after UM notifies us of such failure, (d) the Company is subject to a bankruptcy event, (e) the Company dissolves or ceases operations or (f) if after the first commercial sale of a product during the term of the license agreement, the Company materially fails to make reasonable efforts to commercialize at least one product or fail to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside of the Company’s control. The Company may terminate the license agreement upon 60 days’ written notice to UM.

8. Related Party Matters

K2C, Inc.

In June 2014, the Company’s U.S. subsidiary entered into an independent contractor agreement with K2C, Inc. (“K2C”), which is wholly owned by the Company’s former Executive Chairman and Co-Founder, Mr. Cosmas N. Lykos, pursuant to which the Company paid K2C a monthly fee for services performed by Mr. Lykos for the Company. The agreement expired on June 1, 2017 and was automatically renewed for one year pursuant to the terms of the agreement. The monthly fee under the agreement was $10,000 and increased to $20,000 effective April 1, 2017.

In February 2018, the Company entered into a separation and release agreement with K2C, which provided for a lump sum payment of $180,000 and the immediate vesting of 900,000 shares of restricted common stock granted on January 18, 2018, 325,000 shares of restricted common stock granted on October 20, 2015, and 125,000 options granted on November 21, 2014, in exchange for a release of claims and certain other agreements. During the nine months ended September 30, 2018, the Company recognized additional stock-based compensation expense of $112,270 for these restricted stock and option awards.

For the three and nine months ended September 30, 2018, total expense incurred under this agreement was $-0- and $220,000 (including the previously discussed lump sum payment), respectively. For the three and nine months ended September 30, 2019, no expense was incurred under this agreement. Under the separation agreement, Mr. Lykos was allowed to participate in the Company’s health, death and disability insurance plans for six months subsequent to K2C’s separation.

Emerald Health Sciences

On February 1, 2018, the Company entered into an Independent Contractor Agreement with Emerald Health Sciences, pursuant to which Emerald Health Sciences agreed to provide such services as are mutually agreed between the Company and Emerald Health Sciences, including reimbursement for reasonable expenses incurred in the performance of the Independent Contractor Agreement. These services can include, but are not limited to, corporate advisory services and technical expertise in the areas of business development, marketing, investor relations, information technology and product development. The Independent Contractor Agreement has an initial term of 10 years and specifies compensation which is agreed upon between the Company’s Chief Executive Officer and Emerald Health Sciences’ Chairman, CEO and President on a month-to-month basis. The fee due under this agreement is payable on a monthly basis; however, if the Company is unable to make payments due to insufficient funds, then interest on the outstanding balance will accrue at a rate of 12% per annum, calculated semi-annually. Under this agreement, for the three months ended September 30, 2019 and 2018, the Company incurred expenses of $150,000 in each period. For the nine months ended September 30, 2019 and 2018, the Company incurred expenses of $450,000 and $400,000, respectively.

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

9. Subsequent Events

There have been no subsequent events since September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and nine months ended September 30, 2019 and 2018 (unaudited) and the year ended December 31, 2018 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise provided in this Quarterly Report, references to “we,” “us,” “our” and “Emerald Bioscience” in this discussion and analysis refer to Emerald Bioscience, Inc., a Nevada corporation formerly known as Nemus Bioscience, Inc. and Load Guard Logistics, Inc., together with its wholly-owned subsidiaries, Nemus, a California corporation, and EMBI Australia, an Australian proprietary limited company.

Overview

We are a biopharmaceutical company targeting the discovery, development, and the commercialization of cannabinoid-based therapeutics, through a number of license agreements with the University of Mississippi (“UM”). UM holds the only contract to cultivate cannabis for research purposes on behalf of the Federal Government of the United States since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, process and manufacture of cannabis extracts as well as the chemistry and physiology of cannabinoid molecules. We strive to serve as UM’s partner for the development and commercialization of cannabinoid-based therapeutics, and the realization of this partnership will depend on the successful development of these compounds through the regulatory requirements of drug approval agencies, like the FDA in the United States and the EMA in the European Union.

Effective March 25, 2019, we changed the Company’s name from Nemus Bioscience, Inc. to Emerald Bioscience, Inc.

In August 2019, we formed a new subsidiary in Australia, EMBI Australia, in order to qualify for the Australian government’s research and development tax credit for research and development dollars spent in Australia. The primary purpose of EMBI Australia is to conduct clinical trials for our product candidates.

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

The all fields use for tetrahydrocannabinol-valine-hemisuccinate (“THCVHS”), the proprietary prodrug of THC, is expected to allow the Company to explore related uses for the active moiety of the prodrug, namely THC. Independent in vitro and in vivo studies have demonstrated the potential use of THC in a variety of potential indications based on the ability of the cannabinoid to act as an anti-inflammatory, anti-fibrotic, and/or inhibitor of neovascularization. The Company has generated data related to these effects using an ex vivo human tissue model of the eye. The prodrug technology employed in THCVHS is designed to enhance the bioavailability and pharmacokinetic predictability of the active part of the molecule, once introduced into the body through routes of administration currently being considered by the development team. Given the positive data accumulated to date in studies of the eye, the Company could explore additional central nervous system applications for THCVHS. The Company expects to develop strategic collaborations to identify and advance these applications.

The all fields use of cannabidiol-valine-hemisuccinate (“CBDVHS”), the analog of CBD, is expected to permit the Company to expand research and development into organ systems outside of the current ocular space. Potential disease targets over time could involve the central nervous system, the gastrointestinal tract, the endocrine/metabolic system, reproductive system diseases, or as yet unrecognized opportunities. This bioengineered version of CBD is expected to enlarge the disease target pool by virtue of new routes of administration into the body, thereby enhancing bioavailability. The determination by the DEA that CBDVHS is not a controlled substance permits the Company to enlarge the potential pool of clinical test sites and a more diverse patient pool in the study of disease. The Company expects to develop strategic collaborations to identify and advance these applications.

NB1111

We continue to advance our lead drug candidate, NB1111, towards first-in-human studies to be conducted in both normal controls and patients with glaucoma or ocular hypertension (the “Clinical Trial”). We anticipate launching the Clinical Trial in the second half of 2020 in Australia. During 2019, we achieved various milestones related to the research and development of NB1111, including the following:

•

In August 2019, EMBI Australia Pty Ltd entered into a start-up agreement with Novotech (Australia) Pty Limited (“Novotech”). The start-up agreement is being entered into in connection with the launch of the Clinical Trial. The Company expects to pay approximately $45,000 in professional fees and pass through costs in connection with the services provided for in the start-up agreement. Additionally, on September 26, 2019, EMBI Australia Pty Ltd and Novotech executed a Master Services Agreement and anticipate entering into project agreements covering all anticipated services to be provided by Novotech to the Company in connection with the Clinical Trial.

•

In August 2019, EMBI Australia entered into a master service agreement and initial statement of work with Agilex Biolabs Pty Ltd (“Agilex”), pursuant to which Agilex would assist with the assay set up for the anticipated Clinical Trial.

•	In August 2019, we executed an agreement with Bioscience Laboratories, Inc. to complete Draize testing in advance of the anticipated Clinical Trial.

•

Albany Molecular Research Inc. (“AMRI”) worked toward closing the synthesis validation pathway to manufacture cGMP API of THCVHS with validation of drug product purity. In turn, on April 30, 2019, we entered into an additional agreement with AMRI related to non-GMP synthesis of a demonstration batch of our pro-drug of THC. In August 2019, our manufacturing agreement with AMRI for THCVHS that was executed in July 2018 was replaced by the agreement with Noramco discussed below.

•

On August 7, 2019, we entered into a first amendment to its agreement with Noramco to manufacture THCVHS (the “Noramco Agreement”, as amended from time to time). CBDVHS was being manufactured pursuant to the Noramco Agreement prior to the amendment. We paid $257,800 upfront to add the manufacture of THCVHS to the Noramco Agreement and additional payments will be made upon Noramco’s shipping of the GMP active pharmaceutical ingredient to us. All other material terms of the Noramco Agreement remain the same.

•

In January 2019, we engaged RRD International, LLC (“RRD”) to provide strategic ophthalmic 505(b)(2) regulatory planning, prepare a Pre-IND meeting briefing book, and schedule and represent us at the Pre-IND meeting with the FDA. In May 2019, we executed a change order to extend our work with RRD as we continue to progress toward our Pre-IND meeting. In August 2019, we executed an additional work order with RRD to assist us in preparing an investigator’s brochure to support the Clinical Trial.

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

•

Glauconix Biosciences Inc. (“Glauconix”) completed their pilot study to research the mechanism of action and IOP-lowering ability of THC when administered into an ex vivo model of a 3D-human trabecular meshwork using both healthy and glaucomatous-derived tissues. The Glauconix study validated the mechanism of action of NB1111 in lowering IOP, a defining disease process of hypertensive glaucoma. Additionally, biomarkers associated with inflammation and fibrosis in both normal and tissues affected by glaucoma were significantly decreased, pointing to anti-inflammatory and anti-fibrotic activities that are often associated with the cannabinoid class of molecules in other disease-states. Additionally, data revealed that biomarkers associated with neovascularization, a disease process of new blood vessel formation that can damage the retina in a variety of ocular diseases, was also inhibited by THC, prompting further study for the utility of this drug in diseases of the retina.

•

In January 2019, we executed an agreement with Pharmaceuticals International, Inc. (“PII”) to conduct studies to determine options for producing a sterile dosage form which can be dosed in humans in a clinical study. PII will conduct appropriate formulation studies to determine storage and processing options. Pursuant to the terms of the agreement, we paid $72,500 to initiate the project. After the initial evaluation, we have agreed to pay additional fees and expenses upon completion of certain milestones.

NB2222

NB2222 is the ocular formulation of our proprietary CBD analog. We have embarked on studies with UM exploring the utility of our drug candidate NB2222 as an eye drop nanoemulsion for the potential treatment and management of several eye diseases, including but not limited to, uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy.

In July 2019, we engaged Glauconix to conduct research as to whether CBD or CBDVHS is associated with an increase in IOP and, if so, what the potential mechanism of action would be by exposing the 3D-human trabecular meshwork tissue constructs to these molecules. The Company paid $69,000 upfront and expects to pay Glauconix an additional $60,000 upon the completion of this study.

Additionally, in the second quarter of 2019, UM also completed pre-clinical experiments showing that NB2222 exhibited an ability to penetrate multiple chambers of the eye and reach the optic nerve. These findings support the therapeutic potential to provide ocular neuroprotection of retinal ganglion cells, an important goal in treating diseases which lead to vision loss. The data were published in the peer-reviewed Journal of Ocular Pharmacology and Therapeutics in a paper titled, “Analog Derivatization of Cannabidiol for Improved Ocular Permeation” (2019; volume 35 (5): 1-10).

In February 2019, we entered into the Noramco Agreement to provide manufacturing and product development services for our analog formulation of CBD. The Company paid $146,386 upfront and additional payments will be made upon Noramco’s shipping of the active pharmaceutical ingredient to us.

NB3111

NB3111 is a proprietary cannabinoid cocktail currently undergoing testing as an anti-infective agent against multiple strains of antibiotic resistant bacteria, particularly methicillin-resistant Staphylococcus aureus (“MRSA”). These studies look to examine the utility of cannabinoid-based therapies against a variety of MRSA strains and other gram-positive bacterial infections. We plan to continue to present data from these studies at an upcoming peer-reviewed scientific meeting focused on infectious diseases.

Other Development Programs

The Company plans to continue to work with UM to explore other potential indications and associated routes of administration to expand the UM5050 and UM 8930 licenses. The Company’s decision to advance a potential therapeutic candidate will be influenced by a number of criteria, including but not limited to, pre-clinical data, synthesis and formulation capability as well as prevailing market conditions.

In July 2019, the Company engaged StemoniX to evaluate CBD and CBDVHS (and possibly additional CBD-derivatives) in a human in vitro neural model with an application to epilepsy. The series of experiments are designed to provide insight into how these cannabinoids stabilize neuronal cells.

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

Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and determined that there were no changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2019.

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

Results of Operations

For the three months ended September 30, 2019 and 2018

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended September 30, 2019, our total operating expenses were $1,503,114 as compared to $1,045,620 for the three months ended September 30, 2018. The increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended September 30, 2019 were $513,004, which consisted of expenses including salaries and benefits and consulting fees for the staff involved in our preclinical and clinical drug development activities, contract research and development fees paid to Glauconix, StemoniX and Bioscience Laboratories, regulatory consulting fees paid to RRD, fees related to contract manufacturing paid to Noramco, fees related to contract formulation work paid to PII and fees paid to Novotech and Agilex in preparation of the Clinical Trial expected to launch in the second half of 2020. Research and development expenses for the three months ended September 30, 2018 were $67,291, which consisted of the annual license maintenance fee for UM5050 related to ocular delivery, contract research and development fees with UM, and fees related to our contract with AMRI to manufacture our prodrug of THC.

General and administrative. General and administrative expenses for the three months ended September 30, 2019 were $990,110, which primarily consisted of salaries, stock compensation expense, general legal and patent related fees, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the three months ended September 30, 2018 were $978,329, which primarily consisted of the same components. General and administrative expenses remained relatively constant period over period.

Other expense (income). For the three months ended September 30, 2019, the Company had other expense of $3,428,011 related primarily to the increase in the fair value of our derivative liabilities by $3,126,464 which was driven by the increase in our stock price. We also realized additional interest expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 due to the amortization of the debt discount and interest payments associated with the outstanding balance under the Credit Agreement which was entered during the fourth quarter of 2018.

For the three months ended September 30, 2018, the Company had other expense of $1,050,729 which consisted of the change in fair value of derivative liabilities driven by an increase in our stock during that period.

Net loss and comprehensive loss. For the three months ended September 30, 2019, we had net loss of $4,931,125 as compared to a net loss of $2,096,349 for the three months ended September 30, 2018. The change was primarily attributable to increases in research and development expenses and other expenses. We expect to incur net losses for the foreseeable future.

For the nine months ended September 30, 2019 and 2018

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the nine months ended September 30, 2019, our total operating expenses were $4,789,068 as compared to $3,377,171 for the nine months ended September 30, 2018. The increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the nine months ended September 30, 2019 were $1,522,031, which consisted of the upfront payments for the all fields of use licenses for UM 5050 and UM 8930, the annual license maintenance fee for UM 5070, salaries and benefits and consulting fees for the staff involved in our preclinical and clinical drug development activities, contract research and development fees paid to UM, Glauconix, StemoniX and Bioscience Laboratories, regulatory consulting fees paid to RRD, fees related to contract manufacturing paid to AMRI, Noramco and ElSohly Laboratories, fees related to contract formulation work paid to PII and fees paid to Novotech and Agilex in preparation of the Clinical Trial expected to launch in the second half of 2020.

Research and development expenses for the nine months ended September 30, 2018 were $92,291 which consisted of the annual license maintenance fees for UM5050 related to ocular delivery and for UM 5070, contract research and development fees with UM, and fees related to our contract with AMRI to manufacture our prodrug of THC.

For the nine months ended September 30, 2019, research and development expenses increased by $1,429,740, as compared to the nine months ended September 30, 2018. The increase is primarily due to upfront payments for the all fields of use licenses for UM 5050 and UM 8930, contract manufacturing expenses, contract formulation expenses, regulatory fees, salaries and benefits and consulting fees for the staff involved in our preclinical and clinical drug development activities and contract research and development expenses, as the procurement of the Credit Agreement has allowed us to continue to focus on ramping up our research and development efforts.

General and administrative. General and administrative expenses for the nine months ended September 30, 2019 were $3,267,037, which primarily consisted of salaries, stock compensation expense, general legal and patent related fees, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the nine months ended September 30, 2018 were $3,284,880, which primarily consisted of the same components. General and administrative expenses remained relatively constant period over period.

Other expense (income). For the nine months ended September 30, 2019, the Company had other income of $990,441 related primarily to the decrease in fair value of our derivative liabilities which was driven by the decrease in our stock price. In addition, we initiated drawdowns under the Credit Agreement which required us to bifurcate compound embedded derivatives and record an additional charge for the fair value of such instruments in excess of proceeds. We also realized additional interest expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to the amortization of the debt discount and interest payments associated with the outstanding balance under the Credit Agreement which was entered during the fourth quarter of 2018.

For the nine months ended September 30, 2018, the Company had other expense of $9,593,329 which consisted of the following primary components:

•	$1,653,477 represented a net increase in fair value of our derivative liabilities for the nine-month period ended September 30, 2018.
•	$7,174,634 represented a loss from the excess of the fair value of the warrants on the date of issuance over the proceeds received in the Emerald Financing transaction.
•	We recognized $590,392 and $34,608 from a loss on extinguishment and amortization of the discount, respectively, related to the Convertible debt – related party
•	$137,192 in financing costs related to the Emerald Financing transaction.

Net loss and comprehensive loss. For the nine months ended September 30, 2019, we had net loss of $3,800,227 as compared to a net loss of $12,972,142 for the nine months ended September 30, 2018. The decrease in the net loss was primarily attributable to an increase in other income which was offset by an increase in research and development expenses. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources.

We have incurred operating losses and negative cash flows from operations since our inception and as of September 30, 2019, had an accumulated deficit of $37,025,334, a stockholders’ deficit of $16,402,461 and a working capital deficit of $12,540,955. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop several potential drug candidates into preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. We had cash of $1,319,360 as of September 30, 2019, as compared to $1,853,373 as of December 31, 2018. During the nine months ended September 30, 2019, we received net cash proceeds of $3,990,699 from the Credit Agreement with Emerald Health Sciences. The cash balance as of September 30, 2019, including the cash balance as of December 31, 2018 and the net cash proceeds from the Credit Agreement, has been offset by cash used in operating activities of $4,524,712 for the nine months ended September 30, 2019. We had operating cash outflows primarily due to the net loss from operations and a non-cash adjustment to add back the gain from the change in the fair value of derivative liabilities to our net loss. Without additional funding, management believes that we will not have enough funds to meet our obligations beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

On October 5, 2018, we secured a Credit Agreement with Emerald Health Sciences, providing for a credit facility of up to $20,000,000 to the Company. Under the Credit Agreement, we can draw up to $20,000,000 in advances from Emerald Health Sciences from time to time, each in a principal amount of at least $250,000. The advances are subject to approval by our Board, which is controlled by the directors and principal executive officer of Emerald Health Sciences. As of September 30, 2019, we have effected three drawdowns under the Credit Agreement, each in the amount of $2,000,000, for an aggregate principal amount of $6,000,000 in advances, and have issued to Emerald Health Sciences warrants to purchase an aggregate of 7,500,000 shares of common stock at an exercise price of $0.50 per share.

We filed a registration statement on Form S-1/A on October 23, 2019, which has been declared effective as of October 28, 2019. Subject to market conditions, we expect to commence the sale of securities under the Form S-1 as soon as practicable. The specific terms of the offering under the registration statement, if it occurs, will be established at the time of such offering. We cannot assure you that this offering will result in our raising additional capital on terms favorable to us or at all.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2018 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A-Risk Factors.” Except for the additional risk factors below, there are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K and in this report, as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K and in this report could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We conduct clinical trials for certain of our product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We conduct one or more of our clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to seek approval in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any of our clinical trials that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of the product candidate.

In addition, the conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:

●	foreign regulatory requirements that could restrict or limit our ability to conduct our clinical trials;

●	administrative burdens of conducting clinical trials under multiple foreign regulatory schema;

●	foreign exchange fluctuations; and

●	diminished protection of intellectual property in some countries.

We conduct certain research and development operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations could suffer.

In August 2019, we formed a wholly-owned Australian subsidiary, EMBI Australia, to conduct various clinical activities for our product candidates in Australia. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop and commercialize our lead product candidate in Australia, including conducting clinical trials. Furthermore, we have no assurance that the results of any clinical trials that we conduct for our product candidates in Australia will be accepted by the FDA or foreign regulatory authorities for development and commercialization approvals.

In addition, current Australian tax regulations provide for a refundable R&D tax credit equal to 43.5% of qualified expenditures. If our subsidiary loses its ability to operate in Australia, or if we are ineligible or unable to receive the R&D tax credit, or the Australian government significantly reduces or eliminates the tax incentive program, our business and results of operation may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1*	First Amendment to Master Development and Clinical Supply Agreement, dated as of August 7, 2019, by and between the Company and Noramco, Inc. (1)
10.2*	Start-Up Agreement, dated as of August 23, 2019, by and between the Company and Novotech (2)
10.3	Master Services Agreement, dated as of September 20, 2019, by and between EMBI Australia and Novotech (Australia) Pty Limited
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1+	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

___________

(1) Included as exhibit to our Current Report on Form 8-K filed on August 8, 2019.

(2) Included as exhibit to our Current Report on Form 8-K filed on August 27, 2019.

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

Emerald Bioscience, Inc., a Nevada corporation

November 13, 2019	By:	/s/ Brian Murphy
Brian Murphy
	Its:	Chief Executive Officer (Principal Executive Officer)

November 13, 2019	By:	/s/ Doug Cesario
Doug Cesario
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

