Form 10-Q
period 2020-03-31
Emerald Bioscience, Inc.
filed 2020-05-08
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 7, 2020, there were 183,207,747 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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

•	our ability to retain or hire key scientific or management personnel;
•	our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;
•	our dependence on the University of Mississippi, third-party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;
•	our ability to develop successful sales and marketing capabilities in the future as needed;
•	the size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;
•	competition in our industry;
•	the duration and impact of the novel coronavirus (“COVID-19”) pandemic; and
•	regulatory developments in the United States and foreign countries.

We operate in a rapidly-changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, such as the COVID-19 outbreak and associated business disruptions including delayed clinical trials and laboratory resources, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements included in this report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020 (Unaudited)	December 31, 2019 (Note 2)
ASSETS
Current assets
Cash	$563,864	$1,829,977
Restricted cash	4,538	4,538
Prepaid expenses	99,067	152,695
Other current assets	3,888	7,550
Total current assets	671,357	1,994,760

Property and equipment, net	1,618	1,983
Total assets	$672,975	$1,996,743

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$937,266	$129,809
Accounts payable to related party	40,903	10,000
Accrued interest due to related party	35,645	-
Other current liabilities	405,344	420,406
Derivative liabilities	248,052	410,603
Total current liabilities	1,667,210	970,818

Noncurrent liabilities
Convertible multi-draw credit agreement - related party, net of discount	517,780	387,070
Derivative liabilities, non-current	190,882	90,797
Total liabilities	2,375,872	1,448,685

Commitments and contingencies

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 183,207,747 and 182,895,247 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	183,208	182,895
Additional paid-in-capital	32,628,837	32,538,445
Accumulated deficit	(34,514,942)	(32,173,282)
Total stockholders’ (deficit) equity	(1,702,897)	548,058
Total liabilities and stockholders’ (deficit) equity	$672,975	$1,996,743

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Operating expenses
Research and development	$799,612	$320,986
General and administrative	1,411,596	1,194,081
Total operating expenses	2,211,208	1,515,067

Operating loss	(2,211,208)	(1,515,067)

Other expense (income)
Change in fair value of derivative liabilities	(35,903)	12,820,618
Fair value of derivative liabilities in excess of proceeds	-	322,644
Interest expense	166,355	116,063
Total other expense, net	130,452	13,259,325

Net loss and comprehensive loss	$(2,341,660)	$(14,774,392)

Loss per common share:
Basic	$(0.01)	$(0.11)
Diluted	$(0.01)	$(0.11)

Weighted average shares of common stock outstanding used to compute loss per share:
Basic	182,256,966	132,729,246
Diluted	183,737,415	132,729,246

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,341,660)	$(14,774,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	365	366
Stock-based compensation expense	64,142	171,493
Change in fair value of derivative liabilities	(35,903)	12,820,618
Fair value of derivative liabilities in excess of proceeds	-	322,644
Amortization of debt discount	130,710	56,952
Changes in assets and liabilities:
Prepaid expenses	53,628	(208,619)
Other current assets	3,662	-
Accounts payable	807,457	152,684
Accounts payable to related party	30,903	-
Accrued interest due to related party	35,645	-
Other current liabilities	(15,062)	27,134
Net cash used in operating activities	(1,266,113)	(1,431,120)

Cash flows from financing activities:
Proceeds from convertible multi-draw credit agreement - related party, net of issuance costs	-	3,990,699
Net cash provided by financing activities	-	3,990,699

Net (decrease) increase in cash and restricted cash	(1,266,113)	2,559,579

Cash and restricted cash, beginning of year	$1,834,515	$1,857,885

Cash and restricted cash, end of year	$568,402	$4,417,464

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$563,864	$4,412,952
Restricted cash	4,538	4,512
Total cash and restricted cash shown in the consolidated statements of cash flows	$568,402	$4,417,464

Cash paid during the year for:
Interest	$-	$59,111

Supplemental disclosures of non-cash financing activities:
Beneficial conversion feature on convertible multi-draw credit agreement	$-	$1,584,850
Proceeds allocated to equity classified warrants issued with convertible multi-draw credit agreement	-	716,110
Fair value of compound derivative liability bifurcated from convertible multi-draw credit agreement	-	193,414
Reclassification of warrant liabilities to equity from exercise of warrants	26,563	-

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amounts	Capital	Deficit	Deficit
Balance, January 1, 2019	133,907,747	$133,908	$17,528,947	$(33,225,107)	$(15,562,252)

Stock-based compensation expense	-	-	171,493	-	171,493

Warrants issued in connection with convertible multi-draw credit agreement, related party	-	-	716,110	-	716,110

Beneficial conversion feature in connection with convertible multi-draw credit agreement - related party	-	-	1,584,850	-	1,584,850

Net loss for the three months ended March 31, 2019	-	-	-	(14,774,392)	(14,774,392)

Balance, March 31, 2019	133,907,747	$133,908	$20,001,400	$(47,999,499)	$(27,864,191)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amounts	Capital	Deficit	(Deficit)
Balance, January 1, 2020	182,895,247	$182,895	$32,538,445	$(32,173,282)	$548,058

Stock-based compensation expense	-	-	64,142	-	64,142

Series B warrant exercises	312,500	313	26,250	-	26,563

Net loss for the three months ended March 31, 2020	-	-	-	(2,341,660)	(2,341,660)

Balance, March 31, 2020	183,207,747	$183,208	$32,628,837	$(34,514,942)	$(1,702,897)

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

In January 2018, the Company entered into a securities purchase agreement with Emerald Health Sciences, Inc. (“Emerald Health Sciences”), pursuant to which Emerald Health Sciences purchased a majority of the equity interest in the Company, resulting in a change in control (the “Emerald Financing”). As part of the transaction, the Company’s Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, tendered their resignation and Emerald Health Sciences appointed two new nominees to the Board. Later, in October 2018, the Board appointed Dr. Avtar Dhillon, the Chairman, Chief Executive Officer and President of Emerald Health Sciences, as the Executive Chairman of the Company’s Board.

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

On December 17, 2019, Dr. Avtar Dhillon resigned as the Chairman of the Company’s Board and the Company entered into a Board Observer Agreement with Emerald Health Sciences. Refer to Note 7 - Related Party Matters for additional information.

The Company is a biopharmaceutical company located in Long Beach, California that plans to research, develop and commercialize therapeutics derived from cannabinoids through several license agreements with the University of Mississippi (“UM”). UM is the only entity federally permitted and licensed to cultivate cannabis for research purposes in the United States.

As of March 31, 2020, the Company has devoted substantially all its efforts to securing product licenses, carrying out research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years from potentially being able to do so.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since inception and as of March 31, 2020, had an accumulated deficit of $34,514,942, a stockholders’ deficit of $1,702,897 and a working capital deficit of $995,853. The Company anticipates that it will continue to incur operating losses and negative cash flows from operations into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical and clinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. As of March 31, 2020, the Company had unrestricted cash in the amount of $563,864 as compared to $1,829,977 as of December 31, 2019. As of the date of this filing the Company’s unrestricted cash position has decreased further to $228,000 plus an additional $87,000 of restricted cash including $82,000 of remaining funds from a recently funded Paycheck Protection Program Promissory Note (the “PPP Note”) as discussed below.

As the Company approaches its first clinical trial, it expects to ramp up research and development spending and projects to increase cash used in operating activities. However, based on the Company’s current cash position and expected cash requirements, without obtaining additional funding during the second quarter of 2020, management believes that the Company will not have enough funds to meet its current obligations or commence clinical studies. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to invest in research and development activities. On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences (See Note 4).

On April 29, 2020, the Company entered into an Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) with Emerald Health Sciences, which amends and restates the Credit Agreement. The Amended Credit Agreement provides for a credit facility in the principal amount of up to $20,000,000, which includes, without limitation, the advances totaling $6,000,000 that were granted prior to the amendment and advances of at least $150,000 for each of May, June and July 2020.

Prior to the date of the Amended Credit Agreement, the Company had made three drawdowns in an aggregate principal amount of $6,000,000, and had issued to Emerald Health Sciences warrants to purchase an aggregate of 7,500,000 shares of common stock of the Company at an exercise price of $0.50 per share of Common Stock, in accordance with the terms of the Credit Agreement.

Immediately upon entering into the Amended Credit Agreement, the Company effected a fourth advance in the amount of $150,000. The advance bears an interest at 7% per annum and matures on October 5, 2022. The Company intends to use the net proceeds of the advance for general corporate and working capital purposes. The Lender has elected that the fourth advance will not be convertible into shares of Common Stock and gave notice to the Company that no warrant will be issued in connection with the advance at this time.

On April 22, 2020, the Company entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) in the principal amount of $116,700 (the “PPP Loan”) from City National Bank (the “PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). Funds from the PPP Loan may only be used by the Company for payroll costs, costs for continuing group healthcare benefits, mortgage interest payments, rent, utility and interest on any other debt obligations that were incurred before February 15, 2020. All or a portion of principal of the PPP Loan may be forgiven by the SBA and the PPP Loan Lender upon application by the Company within 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements.

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

Effective March 23, 2020, the Company approved a plan to defer up to 50% of the members of senior management’s compensation indefinitely. Certain members of senior management have accepted the plan and the aggregate deferred compensation, together with a retention bonus of 10% of the amount being deferred will be payable to senior management when decided by the Board. Effective March 30, 2020, the Directors of the Company entered into agreements to defer payment of 100% of their Board of Director and committee fees indefinitely. The accrued fees, plus a 10% bonus of such accrued fees will be payable to the members of the Board within 30 days of the Board of Directors determining that the Company has been sufficiently financed to make such payments. These measures, in conjunction with management’s plan to negotiate extended payment terms with its vendors and service providers and delay development work in conjunction with pushing back the initiation of its first-in-human studies of the lead drug candidate, NB1111, to the 2021 timeframe, is intended to slow cash burn. The Company’s Board plans on further assessing the financial condition of the Company to determine what additional measures, if any, will be implemented. If the Company is unable to secure adequate additional funding, the Company may be forced to reduce spending further, liquidate assets where possible, suspend or curtail planned programs or cease operations.

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread to the United States and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States, Australia and around the world, where the Company has operations and conducts laboratory research and clinical studies. In response to the outbreak, federal and state authorities in the United States have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, nonessential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and significant economic disruptions to the global financial markets. These disruptions are likely to impact the Company’s ability to raise additional capital and obtain the necessary funds.

Notably, the Company relies on third-party manufacturers to produce its product candidates. The manufacturing of the active pharmaceutical ingredient of NB1111 is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In lieu of the recent pandemic of a COVID-19, there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. Therefore, the Company has shifted its first-in-human studies of NB1111 from the second half of 2020, to the 2021 timeframe.

After considering the plans to alleviate substantial doubt, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements have been prepared on a consistent basis with the Company’s Audited Consolidated Financial Statements for the fiscal year ended December 31, 2019, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosure necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from the Company’s audited financial statements as of December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2020. The unaudited financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which includes a broader discussion of the Company’s business and the risks inherent therein.

Certain reclassifications have been made to prior year amounts to conform to the current period’s presentation. Such reclassifications had no net effect on total assets, total liabilities, total stockholders’ equity, net losses and cash flows.

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

Advances under the Credit Agreement are not recorded at fair value. However, fair value can be approximated and disclosed utilizing Level 3 inputs and independent third-party valuation techniques (See Note 3). As of March 31, 2020 and December 31, 2019, the fair value of the advances under the Credit Agreement was $1,639,245 and $1,877,938, respectively. The carrying amount of the liability at March 31, 2020 and December 31, 2019, was $517,780 and $387,070, respectively, and is included in Convertible multi-draw credit agreement - related party, net of discount in the Company’s Condensed Consolidated Balance Sheets.

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

The Company also follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported in other expense (income) in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

When determining the short-term vs. long-term classification of derivative liabilities, the Company first evaluates the instruments’ exercise provisions. Generally, if a derivative is a liability and exercisable within one year, it will be classified as short-term. However, because of the unique provisions and circumstances that may impact the accounting for derivative instruments, the Company carefully evaluates all factors that could potentially restrict the instrument from being exercised or create a situation where exercise would be considered remote. The Company re-evaluates its derivative liabilities at each reporting period end and makes updates for any changes in facts and circumstances that may impact classification.

Warrants Issued in Connection with Financings

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, the Company records the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other expense (income) in the Condensed Consolidated Statements of Comprehensive Loss.

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

	Three Months Ended March 31,
	2020	2019
Stock options	4,512,715	3,600,073
Unvested restricted stock	643,501	1,093,501
Common shares underlying convertible debt	5,125,363	15,000,000
Warrants	23,593,356	58,130,750

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740) simplifying the Accounting for Income Taxes. The Board issued this update as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness of the financial statements. The main provisions remove certain exceptions, including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income-based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. For public companies, the standard is effective for fiscal years beginning after December 15, 2020, and interim periods therein, with early adoption permitted. The Company plans to adopt this ASU on the effective date of January 1, 2021. However, it may adopt the update earlier if circumstances arise making early adoption favorable to the Company. The amendments in the update related to foreign subsidiaries will be applied on a modified retrospective basis, the amendments to franchise taxes will be applied on either a retrospective or modified retrospective basis and all other amendments will be applied on a prospective basis. The Company is still evaluating the impact from adopting this standard. However, because the Company’s deferred tax assets and liabilities are fully reserved, it does not expect a material impact from the adoption of this standard.

Recently Adopted Accounting Standards

In November 2018, the FASB issued ASU No. 2018-08 Collaborative Arrangements (Topic 808) intended to improve financial reporting around collaborative arrangements and align the current guidance under ASC 808 with ASC 606 Revenue from Contracts with Customers. The ASU affects all companies that enter into collaborative arrangements. The ASU clarifies when certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 and changes certain presentation requirements for transactions with collaborative arrangement participants that are not directly related to sales to third parties. The Company has adopted this ASU on the effective date of January 1, 2020. Upon adoption, the Company utilized the retrospective transition approach, as prescribed within this ASU, however, the Company does not currently have any collaborative arrangements as such, there was no impact to its Condensed Consolidated Financial Statements from adoption.

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

Warrants vested and outstanding as of March 31, 2020 are summarized as follows:

			Number of Warrants
	Exercise	Term	Vested and
Source	Price	(Years)	Outstanding
Pre 2015 Common Stock Warrants	$1.00	6-10	4,000,000
2015 Common Stock Warrants	$1.15-5.00	5-10	442,000
Common Stock Warrants to Series B Stockholders	$0.00	5	718,750
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Common Stock Warrants to Placement Agent	$0.40	5	125,000
2017 Series D Common Stock Warrants to Placement Agent	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	3,400,000
Emerald Multi-Draw Credit Agreement Warrants	$0.50	5	7,500,000
2019 Common Stock Warrants	$0.35	5	8,000,000
Total warrants vested and outstanding as of March 31, 2020			24,830,750

Emerald Multi-Draw Credit Agreement Warrants

During the three months ended March 31, 2019, the Company issued 5,000,000 fully vested common stock warrants to Emerald Health Sciences, in conjunction with advances under the Credit Agreement discussed below (See Note 4). The warrants are equity classified at issuance and the Company allocated an aggregate of $716,110 of the gross proceeds to the warrants on a relative fair value basis. The proceeds allocated to the warrants were recorded as discounts to each advance and are being amortized over the term of the debt. The warrants vested immediately and had an estimated aggregate fair value of $1,830,573 utilizing the Black-Scholes Merton option pricing model with the following assumptions:

At Issuance
Dividend yield	0.00%
Volatility factor	91.6-92.1%
Risk-free interest rate	2.23-2.51%
Expected term (years)	5.0
Underlying common stock price	$0.33-0.69

Derivative Liabilities

The following tables summarize the activity of derivative liabilities for the periods indicated:

	Three Months Ended March 31, 2020
	December 31, 2019, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Liabilities	Reclassification of Derivatives to Equity	March 31, 2020, Fair Value of Derivative Liabilities
Emerald Multi-Draw Credit Agreement - compound derivative liability (1)	$90,797	$-	$100,085	$-	$190,882
Emerald Financing - warrant liability (2)	276,024	-	(81,879)	-	194,145
Series B - warrant liability (3)	134,579	-	(54,109)	(26,563)	53,907
Total derivative liabilities	$501,400	$-	$(35,903)	$(26,563)	$438,934
Less, noncurrent portion of derivative liabilities	(90,797)				(190,882)
Current balance of derivative liabilities	$410,603				$248,052

	Three Months Ended March 31, 2019
	December 31, 2018, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	March 31, 2019, Fair Value of Derivative Liabilities
Emerald Multi-Draw Credit Agreement - compound derivative liability (1)	$219,453	$516,058	$227,858	$-	$963,369
Emerald Financing - warrant liability (2)	15,251,413	-	12,239,322	-	27,490,735
Series B - warrant liability (3)	487,500	-	353,438	-	840,938
Total derivative liabilities	$15,958,366	$516,058	$12,820,618	$-	$29,295,042
Less, noncurrent portion of derivative liabilities	(219,453)				(963,369)
Current balance of derivative liabilities	$15,738,913				$28,331,673

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

In determining the fair value of the debt and contingent interest feature the Company used the following assumptions at the balance sheet date:

March 31, 2020
Volatility factor	79.8%
Benchmarked yield	18.46%
Remaining term (years)	2.55
Underlying common stock price	$0.08

Emerald Financing Warrant Liability (2)

In January and February 2018, the Company issued 44,200,000 warrants to purchase common stock in conjunction with the Emerald Financing. The warrants vest immediately and have an exercise price of $0.10 per share with a term of five years and are exercisable in cash or through a cashless exercise provision. The warrants contain an anti-dilution protection feature provided to the investors if the Company subsequently issues or sells any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $0.10. The exercise price is automatically adjusted down to the price of the instrument being issued. In addition, the warrants contain a contingent put option if the Company undergoes a subsequent financing that results in a change in control. The warrant holders also have the right to participate in subsequent financing transactions on an as-if converted basis.

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

The warrant liabilities were valued using Monte Carlo simulations conducted at the balance sheet dates using the following assumptions:

	March 31, 2020	December 31, 2019
Dividend yield	0.00%	0.00%
Volatility factor	81.4%	79.5%
Risk-free interest rate	0.28%	1.62%
Expected term (years)	2.88	3.13
Underlying common stock price	$0.08	$0.13

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

To compute the fair value of the warrants, the Company utilized the following assumptions in the Black Scholes Merton Option Pricing Model for the periods indicated:

	As of March 31, 2020	As of December 31, 2019
Dividend yield	0.00%	0.00%
Volatility factor	79.8%	79.2%
Risk-free interest rate	0.13%	1.60%
Expected term (years)	0.39	0.64
Underlying common stock price	$0.08	$0.13

During the three months ended March 31, 2020, 312,500 Series B Common Stock Warrants with an intrinsic value of $26,563 were exercised for no consideration per share, which resulted in the issuance of 312,500 shares of common stock. Prior to exercise, these Series B Warrants were adjusted to fair value using a Black Scholes Merton Option Pricing Model which considered the closing trading price on the exercise dates. Because the exercise price of these options had been reset to $0.00, the fair value derived from the valuation model approximated the market value of the Company’s common stock on the exercise dates.

4. Convertible Debt - Related Party

The Company’s Convertible Debt with Emerald Health Sciences consists of the following:

	As of March 31, 2020	As of December 31, 2019
Total principal value	$2,014,500	$2,014,500
Unamortized debt discount	(1,491,997)	(1,622,344)
Unamortized debt issuance costs	(4,723)	(5,086)
Carrying value of total convertible debt - related party	$517,780	$387,070
Less, noncurrent portion	(517,780)	(387,070)
Current convertible debt - related party	$-	$-

The Company’s interest expense consists of the following:

	Three Months Ended March 31,
	2020	2019
Interest expense - stated rate	$35,645	$59,111
Non-cash interest expense:
Amortization of debt discount	130,347	53,979
Amortization of transaction costs	363	2,973
	$166,355	$116,063

Multi-Draw Credit Agreement

On October 5, 2018, the Company entered into the Credit Agreement with Emerald Health Sciences, a related party (See Note 7). The Credit Agreement provides for a credit facility to the Company of up to $20,000,000 and is unsecured. Advances under the Credit Agreement bear interest at an annual rate of 7% (payable quarterly in arrears) and mature on October 5, 2022. At Emerald Health Sciences’ election, advances and unpaid interest may be converted into common stock at a fixed conversion price of $0.40, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. As of March 31, 2020, the unused portion of the credit facility is $14,000,000. The drawdowns are subject to approval by the Company’s Board, which is controlled by the directors of Emerald Health Sciences. As such, we do not consider the facility available until advance requests are approved, drawn down and funded. The Credit Agreement is still in place, however, there is no guarantee of continued funding.

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

During the three months ended March 31, 2019, the Company initiated two advances under Credit Agreement, each in the amount of $2,000,000, for an aggregate principal amount of $4,000,000, and the Company issued an aggregate of 5,000,000 warrants to Emerald Health Sciences (See Note 3). In accounting for the convertible advances and warrants issued under the Credit Agreement, an aggregate amount of $3,283,890 was allocated to the debt and $716,110 was allocated to equity classified warrants. A beneficial conversion feature of $1,584,850 and compound derivative liabilities of an aggregate of $516,058 have been recorded (See Note 3). Of the $516,058 in compound derivatives, $322,644 was recorded as other expense in the Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019, as the value of the beneficial conversion feature exceeded the proceeds allocated to the third draw.

Aggregate financing costs of $63,007 incurred in connection with the Credit Agreement have been recorded as a discount to the debt host and are being amortized using the effective interest rate method and recognized as non-cash interest expense over the term of the Credit Agreement.

During the year ended December 31, 2019, the Company used $3,985,500 in proceeds from the exercise of the 2018 Emerald Financing Warrants to prepay a portion of the principal balance on the Credit Agreement. In connection with the prepayment, the Company recorded an extinguishment loss of $725,425 in the fourth quarter of 2019. The extinguishment loss was calculated as the difference between the fair value of the consideration paid to extinguish the debt and carrying value of the debt host plus the related compound derivative liability.

As of March 31, 2020, the unamortized debt discount will be amortized over a remaining period of approximately 2.52 years. The fair value of the underlying shares of the convertible multi draw credit agreement was $377,719 at March 31, 2020. As of March 31, 2020, the if-converted value did not exceed the principal balance.

5. Stock-Based Compensation

Stock Incentive Plan

On October 31, 2014, after the closing of the Merger, the Board approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan initially reserved 3,200,000 shares for future grants. In October 2018, the Company increased the share reserve under the 2014 Plan to equal 10% of the number of issued and outstanding shares of common stock of the Company. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of March 31, 2020, the Company had 13,159,631 shares available for future grant under the 2014 Plan.

Stock Options

There was no option activity under the Company’s 2014 Plan during the three months ended March 31, 2020.

Restricted Stock Awards

There was no restricted stock award (“RSA”) activity under the Company’s 2014 Plan during the three months ended March 31, 2020.

Awards Granted Outside the 2014 Plan

Options

There was no option activity outside of the 2014 Plan during the three months ended March 31, 2020.

Restricted Stock Awards

The following is a summary of RSA activity outside of the Company’s 2014 Plan during the three months ended March 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	450,000	$0.19

Granted	-	-
Released	(450,000)	0.19
Unvested, March 31, 2020	-	$-

Stock-Based Compensation Expense

The Company recognizes compensation expense using the straight-line method over the requisite service period. For the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation expense of $64,142 and $171,493, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the Condensed Consolidated Statements of Comprehensive Loss. The total amount of unrecognized compensation cost was $248,264 as of March 31, 2020. This amount will be recognized over a weighted average period of 1.74 years.

6. Significant Contracts - University of Mississippi

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

The License Agreements contain certain milestone payments, royalty and sublicensing fees payable by the Company, as defined therein. Each License Agreement provides for an annual maintenance fee of $75,000 payable on the anniversary of the effective date. The upfront payment for UM 5050 is $100,000 and the upfront payment for UM 8930 is $200,000. In addition, in March 2020, the Company was notified by the United States Patent and Trademark Office, that a notice of allowance was issued for the proprietary analog of cannabidiol, CBDVHS, under the UM 8930 License Agreement. As a result, the Company was required to pay UM a fee of $200,000. The milestone payments payable for each license are as follows:

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

As of March 31, 2020, with the exception of the fee due for the notice of allowance for CBDVHS, none of the other milestones under these license agreements have been met.

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

As of March 31, 2020, none of the milestones under this license agreement have been met.

7. Related Party Matters

Emerald Health Sciences

On February 1, 2018, the Company entered into an Independent Contractor Agreement with Emerald Health Sciences, pursuant to which Emerald Health Sciences agreed to provide such services as are mutually agreed between the Company and Emerald Health Sciences, including reimbursement for reasonable expenses incurred in the performance of the Independent Contractor Agreement. These services included, but were not limited to, corporate advisory services and technical expertise in the areas of business development, marketing, investor relations, information technology and product development. The Independent Contractor Agreement had an initial term of 10 years and specified compensation which was agreed upon between the Company’s Chief Executive Officer and Emerald Health Sciences’ Chairman, CEO and President on a month-to-month basis. The fee due under this agreement was payable on a monthly basis. Effective December 31, 2019, the Independent Contractor Agreement was terminated. As of March 31, 2020, the Company maintains an accrual of $7,032 in expenses under the Independent Contractor Agreement which have yet to be paid. Under this agreement, no expenses were incurred for the three months ended March 31, 2020. For the three months ended March 31, 2019, the Company incurred expenses of $150,000.

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

On December 19, 2019, the Company entered into an Independent Contractor Services Agreement with Dr. Avtar Dhillon, pursuant to which Dr. Dhillon will provide ongoing corporate finance and strategic business advisory services to the Company. In exchange for his services, Dr. Dhillon will receive a monthly fee of $10,000, with (i) $5,000 paid each month and (ii) $5,000 accruing from the effective date and payable upon the Company’s completion of a material financing. The Board will review the monthly rate paid to Dr. Dhillon within 90 days of the end of each fiscal year. The Independent Contractor Services Agreement has an initial term of one year and will renew automatically thereafter unless terminated earlier by either party. The Independent Contractor Services Agreement may be terminated by either party for cause upon written notice to the other party if the other party defaults in the performance of the agreement in any material respect or materially breaches the terms of the agreement, or without cause upon 30 days’ prior written notice to the other party. On March 30, 2020, the Company and Dr. Dhillon amended the Independent Contractor Services Agreement by agreeing to accrue 100% of Dr. Dhillon’s consulting fees until the Board of Directors determines that the Company has been sufficiently financed to make such payments at which point the Company agrees to pay Dr. Dhillon all of his accrued consulting fees, and a bonus of 10% of his accrued consulting fees, less applicable tax and other withholdings. As of March 31, 2020, the Company has accrued $33,871 in expense related to the Independent Contractor Services Agreement.

8. Subsequent Events

Amended and Restated Multi-Draw Credit Agreement

On April 29, 2020, the Company entered into an Amended and Restated Multi-Draw Credit Agreement with Emerald Health Sciences, which amends and restates the Credit Agreement, dated October 5, 2018. The Amended Credit Agreement provides for a credit facility in the principal amount of up to $20,000,000, which includes, without limitation, the advances totaling $6,000,000 that were granted prior to the amendment and advances of at least $150,000 for each of May, June and July 2020.

In connection with each advance under the Amended Credit Agreement, the Company shall, absent the Lender’s notice not to issue any warrant, continue to issue to Emerald Health Sciences, a warrant to purchase up to the number of shares of the Common Stock of the Company equal to the dollar amount of such advance divided by 0.50. However, warrants issued under the Amended Credit Agreement will have an exercise price of $0.35 per share of Common Stock. Warrants issued prior to the date of the Amended Credit Agreement shall not be modified, amended or altered by the terms of the Amended Credit Agreement and shall remain in full force and effect.

Emerald Health Science will, in its sole discretion, at the time of an advance, determine as to whether such advance will or will not be convertible into shares of Common Stock in the future. Advances under the Amended Credit Agreement are convertible into shares of Common Stock at a reduced fixed conversion price of $0.25 per share of Common Stock. However, the conversion price of all advances outstanding under the Credit Agreement as of the date of the Amended Credit Agreement shall be deemed convertible by the Lender at a conversion price of $0.40 per share of Common Stock as set forth in the Existing Credit Agreement.

Pursuant to the Amended Credit Agreement, the Company and the Lender have agreed to terminate that certain Registration Rights Agreement, dated as of October 5, 2018, by and between the Company and the Lender, and the Lender has agreed to defer all interest accrued and/or due under the Amended Credit Agreement, beginning the quarter ended June 30, 2020, until the Company completes a capital raise of at least $5,000,000. All other material terms of the Credit Agreement, including, without limitation, the maturity date and interest rate, remain the same in the Amended Credit Agreement.

Immediately upon entering into the Amended Credit Agreement, the Company effected a fourth advance in the amount of $150,000. The advance bears an interest at 7% per annum and matures on October 5, 2022. The Company intends to use the net proceeds of the advance for general corporate and working capital purposes. The Lender has elected that the fourth advance will not be convertible into shares of Common Stock and gave notice to the Company that no warrant will be issued in connection with the advance at this time.

Paycheck Protection Program Promissory Note

On April 22, 2020, the Company entered into a PPP Note in the principal amount of $116,700 from the PPP Loan Lender. The PPP Loan was obtained pursuant to the PPP of the CARES Act administered by the SBA.

The PPP Loan was disbursed by the PPP Loan Lender to the Company on April 24, 2020 and will mature two years from the Disbursement Date. The PPP Loan bears an interest at 1.00% per annum and is payable monthly commencing seven months from the Disbursement Date. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used by the Company for payroll costs, costs for continuing group healthcare benefits, mortgage interest payments, rent, utility and interest on any other debt obligations that were incurred before February 15, 2020.

All or a portion of principal of the PPP Loan may be forgiven by the SBA and the PPP Loan Lender upon application by the Company within 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during the eight-week period commencing on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiveness amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages of employees with salaries of $100,000 or less annually are reduced by more than 25%. After approval of the forgiveness amount and six month deferral period, the PPP Loan Lender will provide the Company with written notification of re-amortization of the PPP Loan and the remaining balance.

Separation of Chief Financial Officer

On April 29, 2020, the Company entered into a separation and release agreement (the “Separation Agreement”) with Douglas Cesario, Chief Financial Officer. Mr. Cesario’s separation will be effective May 15, 2020 (the “Separation Date”), and he will remain the Company’s principal financial officer until the Separation Date.

Pursuant to the Separation Agreement, Mr. Cesario has agreed to certain ongoing cooperation obligations and to provide certain releases and waivers as contained in the Separation Agreement. As consideration under the Separation Agreement, the Company has agreed to provide Mr. Cesario compensation and benefits as follows: (i) through the Separation Date, an annualized base salary at the rate in effect for him as of the date of the Separation Agreement; (ii) a gross payment of $125,000 in consideration for the restrictive covenants contained in the Separation Agreement; and (iii) a continuation of health insurance benefits for a period of six months following the Separation Date.

 In connection with the termination of the Company’s Chief Financial Officer 325,929 unvested stock options will be cancelled on May 15, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three months ended March 31, 2020 and 2019 (unaudited) and the year ended December 31, 2019 together with the notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise provided in this Quarterly Report, references to “we,” “us,” “our,” ”the Company,” and “Emerald Bioscience” in this discussion and analysis refer to Emerald Bioscience, Inc., a Nevada corporation formerly known as Nemus Bioscience, Inc. and Load Guard Logistics, Inc., together with its wholly-owned subsidiaries, Nemus, a California corporation, and EMBI Australia Pty Ltd., an Australian proprietary limited company.

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

NB1111

NB1111, our lead ocular compound, is a prodrug of THC. We have delayed our first-in-human studies of NB1111, from the second-half of 2020, to the 2021 timeframe. The first-in-human studies are expected to be conducted in both normal controls and patients with glaucoma or ocular hypertension in Australia (the “Clinical Trial”). The manufacturing of the active pharmaceutical ingredient of NB1111 is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In lieu of the recent pandemic of COVID-19 there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies.

During 2019 and the three months ended March 31, 2020, we achieved various milestones related to the research and development of NB1111, including the following:

•	UM completed experiments showing that NB1111 was statistically superior in lowering intraocular pressure (“IOP”) compared to the prostaglandin-based therapy, latanoprost, the current standard-of-care for treating glaucoma. Significance was reached across multiple timepoints during a seven-day course of dosing using a validated rabbit normotensive ocular model and NB1111 exerted pharmacologic activity consistent with twice-daily dosing.

•	Glauconix Biosciences Inc. (“Glauconix”) completed their pilot study to research the mechanism of action and IOP-lowering ability of THC when administered into an ex vivo model of a 3D-human trabecular meshwork using both healthy and glaucomatous-derived tissues. The Glauconix study validated the mechanism of action of NB1111 in lowering IOP, a defining disease process of hypertensive glaucoma. Additionally, biomarkers associated with inflammation and fibrosis in both normal and tissues affected by glaucoma were significantly decreased, pointing to anti-inflammatory and anti-fibrotic activities that are often associated with the cannabinoid class of molecules in other disease-states; and data revealed that biomarkers associated with neovascularization, a disease process of new blood vessel formation that can damage the retina in a variety of ocular diseases, was also inhibited by THC, prompting further study for the utility of this drug in diseases of the retina.

•	In August 2019, EMBI Australia Pty Ltd entered into a start-up agreement with Novotech (Australia) Pty Limited (“Novotech”). The start-up agreement is being entered into in connection with the launch of the Clinical Trial. We expect to pay approximately $45,000 in professional fees and pass through costs in connection with the services provided for in the start-up agreement. Additionally, on September 26, 2019, EMBI Australia Pty Ltd and Novotech executed a Master Services Agreement and anticipate entering into project agreements covering all anticipated services to be provided by Novotech to us in connection with the Clinical Trial.

•	In August 2019, EMBI Australia entered into a master service agreement and initial statement of work with Agilex Biolabs Pty Ltd (“Agilex”), pursuant to which Agilex would assist with the assay set up for the anticipated Clinical Trial.

•	In August 2019, we executed an agreement with Bioscience Laboratories, Inc. to complete Draize testing in advance of the anticipated Clinical Trial.

•	AMRI worked toward closing the synthesis validation pathway to manufacture cGMP API of THCVHS with validation of drug product purity. In turn, on April 30, 2019, we entered into an additional agreement with AMRI related to non-GMP synthesis of a demonstration batch of our pro-drug of THC. In August 2019, our manufacturing agreement with AMRI for THCVHS that was executed in July 2018 was replaced by the agreement with Noramco discussed below.

•	On August 7, 2019, we entered into a first amendment to our agreement with Noramco to manufacture THCVHS (the “Noramco Agreement,” as amended from time to time). CBDVHS was being manufactured pursuant to the Noramco Agreement prior to the amendment. We paid $257,800 upfront to add the manufacture of THCVHS to the Noramco Agreement and additional payments will be made upon Noramco’s shipping of the GMP active pharmaceutical ingredient to us. All other material terms of the Noramco Agreement remain the same.

•	In January 2019, we engaged RRD International, LLC (“RRD”) to provide strategic ophthalmic 505(b)(2) regulatory planning, prepare a Pre- IND meeting briefing book, and schedule and represent us at the Pre-IND meeting with the FDA. In May 2019, we executed a change order to extend our work with RRD as we continue to progress toward our Pre-IND meeting. In August 2019, we executed an additional work order with RRD to assist us in preparing an investigator’s brochure to support the Clinical Trial.

•	In January 2019, we executed an agreement with Pharmaceuticals International, Inc. (“PII”) to conduct studies to determine options for producing a sterile dosage form which can be dosed in humans in a clinical study. PII will conduct appropriate formulation studies to determine storage and processing options. Pursuant to the terms of the agreement, we paid $72,500 to initiate the project. After the initial evaluation we have agreed to pay additional fees and expenses upon completion of certain milestones

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

In December 2019, we announced data generated by StemoniX, that CBDVHS was both pharmacologically and therapeutically distinct from CBD when studied in an in vitro human neural tissue model mimicking chemically-induced seizure-like hyperactivity. Additionally, CBDVHS was observed to gain potency in anti-seizure-like activity over the seven-day observation period whereas the suppressive effect afforded by CBD dissipated by day three. In assessing safety parameters of CBDVHS, the molecule was not found to be toxic to the neurologic cells tested in multiple assays, both in acute and longer-term exposure.

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

Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and determined that there were no changes to our critical accounting policies and estimates during the three months ended March 31, 2020.

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

Results of Operations

For the three months ended March 31, 2020 and 2019

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended March 31, 2020, our total operating expenses were $2,211,208 as compared to $1,515,067 for the three months ended March 31, 2019. The increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended March 31, 2020 were $799,612, which consisted of expenses including salaries and benefits and consulting fees for the staff involved in our preclinical and clinical drug development activities, contract research and development fees paid to UM, fees related to contract manufacturing paid to Noramco, fees related to contract formulation work paid to PII, a $200,000 license fee incurred under the UM 8930 Analog Agreement for the receipt for the first United States Patent and Trademark Office notice of allowance and the annual license maintenance fee for UM 5070. Research and development expenses for the three months ended March 31, 2019 were $320,986, which consisted of the annual license maintenance fee for UM 5070, contract research and development fees paid to UM and Glauconix, regulatory consulting fees paid to RRD, and fees related contract manufacturing paid to AMRI and ElSohly Laboratories. The increase in research and development expenses was primarily due to increases in license fees and contract manufacturing and formulation expenses.

General and administrative. General and administrative expenses for the three months ended March 31, 2020 were $1,411,596, which primarily consisted of salaries, stock compensation expense, general legal and patent related fees, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the three months ended March 31, 2019 were $1,194,081, which primarily consisted of the same components. General and administrative expenses increased period over period primarily due to increased legal fees, higher accounting expenses related to the Company’s increased fundraising efforts and additional investor relations fees.

Other expense (income). For the three months ended March 31, 2020, we had other expense of $130,452 related primarily to interest expense of $166,355 which was offset by a decrease in the fair value of our derivative liabilities of $35,903 which was driven by the decrease in our stock price. The additional interest expense that we recognized during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 was related to the amortization of the debt discount and accrued interest associated with the outstanding balance under the Credit Agreement.

For the three months ended March 31, 2019, we had other expense of $13,259,325 related primarily to the increase in fair value of our derivative liabilities which was driven by the increase in our stock price. In addition, we initiated drawdowns under the Credit Agreement which required us to bifurcate compound embedded derivatives and record an additional charge for the fair value of such instruments in excess of proceeds.

Net loss and comprehensive loss. For the three months ended March 31, 2020, we had a net loss of $2,341,660 as compared to a net loss of $14,774,392 for the three months ended March 31, 2019. The change was primarily attributable to a decrease in other expense which was partially offset by an increase in our operating expenses. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We have incurred operating losses and negative cash flows from operations since our inception and as of March 31, 2020, had an accumulated deficit of $34,514,942, a stockholders’ deficit of $1,702,897 and a working capital deficit of $995,853. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop several potential drug candidates into preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. We had cash of $563,864 as of March 31, 2020, as compared to $1,829,977 as of December 31, 2019. The decrease was primarily attributable to a decrease in financing activities during the quarter as compared to the three month period ended March 31, 2019, when the Company received $3,990,699 in net proceeds from the Credit Agreement (as defined below). Without additional funding, management believes that we will not have enough funds to meet our obligations beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

On October 5, 2018, we secured a Credit Agreement with Emerald Health Sciences (the “Credit Agreement”), providing us with a credit facility of up to $20,000,000. Under the Credit Agreement, we may draw a remaining amount of up to $14,000,000 in advances from Emerald Health Sciences from time to time, each in a principal amount of at least $250,000. The advances are subject to approval by our Board, which is controlled by the directors of Emerald Health Sciences. As such, we do not consider the facility available until advance requests are approved, drawn down and funded. As of March 31, 2020, we have effected three drawdowns under the Credit Agreement, each in the amount of $2,000,000, for an aggregate principal amount of $6,000,000 in advances, and have issued to Emerald Health Sciences warrants to purchase an aggregate of 7,500,000 shares of common stock at an exercise price of $0.50 per share. On December 20, 2019, we entered into a Warrant Exercise Agreement with Emerald Health Sciences, pursuant to which Emerald Health Sciences has exercised 40,800,000 of such warrants and paid the aggregate exercise price of approximately $4,080,000 for the related warrant shares in the form of a reduction of the corresponding amount of obligations outstanding under the Credit Agreement. Upon consummation of the transactions under the Warrant Exercise Agreement, the total outstanding principal amount excluding discounts under the Credit Agreement was $2,014,500.

On April 22, 2020, we entered into a Paycheck Protection Program Promissory Note (the “PPP Note”) in the principal amount of $116,700 (the “PPP Loan”) from City National Bank (the “PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”).

On April 29, 2020, we entered into an Amended and Restated Multi-Draw Credit Agreement with Emerald Health Sciences, which amends and restates the Credit Agreement, as reported in the current report on the Form 8-K filed with the SEC on April 29, 2020. The Amended Credit Agreement provides for a credit facility to us in the principal amount of up to $20,000,000, which includes, without limitation, the advances totaling $6,000,000 that were granted prior to the amendment and advances of at least $150,000 for each of May, June and July 2020. Immediately upon entering into of the Amended Credit Agreement, we effected a fourth drawdown in the amount of $150,000 (the “Drawdown”) pursuant to the Amended Credit Agreement. The Drawdown bears an interest at 7% per annum and matures on October 5, 2022. We intend to use the net proceeds of the Drawdown for general corporate and working capital purposes.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread to the United States and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States, Australia and around the world, where the Company has operations and conducts laboratory research and clinical studies. In response to the outbreak, federal and state authorities in the United States have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, nonessential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and significant economic disruptions to the global financial markets. These disruptions could impact our ability to raise additional capital and obtain the necessary funds.

Notably, we rely on third-party manufacturers to produce our product candidates. The manufacturing of the active pharmaceutical ingredient of NB1111 is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In lieu of the recent COVID-19 pandemic, there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. Therefore, we have shifted the expected start of our first-in-human studies of the lead drug candidate, NB1111, from the second half of 2020, to the 2021 timeframe.

The ultimate impact on us and overall delay in our drug product research and development is unknown, but our operations and financial condition will suffer in the event of business interruptions, delayed clinical trials, production or a lack of laboratory resources due to the pandemic. As of the date of this filing, we are aware of the impact on our business as a result of COVID-19 but uncertain as to the extent of this impact on our condensed consolidated financial statements. There is uncertainty as to the duration and hence the potential impact. As a result, we are unable to estimate the potential impact on our business as of the date of this filing.

Going Concern

Our independent registered public accounting firm has issued a report on our audited financial statements for the fiscal year ended December 31, 2019 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

Changes in internal controls. Management determined there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material developments with respect to previously reported legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2019 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A-Risk Factors.” There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Amended and Restated Multi-Draw Credit Agreement, dated April 29, 2020, by and between Emerald Bioscience, Inc. and Emerald Health Sciences, Inc. (1)
10.2	Separation and Release Agreement, dated April 29, 2020, between Emerald Bioscience, Inc. and Doug Cesario (1)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________

(1)	Included as exhibit to our Current Report on Form 8-K filed on April 29, 2020.

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emerald Bioscience, Inc., a Nevada corporation

May 8, 2020	By:	/s/ Brian Murphy
Brian Murphy
	Its:	Chief Executive Officer (Principal Executive Officer)

May 8, 2020	By:	/s/ Doug Cesario
Doug Cesario
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

