Form 10-Q
period 2020-06-30
Emerald Bioscience, Inc.
filed 2020-08-13
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-55136

Emerald Bioscience, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-0692882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5910 Pacific Center Blvd, San Diego, CA 92121
(Address of principal executive offices) (Zip Code)

(949) 480-9051
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

As of August 12, 2020, there were 239,541,081 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020 (Unaudited)	December 31, 2019 (Note 2)
ASSETS
Current assets
Cash	$102,524	$1,829,977
Restricted cash	4,538	4,538
Prepaid expenses	114,250	152,695
Other current assets	4,643	7,550
Total current assets	225,955	1,994,760

Property and equipment, net	1,252	1,983
Total assets	$227,207	$1,996,743

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$1,096,283	$129,809
Accounts payable to related party	77,290	10,000
Accrued interest due to related party	37,726	-
PPP loan current	51,653	-
Other current liabilities	426,884	420,406
Derivative liabilities	465,287	410,603
Total current liabilities	2,155,123	970,818

Noncurrent liabilities
PPP loan non-current	65,047	-
Multi-draw credit agreement - related party	450,000	-
Convertible multi-draw credit agreement - related party, net of discount	651,461	387,070
Derivative liabilities, non-current	-	90,797
Total liabilities	3,321,631	1,448,685

Commitments and contingencies

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 183,207,747 and 182,895,247 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	183,208	182,895
Additional paid-in-capital	32,657,546	32,538,445
Accumulated deficit	(35,935,178)	(32,173,282)
Total stockholders’ (deficit) equity	(3,094,424)	548,058
Total liabilities and stockholders’ (deficit) equity	$227,207	$1,996,743

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Operating expenses
Research and development	$428,529	$688,041	$1,228,141	$1,009,026
General and administrative	792,129	1,082,846	2,203,725	2,276,928
Total operating expenses	1,220,658	1,770,887	3,431,866	3,285,954

Operating loss	(1,220,658)	(1,770,887)	(3,431,866)	(3,285,954)

Other expense (income)
Change in fair value of derivative liabilities	26,353	(17,971,742)	(9,550)	(5,151,124)
Fair value of derivative liabilities in excess of proceeds	-	-	-	322,644
Interest expense	171,625	293,965	337,980	410,028
Total other expense (income), net	197,978	(17,677,777)	328,430	(4,418,452)

(Loss) income before income taxes	(1,418,636)	15,906,890	(3,760,296)	1,132,498

Provision for income taxes	1,600	1,600	1,600	1,600

Net (loss) income and comprehensive (loss) income	$(1,420,236)	$15,905,290	$(3,761,896)	$1,130,898

(Loss) earnings per common share:
Basic	$(0.01)	$0.12	$(0.02)	$0.01
Diluted	$(0.01)	$0.08	$(0.02)	$0.01

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	183,052,175	132,923,037	182,654,571	132,826,677
Diluted	183,052,175	189,094,958	182,654,571	172,058,053

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(3,761,896)	$1,130,898
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	731	731
Stock-based compensation expense	92,851	344,577
Change in fair value of derivative liabilities	(9,550)	(5,151,124)
Fair value of derivative liabilities in excess of proceeds	-	322,644
Amortization of debt discount	264,391	244,751
Changes in assets and liabilities:
Prepaid expenses	38,445	(169,079)
Other current assets	2,907	-
Accounts payable	966,474	57,862
Accounts payable to related party	67,290	-
Accrued interest related party	37,726	-
Other current liabilities	6,478	182,494
Net cash used in operating activities	(2,294,153)	(3,036,246)

Cash flows from financing activities:
Proceeds from PPP loan	116,700	-
Proceeds from multi-draw credit agreement – related party, net of $0 and $9,301 issuance costs for the June 30, 2020 and June 30, 2019 periods, respectively	450,000	3,990,699
Net cash provided by financing activities	566,700	3,990,699

Net (decrease) increase in cash and restricted cash	(1,727,453)	954,453

Cash and restricted cash, beginning of period	$1,834,515	$1,857,885

Cash and restricted cash, end of period	$107,062	$2,812,338

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$102,524	$2,807,826
Restricted cash	4,538	4,512
Total cash and restricted cash shown in the consolidated statements of cash flows	$107,062	$2,812,338

Cash paid during the period for:
Interest	$-	$165,277
Income taxes	1,600	1,600

Supplemental disclosures of non-cash financing activities:
Reclassification of warrant liabilities to equity from exercise of warrants	$26,563	$144,375
Proceeds allocated to equity classified warrants issued with convertible multi-draw credit agreement	-	716,110
Fair value of compound derivative liability bifurcated from convertible multi-draw credit agreement	-	193,414
Beneficial conversion feature on convertible multi-draw credit agreement	-	1,584,850

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Deficit
Balance, January 1, 2019	133,907,747	$133,908	$17,528,947	$(33,225,107)	$(15,562,252)

Stock-based compensation expense	-	-	171,493	-	171,493

Warrants issued in connection with convertible multi-draw credit agreement, related party	-	-	716,110	-	716,110

Beneficial conversion feature in connection with convertible multi-draw credit agreement - related party	-	-	1,584,850	-	1,584,850

Net loss for the three months ended March 31, 2019	-	-	-	(14,774,392)	(14,774,392)

Balance, March 31, 2019	133,907,747	$133,908	$20,001,400	$(47,999,499)	$(27,864,191)

Stock-based compensation expense	-	-	173,084	-	173,084

Series B warrant exercises	187,500	187	144,188	-	144,375

Net income for the three months ended June 30, 2019	-	-	-	15,905,290	15,905,290

Balance, June 30, 2019	134,095,247	$134,095	$20,318,672	$(32,094,209)	$(11,641,442)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amounts	Capital	Deficit	(Deficit)
Balance, January 1, 2020	182,895,247	$182,895	$32,538,445	$(32,173,282)	$548,058

Stock-based compensation expense	-	-	64,142	-	64,142

Series B warrant exercises	312,500	313	26,250	-	26,563

Net loss for the three months ended March 31, 2020	-	-	-	(2,341,660)	(2,341,660)

Balance, March 31, 2020	183,207,747	$183,208	$32,628,837	$(34,514,942)	$(1,702,897)

Stock-based compensation expense	-	-	28,709	-	28,709

Net loss for the three months ended June 30, 2020	-	-	-	(1,420,236)	(1,420,236)

Balance, June 30, 2020	183,207,747	$183,208	$32,657,546	$(35,935,178)	$(3,094,424)

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Nature of Operations and Business Activities

Nature of Operations

Emerald Bioscience, Inc. (the “Company”) was initially incorporated in Nevada on March 16, 2011 as Load Guard Logistics, Inc. On October 31, 2014, the Company closed a reverse merger transaction (the “Merger”) pursuant to which Nemus, a California corporation (“Nemus Sub”), became the Company’s wholly-owned subsidiary, and the Company assumed the operations of Nemus Sub. Nemus Sub was incorporated in the State of California on July 17, 2012. On November 3, 2014, the Company changed its name to Nemus Bioscience, Inc. by merging with Nemus Sub to form a Nevada company.

In January 2018, the Company entered into a securities purchase agreement with Emerald Health Sciences, Inc. (“Emerald Health Sciences”), pursuant to which Emerald Health Sciences purchased a majority of the equity interest in the Company, resulting in a change in control (the “Emerald Financing”). As part of the transaction, the Company’s Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, tendered their resignation and Emerald Health Sciences appointed two new nominees to the Board. Later, in October 2018, the Board appointed Dr. Avtar Dhillon, the Chairman, Chief Executive Officer and President of Emerald Health Sciences, as the Executive Chairman of the Company’s Board. On August 7, 2020, Dr. Brian Murphy resigned and Punit Dhillon was appointed as the Chief Executive Officer of the Company (Note 8).

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

The Company is a biopharmaceutical company located in San Diego, California that plans to research, develop and commercialize therapeutics derived from cannabinoids through several license agreements with the University of Mississippi (“UM”). UM is the only entity federally permitted and licensed to cultivate cannabis for research purposes in the United States.

As of June 30, 2020, the Company has devoted substantially all its efforts to securing product licenses, carrying out research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years from potentially being able to do so.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since inception and as of June 30, 2020, had an accumulated deficit of $35,935,178, a stockholders’ deficit of $3,094,424 and a working capital deficit of $1,929,168. The Company anticipates operating losses and negative cash flows from operations into the foreseeable future in order to advance and develop a number of potential drug candidates into preclinical and clinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. As of June 30, 2020, the Company had unrestricted cash in the amount of $102,524 as compared to $1,829,977 as of December 31, 2019.

As the Company approaches its first clinical trial, it expects to ramp up research and development spending and projects to increase cash used in operating activities. However, based on the Company’s expected cash requirements, without obtaining additional funding management believes that the Company will not have enough funds to commence clinical studies. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to invest in research and development activities. On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences (See Note 4).

On April 29, 2020, the Company entered into an Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) with Emerald Health Sciences, which amends and restates the Credit Agreement. The Amended Credit Agreement provides for a credit facility in the principal amount of up to $20,000,000, which includes, without limitation, the advances totaling $6,000,000 that were granted prior to the amendment.

Prior to the date of the Amended Credit Agreement, the Company had made three drawdowns in an aggregate principal amount of $6,000,000, and had issued to Emerald Health Sciences warrants to purchase an aggregate of 7,500,000 shares of common stock of the Company at an exercise price of $0.50 per share of Common Stock, in accordance with the terms of the Credit Agreement.

During the three months ended June 30, 2020 the Company effected the fourth and fifth advances under the Amended Credit Agreement in the amounts of $150,000 and $300,000, respectively. The advances bear interest at 7% per annum and mature on October 5, 2022. The Company intends to use the proceeds from the advances for general corporate and working capital purposes. Emerald Health Sciences has elected that the fourth and fifth advances will not be convertible into shares of Common Stock and that no warrants will be issued with the advances.

On April 22, 2020, the Company entered into a Paycheck Protection Program Promissory Note in the principal amount of $116,700 (the “PPP Loan”) from City National Bank (the “PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”) (Note 4).

On July 31, 2020, the Company entered into the August 2020 Financing (Note 8), pursuant to which the Company sold 56,333,334 common stock units each consisting of one share of common stock and one common stock warrant and 60,333,334 pre-funded units each consisting of one pre-funded warrant and one common stock warrant in a registered public offering. The net proceeds from the transaction are $6.1 million. The common stock warrants and prefunded warrants have an exercise price of $0.06 and $0.001, respectively. The term of the common stock warrants is five years and the pre-funded warrants are exercisable until all the pre-funded warrants have been exercised in full. The Company intends to use the net proceeds of the Offering for general corporate purposes, including working capital.

During March 2020, the Company approved a plan to defer up to 50% of the members of senior management’s compensation and 100% of the Board of Director and committee fees indefinitely. In August 2020, subsequent to closing the August 2020 Financing, the Board of Directors determined that the Company has been sufficiently financed and authorized the Company to pay the deferred compensation and fee balances together with a retention bonus of 10% of such balance.

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

Notably, the Company relies on third-party manufacturers to produce its product candidates. The manufacturing of the active pharmaceutical ingredient of NB1111 is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In connection with the recent pandemic of a COVID-19, there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. The location of the proposed clinical trial is Melbourne, Australia and since the COVID-19 outbreak in that country, the city has experienced multiple health emergency lockdowns which have had a negative impact on the conduct and timelines of clinical studies. Therefore, the Company has shifted its first-in-human studies of NB1111 from the second half of 2020, to the 2021 timeframe.

After considering the plans to alleviate substantial doubt, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements have been prepared on a consistent basis with the Company’s Audited Consolidated Financial Statements for the fiscal year ended December 31, 2019, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosures necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from the Company’s audited financial statements as of December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2020. The unaudited financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

The carrying values of the Company’s financial instruments, with the exception of the Amended Credit Agreement and derivative liabilities, including, cash, prepaid expenses, accounts payable, the PPP loan and other current liabilities approximate their fair value due to the short maturities of these financial instruments. The derivative liabilities are valued on a recurring basis utilizing Level 3 inputs (Note 3). The PPP loan is considered conventional debt with an interest rate that approximates current market rates, interest and principal payments will be made through 2022. Due to the PPP loan’s relatively short term the carrying value approximates fair value.  As of December 31, 2019, the fair value of the advances under the Credit Agreement was $1,877,938, the carrying amount of the liability at December 31, 2019 was $387,070 and is included in Convertible multi-draw credit agreement - related party, net of discount in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2020, the Company no longer engages a third party valuation specialist to value the Credit Agreement, as amended, as it is not practical to do so solely for the purpose of disclosing the estimated fair value of the financial instrument. Information pertinent to estimating the fair value of the Amended Credit Agreement includes valuing the embedded conversion feature and considering the discounted cash flows of the interest and principal payments through maturity (Note 4).

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

The Company also follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported in other expense (income) in the accompanying Condensed Consolidated Statements of Comprehensive (Loss) Income.

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

Warrants Issued in Connection with Financings

The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, the Company records the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other expense (income) in the Condensed Consolidated Statements of Comprehensive (Loss) Income .

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

(Loss) Earnings Per Common Share

The Company applies FASB ASC No. 260, Earnings per Share in calculating its basic and diluted net (loss) earnings per common share. Basic (loss) earnings per share of common stock is computed by dividing net (loss) income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted (loss) earnings per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, restricted stock subject to vesting, warrants to purchase common stock and common shares underlying convertible debt instruments are considered to be common stock equivalents. The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss (earnings) per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2020	2019	2020	2019
Stock options	4,186,786	2,411,846	4,186,786	2,814,505
Unvested restricted stock	-	209,055	-	237,798
Common shares underlying convertible debt	5,125,364	-	5,125,364	11,722,222
Warrants	22,304,750	18,844,002	22,304,750	20,353,145

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in annual reporting periods ending after December 15, 2020. We are still assessing the impact of ASU 2020-06 on our condensed consolidated financial statements.

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

Warrants vested and outstanding as of June 30, 2020 are summarized as follows:

			Number of Warrants
	Exercise	Term	Vested and
Source	Price	(Years)	Outstanding
Pre 2015 Common Stock Warrants	$1.00	6-10	1,660,000
2015 Common Stock Warrants	$1.15-5.00	5-10	256,000
Common Stock Warrants to Series B Stockholders	$0.00	5	718,750
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Common Stock Warrants to Placement Agent	$0.40	5	125,000
2017 Series D Common Stock Warrants to Placement Agent	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	3,400,000
Emerald Multi-Draw Credit Agreement Warrants	$0.50	5	7,500,000
2019 Common Stock Warrants	$0.35	5	8,000,000
Total warrants vested and outstanding as of June 30, 2020			22,304,750

Emerald Multi-Draw Credit Agreement Warrants

During the six months ended June 30, 2019, the Company issued 5,000,000 fully vested common stock warrants to Emerald Health Sciences, in conjunction with advances under the Credit Agreement discussed below (See Note 4). The warrants were equity classified at issuance and the Company allocated an aggregate of $716,110 of the gross proceeds to the warrants on a relative fair value basis. The proceeds allocated to the warrants were recorded as discounts to each advance and are being amortized over the term of the debt. The warrants vested immediately and had an estimated aggregate fair value of $1,830,573 utilizing the Black-Scholes Merton option pricing model with the following assumptions:

At Issuance
Dividend yield	0.00%
Volatility factor	91.6-92.1%
Risk-free interest rate	2.23-2.51%
Expected term (years)	5.0
Underlying common stock price	$0.33-0.69

Derivative Liabilities

The following tables summarize the activity of derivative liabilities for the periods indicated:

	Six Months Ended June 30, 2020
	December 31, 2019, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Liabilities	Reclassification of Derivatives to Equity	June 30, 2020, Fair Value of Derivative Liabilities
Emerald Multi-Draw Credit Agreement - compound derivative liability (1)	$90,797	$-	$(90,797)	$-	$-
Emerald Financing - warrant liability (2)	276,024	-	76,708	-	352,732
Series B - warrant liability (3)	134,579	-	4,539	(26,563)	112,555
Total derivative liabilities	$501,400	$-	$(9,550)	$(26,563)	$465,287
Less, noncurrent portion of derivative liabilities	(90,797)				-
Current balance of derivative liabilities	$410,603				$465,287

	Six Months Ended June 30, 2019
	December 31, 2018, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	June 30, 2019, Fair Value of Derivative Liabilities
Emerald Multi Draw Credit Agreement - compound derivative liability (1)	$219,453	$516,058	$(219,134)	$-	$516,377
Emerald Financing - warrant liability (2)	15,251,413	-	(4,887,929)	-	10,363,484
Series B - warrant liability (3)	487,500	-	(44,061)	(144,375)	299,064
Total derivative liabilities	$15,958,366	$516,058	$(5,151,124)	$(144,375)	$11,178,925
Less, noncurrent portion of derivative liabilities	(219,453)				(516,377)
Current balance of derivative liabilities	$15,738,913				$10,662,548

Emerald Multi-Draw Credit Agreement Compound Derivative Liability (1)

In connection with the advances under the Credit Agreement (See Note 4), the Company bifurcated a compound derivative liability related to a contingent interest feature and acceleration upon default provision (contingent put option) provided to Emerald Health Sciences. The Company’s estimate of fair value of the compound derivative liability was determined by using a differential cash flows valuation model, wherein the fair value of the underlying debt facility and its conversion right are estimated both with and without the presence of the contingent interest feature, holding all other assumptions constant. The resulting difference between the estimated fair values in both scenarios is the estimated fair value of the compound derivative. The fair value of the underlying debt facility was estimated by calculating the expected cash flows with consideration of the estimated probability of a change in control transaction, defined as an event of default by the agreement, and applying the expected default interest rate from the date of such default through maturity. The expected cash flows are then discounted back to the reporting date using a benchmark market yield. The conversion right component of the compound derivative was measured using a standard Black-Scholes model for each payment period.

On April 29, 2020, the Company entered into the Amended Credit Agreement which removed the change in control provision as an event of default for advances before and after the amendment. As a result of the modification, the contingent interest feature component of the compound derivative is no longer required to be bifurcated as a derivative liability. For the three and six months ended June 30, 2020, the liability has been reduced to $0 through an adjustment to the change in fair value of derivative liabilities.

Because Emerald Health Sciences would forgo the contingent interest if the contingent put option was exercised upon an event of default, the value ascribed to the contingent put option within the compound derivative is considered de minimis before and after the amendment to the Credit Agreement.

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

The warrant liabilities were valued using Monte Carlo simulations conducted at the balance sheet dates using the following assumptions:

	June 30, 2020	December 31, 2019
Dividend yield	0.00%	0.00%
Volatility factor	82.2%	79.5%
Risk-free interest rate	0.17%	1.62%
Expected term (years)	2.63	3.13
Underlying common stock price	$0.16	$0.13

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

To compute the fair value of the warrants, the Company utilized the following assumptions in the Black Scholes Merton Option Pricing Model for the periods indicated:

	As of June 30, 2020	As of December 31, 2019
Dividend yield	0.00%	0.00%
Volatility factor	104.9%	79.2%
Risk-free interest rate	0.16%	1.60%
Expected term (years)	0.14	0.64
Underlying common stock price	$0.16	$0.13

During the six months ended June 30, 2020, 312,500 Series B Common Stock Warrants with an intrinsic value of $26,563 were exercised for no consideration per share, which resulted in the issuance of 312,500 shares of common stock. Prior to exercise, these Series B Warrants were adjusted to fair value using a Black Scholes Merton Option Pricing Model which considered the closing trading price on the exercise dates. Because the exercise price of these options had been reset to $0.00, the fair value derived from the valuation model approximated the market value of the Company’s common stock on the exercise dates.

4. Debt

Multi-Draw Credit Agreement- Related Party

The Company’s Debt with Emerald Health Sciences consists of the following:

	Conversion Price	As of June 30, 2020	As of December 31, 2019
Total principal value of convertible debt—related party	$0.40	$2,014,500	$2,014,500
Unamortized debt discount		(1,358,687)	(1,622,344)
Unamortized debt issuance costs		(4,352)	(5,086)
Carrying value of total convertible debt - related party		651,461	387,070
Total principal value of non-convertible debt—related party	n/a	450,000	-
Total carrying value of advances under the multi-draw credit agreement		$1,101,461	$387,070

On October 5, 2018, the Company entered into the Credit Agreement with Emerald Health Sciences, a related party (See Note 7). On April 29, 2020, the Company entered into the Amended Credit Agreement with Emerald Health Sciences, which amends and restates the Credit Agreement, dated October 5, 2018. For all pre-existing and new advances, the Amended Credit Agreement removed the change in control as an event of default (See Note 3) and defers the quarterly payment of interest until the Company completes a capital raise of at least $5,000,000. The amendments to the pre-existing advances were accounted for as a modification. For all advances made after the Credit Agreement was amended, advances will be convertible at a reduced conversion price of $0.25 per share of Common Stock, unless Emerald Health Sciences provides notice that the advance will not be convertible.

For all outstanding advances, the Amended Credit Agreement provides for a credit facility to the Company of up to $20,000,000 and is unsecured. Advances under the Amended Credit Agreement bear interest at an annual rate of 7% and mature on October 5, 2022. At Emerald Health Sciences’ election, convertible advances and unpaid interest may be converted into common stock at the fixed conversion price of the underlying advance, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. As of June 30, 2020, the unused portion of the credit facility is $13,550,000. The drawdowns are subject to approval by the Company’s Board, which is controlled by the directors of Emerald Health Sciences. As such, the Company does not consider the facility available until advance requests are approved, drawn down and funded. The Amended Credit Agreement is still in place, however, there is no guarantee of continued funding.

The Amended Credit Agreement provides for customary events of default which may result in the acceleration of the maturity of the advances in addition to, but not limited to, cross acceleration to certain other indebtedness of the Company. In the case of an event of default arising from specified events of bankruptcy or insolvency or reorganization, all outstanding advances will become due and payable immediately without further action or notice. If any other event of default under the Amended Credit Agreement occurs or is continuing, Emerald Health Sciences may, by written notice, terminate its commitment to make any advances and/or declare all the advances with any other amounts payable due immediately. If any amount under the Amended Credit Agreement is not paid when due, such overdue amount shall bear interest at an annual default interest rate of the applicable rate plus 10%, until such amount is paid in full.

In connection with each advance under the Amended Credit Agreement, the Company has agreed to issue to Emerald Health Sciences warrants to purchase shares of common stock in an amount equal to 50% of the number of shares of common stock that each advance may be converted into. The warrants have a term of five years that are immediately exercisable upon issuance. Under the Amended Credit Agreement, Emerald Health Sciences may issue notice that no warrants will be granted at the time of the advance request. The warrants issued under the Credit Agreement have an exercise price of $0.50 per share and any warrants issued under the Amended Credit Agreement will have a reduced exercise price of $0.35 per share. The exercise prices are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s stockholders (See Note 3).

In accounting for each advance and the warrants issued under the Amended Credit Agreement, the Company allocates the proceeds between the debt host and the freestanding warrants on a relative fair value basis for each advance. On the date of each advance, if the effective conversion rate of the debt is less than the market value of the Company’s common stock, the Company records a beneficial conversion feature as a discount to the debt and an increase to additional paid-in capital. The debt discounts related to the warrants, beneficial conversion features and compound derivatives, if any, are being amortized over the term of the Amended Credit Agreement using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense and the compound derivatives related to the contingent interest feature and acceleration upon default provision are remeasured at fair value in subsequent periods in the Company’s Condensed Consolidated Balance Sheets.

On November 1, 2018, an initial advance was made for $2,000,000 and the Company issued 2,500,000 warrants with an exercise price of $0.50 per share (See Note 3). In accounting for the convertible advance and warrants under the Credit Agreement, $1,684,920 of the proceeds was allocated to the debt and $315,080 was allocated to equity classified warrants. A beneficial conversion feature of $90,080 and a compound derivative liability of $204,102 were also recorded.

During the six months ended June 30, 2019, the Company initiated two advances, each in the amount of $2,000,000, for an aggregate principal amount of $4,000,000, and the Company issued an aggregate of 5,000,000 warrants with an exercise price of $0.50 per share (See Note 3). In accounting for the convertible advances and warrants, an aggregate amount of $3,283,890 was allocated to the debt and $716,110 was allocated to equity classified warrants. A beneficial conversion feature of $1,584,850 and compound derivative liabilities of an aggregate of $516,058 were recorded (See Note 3). Of the $516,058 in compound derivatives, $322,644 was recorded as other expense in the Condensed Consolidated Statements of Comprehensive (Loss) Income for the six months ended June 30, 2019, as the value of the beneficial conversion feature exceeded the proceeds allocated to the third draw.

During the year ended December 31, 2019, the Company used $3,985,500 in proceeds from the exercise of the 2018 Emerald Financing Warrants to prepay a portion of the outstanding principal balance. In connection with the prepayment, the Company recorded an extinguishment loss of $725,425 in the fourth quarter of 2019. The extinguishment loss was calculated as the difference between the fair value of the consideration paid to extinguish the debt and carrying value of the debt host plus the related compound derivative liability.

During the three months ended June 30, 2020, the Company effected a fourth and fifth advances in the amounts of $150,000 and $300,000, respectively. The Lender has elected that the fourth and fifth advances will not be convertible into shares of Common Stock and gave notice to the Company that no warrants will be issued in connection with the advances.

Aggregate financing costs of $63,007 have been incurred and are recorded as a discount to the debt host and are being amortized using the effective interest rate method and recognized as non-cash interest expense over the term of the Amended Credit Agreement. As of June 30, 2020, the unamortized debt discount on the convertible advances will be amortized over a remaining period of approximately 2.27 years. The fair value of the shares underlying the convertible advances under the Amended Credit agreement was $790,691 at June 30, 2020. As of June 30, 2020, the if-converted value did not exceed the principal balance.

PPP Loan

On April 24, 2020, the Company received funding from the PPP Loan Lender pursuant to the PPP of the CARES Act administered by the SBA for a principal amount of $116,700. The PPP Loan matures on April 24, 2022 and bears interest at a rate of 1.00% per year. Interest and principal are payable monthly commencing seven months from the date of funding. The PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used by the Company for payroll costs, costs for continuing group healthcare benefits, mortgage interest payments, rent, utility and interest on any other debt obligations that were incurred before February 15, 2020.

All or a portion of the principal from the PPP Loan may be forgiven by the SBA and the PPP Loan Lender upon application by the Company within 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during an eight-week period, or a longer period if elected by the Company, commencing on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 25% of the forgiveness amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages of employees with salaries of $100,000 or less annually are reduced by more than 25%. After approval of the forgiveness amount and seven-month deferral period, the PPP Loan Lender will provide the Company with written notification of re-amortization of the PPP Loan and the remaining balance.

Interest Expense

The Company’s interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Related party interest expense – stated rate	$37,726	$106,167	$73,371	$165,277
PPP loan interest expense – stated rate	218	-	218	-
Non-cash interest expense:
Amortization of debt discount	133,310	184,313	263,657	238,293
Amortization of transaction costs	371	3,485	734	6,458
	$171,625	$293,965	$337,980	$410,028

5. Stock-Based Compensation

Stock Incentive Plan

On October 31, 2014, after the closing of the Merger, the Board approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan initially reserved 3,200,000 shares for future grants. In October 2018, the Company increased the share reserve under the 2014 Plan to equal 10% of the number of issued and outstanding shares of common stock of the Company. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of June 30, 2020, the Company had 13,159,631 shares available for future grant under the 2014 Plan.

Stock Options

There was no option activity under the Company’s 2014 Plan during the three and six months ended June 30, 2020.

Restricted Stock Awards

During the three and six months ended June 30, 2020, 643,501 restricted stock awards (“RSAs”) with a weighted average grant date fair value of $0.26 vested and were released from their service condition restriction. At June 30, 2020, there are no unvested RSA awards outstanding under the 2014 Plan.

Awards Granted Outside the 2014 Plan

Options

During the three and six months ended June 30, 2020, 325,929 stock options with a weighted average exercise price of $0.25 were forfeited in connection with the separation and release of the Company’s former CFO. At June 30, 2020 there are 869,144 options vested and outstanding with a weighted average exercise price of $0.25 and a weighted average remaining life of 0.13 years.

Restricted Stock Awards

The following is a summary of RSA activity outside of the Company’s 2014 Plan during the six months ended June 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	450,000	$0.19

Granted	-	-
Released	(450,000)	0.19
Unvested, June 30, 2020	-	$-

Stock-Based Compensation Expense

The Company recognizes compensation expense using the straight-line method over the requisite service period. For the three months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $28,709 and $173,084, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the Condensed Consolidated Statements of Comprehensive (Loss) Income. For the six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation expense of $92,851 and $344,577, respectively (including compensation expense for RSAs discussed above), which was recorded as a general and administrative expense in the Condensed Consolidated Statements of Comprehensive (Loss) Income .The total amount of unrecognized compensation cost was $164,798 as of June 30, 2020. This amount will be recognized over a weighted average period of 2.18 years.

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

As of June 30, 2020, with the exception of the fee due for the notice of allowance for CBDVHS, none of the other milestones under these license agreements have been met.

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

As of June 30, 2020, none of the milestones under this license agreement have been met.

7. Related Party Matters

Emerald Health Sciences

On February 1, 2018, the Company entered into an Independent Contractor Agreement with Emerald Health Sciences, pursuant to which Emerald Health Sciences agreed to provide such services as are mutually agreed between the Company and Emerald Health Sciences, including reimbursement for reasonable expenses incurred in the performance of the Independent Contractor Agreement. These services included, but were not limited to, corporate advisory services and technical expertise in the areas of business development, marketing, investor relations, information technology and product development. The Independent Contractor Agreement had an initial term of 10 years and specified compensation which was agreed upon between the Company’s Chief Executive Officer and Emerald Health Sciences’ Chairman, CEO and President on a month-to-month basis. The fee due under this agreement was payable on a monthly basis. Effective December 31, 2019, the Independent Contractor Agreement was terminated. As of June 30, 2020, the Company maintains an accrual of $7,032 in expenses under the Independent Contractor Agreement which have yet to be paid. Under this agreement, no expenses were incurred for the three and six months ended June 30, 2020. Under this agreement, for the three and six months ended June 30, 2019, the Company incurred expenses of $150,000 and $300,000, respectively.

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

On December 19, 2019, the Company entered into an Independent Contractor Services Agreement with Dr. Avtar Dhillon, pursuant to which Dr. Dhillon will provide ongoing corporate finance and strategic business advisory services to the Company. In exchange for his services, Dr. Dhillon will receive a monthly fee of $10,000, with (i) $5,000 paid each month and (ii) $5,000 accruing from the effective date and payable upon the Company’s completion of a material financing. The Board will review the monthly rate paid to Dr. Dhillon within 90 days of the end of each fiscal year. The Independent Contractor Services Agreement has an initial term of one year and will renew automatically thereafter unless terminated earlier by either party. The Independent Contractor Services Agreement may be terminated by either party for cause upon written notice to the other party if the other party defaults in the performance of the agreement in any material respect or materially breaches the terms of the agreement, or without cause upon 30 days’ prior written notice to the other party. On March 30, 2020, the Company and Dr. Dhillon amended the Independent Contractor Services Agreement by agreeing to accrue 100% of Dr. Dhillon’s consulting fees until the Board of Directors determines that the Company has been sufficiently financed to make such payments at which point the Company agrees to pay Dr. Dhillon all of his accrued consulting fees, and a bonus of 10% of his accrued consulting fees, less applicable tax and other withholdings. Under this agreement, for the three and six months ended June 30, 2020, the Company incurred fees of $36,387 and $66,387, respectively. As of June 30, 2020, the Company has accrued $70,258 in expense related to the Independent Contractor Services Agreement.

As of the date of this filing Jim Heppell and Punit Dhillon are board members of the Company and Emerald Health Pharmaceuticals, a subsidiary of Emerald Health Sciences, Inc. Jim Heppell is also a board member of Emerald Health Sciences, Inc. Additionally, the Company shares the same office location as Emerald Health Pharmaceuticals.

8. Subsequent Events

August 2020 Financing

On July 31, 2020, the Company entered into a Securities Purchase Agreement with institutional investors with H.C. Wainwright & Co., LLC acting as the placement agent, pursuant to which the Company sold 56,333,334 common stock units each consisting of one share of common stock and one common stock warrant and 60,333,334 pre-funded units each consisting of one pre-funded warrant and one common stock warrant in a registered public offering. The common units and pre-funded units were sold a price per unit of $0.06 and $0.059, respectively, for gross aggregate proceeds of $6,939,667. The common stock warrants and prefunded warrants have an exercise price of $0.06 and $0.001, respectively. The term of the common stock warrants is five years and the pre-funded warrants are exercisable until all the pre-funded warrants have been exercised in full. The exercise price and number of shares of Common Stock underlying the Warrants are subject to adjustment upon the issuance by the Company of stock dividends, stock splits, and similar proportionately applied changes affecting the Company’s outstanding Common Stock. Holders of the Warrants will be entitled to participate in any dividends or other distribution of the Company’s assets declared or made to holders of the Company’s Common Stock.

In connection with the registered public offering, the Company incurred issuance costs of $825,698, for net proceeds of $6,113,969. Additionally, the Company has issued 8,166,667 common stock warrants to the placement agent, which represent 7% of the total shares of common stock and pre-funded warrants sold in the offering. The placement agent warrants have an exercise price of $0.075 per share and a term of five years. The offering closed on August 4, 2020. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital.

Management and Board Deferral Agreements

Upon the closing of the August 2020 financing, the Company’s Board of Directors determined that the Company had been sufficiently financed to pay the deferred salaries and fees including the retention bonus to management and the Board in the aggregate amount of $293,078.

Exercise Price Adjustment to Emerald Financing Warrants

Upon entering into the August 2020 Financing, the Company entered into an agreement with a holder of the Emerald Financing Warrants to permanently set the exercise price of such holder’s remaining Emerald Financing warrants to $0.10 and waive such holder’s rights to anti-dilution protection upon subsequent issuances or sales of common stock, stock options, or convertible securities at a price less than the exercise price of $0.10.

Stock Option Grants

In August 2020, 22,750,000 stock options with an exercise price of $0.045 were granted to certain directors, officers, employees and consultants of the Company under the 2014 Plan. The stock options will vest 10% on the grant date and 90% in equal semi-annual installments over the vesting schedules as set forth by the Company’s Board of Directors.

On August 7, 2020, the Board approved an Amendment No. 2 to the 2014 Plan. The amendment removed certain restrictions on the number of shares of common stock and the amount of cash-based awards up to which participants of the 2014 Plan can receive in a calendar year. In connection with the option grants the Company will register an additional 18,486,435 common shares as required under the 2014 Plan.

Separation of Chief Executive Officer, Chief Medical Officer and Member of the Board

On August 7, 2020, the effective date, Company entered into a Separation and Release Agreement (the “Separation Agreement”) with Dr. Brian Murphy, Chief Executive Officer.

Pursuant to the Separation Agreement, Dr. Murphy has agreed to certain ongoing cooperation obligations and to provide certain releases and waivers as contained in the Separation Agreement. As consideration under the Separation Agreement, the Company has agreed to provide Dr. Murphy compensation and benefits as follows: (i) a gross payment of $195,000 in consideration for the restrictive covenants contained in the Separation Agreement, to be paid over six months; and (ii) a continuation of health insurance benefits for a period of six months following the Separation Date.

Appointment of Chief Executive Officer

On August 7, 2020, Punit Dhillon resigned his position as the Chair of the Audit Committee and member of the Compensation, Nomination and Corporate Governance Committees and was appointed as the Chief Executive Officer of the Company. Mr. Dhillon remains as the Chairman of the Board and Chairman of the Finance and Business Development Committee. Mr. Dhillon will be eligible to receive a minimum of 6 months’ severance if he is terminated by the Company without cause and will receive 12-months’ severance if he is employed by the Company for at least 12 months commencing on August 10, 2020, or a 24 months’ severance if he is employed by the Company for at least 24 months commencing on August 10, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and six months ended June 30, 2020 and 2019 (unaudited) and the year ended December 31, 2019 together with the notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Unless otherwise provided in this Quarterly Report, references to “we,” “us,” “our,” “the Company,” and “Emerald Bioscience” in this discussion and analysis refer to Emerald Bioscience, Inc., a Nevada corporation formerly known as Nemus Bioscience, Inc. and Load Guard Logistics, Inc., together with its wholly-owned subsidiaries, Nemus, a California corporation, and EMBI Australia Pty Ltd., an Australian proprietary limited company.

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

NB1111

NB1111, our lead ocular compound, is a prodrug of THC. We have delayed our first-in-human studies of NB1111, from the second-half of 2020, to the 2021 timeframe. The first-in-human studies are expected to be conducted in both normal controls and patients with glaucoma or ocular hypertension in Australia (the “Clinical Trial”). The manufacturing of the active pharmaceutical ingredient of NB1111 is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In connection with the recent pandemic of COVID-19 there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies.

During 2019 and the six months ended June 30, 2020, we achieved various milestones related to the research and development of NB1111, including the following:

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

•

Glauconix Biosciences Inc. (“Glauconix”) completed their pilot study to research the mechanism of action and IOP-lowering ability of THC when administered into an ex vivo model of a 3D-human trabecular meshwork using both healthy and glaucomatous-derived tissues. The Glauconix study validated the mechanism of action of NB1111 in lowering IOP, a defining disease process of hypertensive glaucoma. Additionally, biomarkers associated with inflammation and fibrosis in both normal and tissues affected by glaucoma were significantly decreased, pointing to anti-inflammatory and anti-fibrotic activities that are often associated with the cannabinoid class of molecules in other disease-states; and data revealed that biomarkers associated with neovascularization, a disease process of new blood vessel formation that can damage the retina in a variety of ocular diseases, was also inhibited by THC, prompting further study for the utility of this drug in diseases of the retina. These data were consistent with in vivo rabbit IOP response data that was conducted in parallel to the Glauconix study as were internal Glauconix validation testing using cannabinoid receptor stimulator molecules that acted as proxy receptor agonists for THC, the active moiety of NB1111.

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

NB2222

NB2222 is the ocular formulation of our proprietary CBD analog (CBDVHS). We have embarked on studies with UM exploring the utility of our drug candidate NB2222 as an eye drop nanoemulsion for the potential treatment and management of several eye diseases, including but not limited to, uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy.

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

NB3111

NB3111 is a proprietary cannabinoid cocktail currently undergoing testing as an anti-infective agent against multiple strains of antibiotic resistant bacteria, particularly methicillin-resistant Staphylococcus aureus (“MRSA”). These studies look to examine the utility of cannabinoid-based therapies against a variety of MRSA strains and other gram-positive bacterial infections and viral species.

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

Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and determined that there were no changes to our critical accounting policies and estimates during the three and six months ended June 30, 2020.

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

Results of Operations

For the three months ended June 30, 2020 and 2019

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended June 30, 2020, our total operating expenses were $1,220,658 as compared to $1,770,887 for the three months ended June 30, 2019. The decrease in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended June 30, 2020 were $428,529, which consisted of expenses including salaries and benefits and consulting fees for the staff involved in our preclinical and clinical drug development activities, the annual license maintenance fee paid to UM, and fees related to contract manufacturing paid to Noramco. Research and development expenses for the three months ended June 30, 2019 were $688,041, which consisted of the upfront payments for the all fields of use licenses for UM 5050 and UM 8930, contract research and development fees paid to UM, regulatory consulting fees paid to RRD, and fees related contract manufacturing paid to AMRI and Noramco. The decrease in research and development expenses was primarily due to a decrease contract manufacturing activity, regulatory consulting fees and license fees during the three months ended June 30, 2020.

General and administrative. General and administrative expenses for the three months ended June 30, 2020 were $792,129, which primarily consisted of salaries, general legal, insurance, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the three months ended June 30, 2019 were $1,082,846, which primarily consisted of salaries, stock compensation expense, general legal, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. General and administrative expenses decreased period over period primarily due to decreases in travel costs, consulting and legal legal fees and stock compensation expenses which were offset by an increase in salaries due to increased severance from the separation of our former CFO.

Other expense (income). For the three months ended June 30, 2020, we had other expense of $197,978 related primarily to interest expense of $171,625 and an increase in the fair value of our derivative liabilities of $26,353.

For the three months ended June 30, 2019, the Company had other income of $17,677,777 related primarily to the decrease in fair value of our derivative liabilities by $17,971,742 which was driven by the decrease in our stock price.

The decrease in interest expense period over period was related to a lower principal balance on the Credit Agreement from the paydown of the facility in December 2019.

Net (loss) income and comprehensive (loss) income. For the three months ended June 30, 2020, we had a net loss of $1,420,236 as compared to net income of $15,905,290 for the three months ended June 30, 2019. The change was primarily attributable to an increase in other expense which was partially offset by a decrease in our operating expenses. We expect to incur net losses for the foreseeable future.

For the six months ended June 30, 2020 and 2019

Operating expenses. For the six months ended June 30, 2020, our total operating expenses were $3,431,866 as compared to $3,285,954 for the six months ended June 30, 2019. The increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the six months ended June 30, 2020 were $1,228,141, which consisted of salaries and benefits and consulting fees for the staff involved in our preclinical and clinical drug development activities, contract research and development fees paid to UM, fees related to contract manufacturing paid to Noramco, fees related to contract formulation work paid to PII, a $200,000 license fee incurred under the UM 8930 Analog Agreement for the receipt for the first United States Patent and Trademark Office notice of allowance and the annual license maintenance fee for UM 5070.

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

For the six months ended June 30, 2020, research and development expenses increased by $219,115, as compared to the six months ended June 30, 2019. The increase is primarily due to an increase in license fees and salaries.

General and administrative. General and administrative expenses for the six months ended June 30, 2020 were $2,203,725, which primarily consisted of salaries, insurance, general legal and patent related fees, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the six months ended June 30, 2019 were $2,276,928, which primarily consisted of salaries, stock compensation expense, general legal and patent related fees, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. General and administrative expenses remained relatively constant period over period.

Other expense (income). For the six months ended June 30, 2020, the Company had other expense of $328,430 related primarily to interest expense under the Credit Agreement (as defined below). For the six months ended June 30, 2019, the Company had other income of $4,418,452 related primarily to the decrease in fair value of our derivative liabilities which was driven by the decrease in our stock price. In addition, we initiated drawdowns under the Credit Agreement which required us to bifurcate compound embedded derivatives and record an additional charge for the fair value of such instruments in excess of proceeds. The decrease of $4,746,882 in other income period over period was attributable to the change in fair value of derivative liabilities from fluctuations in the Company’s stock price during the period and the quantity of outstanding instruments underlying the derivative balance. In December 2019, 40,800,000 of the Emerald Financing Warrants were exercised which caused a decrease in the overall balance of the derivative liability. The proceeds from the exercise of the Emerald Financing Warrants were used to pay down a portion of the Credit Agreement which also decreased interest expense recognized for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Net (loss) income and comprehensive (loss) income. For the six months ended June 30, 2020, we had a net loss of $3,761,896 as compared to net income of $1,130,898 for the six months ended June 30, 2019. The change to a net loss from net income was primarily attributable to the increase in other expense and was offset by an increase in operating expenses. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We have incurred operating losses and negative cash flows from operations since our inception and as of June 30, 2020, had an accumulated deficit of $35,935,178, a stockholders’ deficit of $3,094,424 and a working capital deficit of $1,929,168. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop several potential drug candidates into preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. We had cash of $102,524 as of June 30, 2020, as compared to $1,829,977 as of December 31, 2019. The decrease was primarily attributable to a decrease in financing activities during the quarter to date period. Without additional funding, management believes that we will not have enough funds to meet our obligations beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

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

On April 22, 2020, we entered into a Paycheck Protection Program Promissory Note in the principal amount of $116,700 (the “PPP Loan”) from City National Bank. The PPP Loan was obtained pursuant to the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. We used the proceeds of the PPP loan for payment of payrolls and rent for our office space.

On April 29, 2020, we entered into an Amended and Restated Multi-Draw Credit Agreement with Emerald Health Sciences, which amends and restates the Credit Agreement, as reported in the current report on the Form 8-K filed with the SEC on April 29, 2020. The Amended Credit Agreement provides for a credit facility to us in the principal amount of up to $20,000,000, which includes, without limitation, the advances totaling $6,000,000 that were granted prior to the amendment and advances of at least $150,000 for each of May, June and July 2020. During the three months ended June 30, 2020, we received the fourth and fifth advances of $150,000 and $300,000 pursuant to the Amended Credit Agreement. The advances bear interest at 7% per annum and mature on October 5, 2022.

On July 28, 2020, we filed a registration statement on Form S-1/A, which has been declared effective as of July 31, 2020, and on July 31, 2020, we filed a related registration statement on a Form S-1MEF that became effective under Rule 462(b). On July 31, 2020, we sold 56,333,334 common stock units each consisting of one share of common stock and one common stock warrant and 60,333,334 pre-funded units each consisting of one pre-funded warrant and one common stock warrant, which securities were registered under the foregoing registration statements under a securities purchase agreement, as reported in our current report on the Form 8-K filed with the SEC on August 5, 2020. The net proceeds from the transaction were $6.1 million. The common stock warrants and prefunded warrants have an exercise price of $0.06 and $0.001, respectively. The term of the common stock warrants is five years and the pre-funded warrants are exercisable until all the pre-funded warrants have been exercised in full. We intend to use the net proceeds of the Offering for general corporate purposes, including working capital.

During March 2020, we approved a plan to defer up to 50% of the members of senior management’s compensation and 100% of the Board of Director and committee fees indefinitely. In August 2020, subsequent to closing the August 2020 Financing, our Board of Directors determined that we have been sufficiently financed and authorized us to pay the deferred compensation and fee balances together with a retention bonus of 10% of such balance.

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

Notably, we rely on third-party manufacturers to produce our product candidates. The manufacturing of the active pharmaceutical ingredient of NB1111 is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In connection with the recent COVID-19 pandemic, there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. Therefore, we have shifted the expected start of our first-in-human studies of the lead drug candidate, NB1111, from the second half of 2020, to the 2021 timeframe.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Amended and Restated Multi-Draw Credit Agreement, dated April 29, 2020, by and between Emerald Bioscience, Inc. and Emerald Health Sciences, Inc. (1)
10.2	Separation and Release Agreement, dated April 29, 2020, between Emerald Bioscience, Inc. and Doug Cesario (1)
10.3	Form of Securities Purchase Agreement, dated as of July 31, 2020, between the Company and certain purchasers set forth in the signature page thereto (2)
10.4	Form of Common Warrant (2)
10.5	Form of Pre-Funded Warrant (2)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________

(1)	Included as exhibit to our Current Report on Form 8-K filed on April 29, 2020.
(2)	Included as exhibit to our Current Report on Form 8-K filed on August 5, 2020.

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emerald Bioscience, Inc., a Nevada corporation

August 13, 2020	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Chairman of the Board, and Director (Principal Executive Officer)

August 13, 2020	By:	/s/ Elena Traistaru
Elena Traistaru
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

