Form 10-Q
period 2020-09-30
Emerald Bioscience, Inc.
filed 2020-11-06
CIK 1516551

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

_____________________________________________________________

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

As of November 5, 2020, there were 250,074,415 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020 (Unaudited)	December 31, 2019 (Note 2)
ASSETS
Current assets
Cash	$4,224,601	$1,829,977
Restricted cash	4,538	4,538
Prepaid expenses	116,226	152,695
Other current assets	3,333	7,550
Total current assets	4,348,698	1,994,760

Property and equipment, net	887	1,983
Total assets	$4,349,585	$1,996,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$731,632	$129,809
Accounts payable to related party	21,400	10,000
Accrued interest due to related party	81,813	-
PPP loan current	71,102	-
Other current liabilities	263,830	420,406
Derivative liabilities	41,149	410,603
Total current liabilities	1,210,926	970,818

Noncurrent liabilities
PPP loan non-current	45,598	-
Multi-draw credit agreement - related party	450,000	-
Convertible multi-draw credit agreement - related party, net of discount	789,694	387,070
Derivative liabilities, non-current	-	90,797
Total liabilities	2,496,218	1,448,685

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock, $0.001 par value; 500,000,000 shares authorized; 250,074,415 and 182,895,247 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	250,074	182,895
Additional paid-in-capital	38,835,167	32,538,445
Accumulated deficit	(37,231,874)	(32,173,282)
Total stockholders’ equity	1,853,367	548,058
Total liabilities and stockholders’ equity	$4,349,585	$1,996,743

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Operating expenses
Research and development	$346,217	$513,004	$1,574,357	$1,522,031
General and administrative	1,192,003	990,110	3,395,729	3,267,037
Total operating expenses	1,538,220	1,503,114	4,970,086	4,789,068

Operating loss	(1,538,220)	(1,503,114)	(4,970,086)	(4,789,068)

Other expense (income)
Change in fair value of derivative liabilities	(424,138)	3,126,464	(433,688)	(2,024,660)
Fair value of derivative liabilities in excess of proceeds	-	-	-	322,644
Interest expense	182,614	301,547	520,594	711,575
Total other expense (income), net	(241,524)	3,428,011	86,906	(990,441)

Loss before income taxes	(1,296,696)	(4,931,125)	(5,056,992)	(3,798,627)

Provision for income taxes	-	-	1,600	1,600

Net loss and comprehensive loss	$(1,296,696)	$(4,931,125)	$(5,058,592)	$(3,800,227)

Loss per common share:
Basic	$(0.01)	$(0.04)	$(0.02)	$(0.03)
Diluted	$(0.01)	$(0.04)	$(0.03)	$(0.03)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	256,758,472	133,001,746	207,536,173	132,885,675
Diluted	257,255,653	133,001,746	208,434,966	167,690,989

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net Loss	$(5,058,592)	$(3,800,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,096	1,096
Stock-based compensation expense	241,216	514,683
Change in fair value of derivative liabilities	(433,688)	(2,024,660)
Fair value of derivative liabilities in excess of proceeds	-	322,644
Amortization of debt discount	402,624	438,964
Changes in assets and liabilities:
Prepaid expenses	36,469	(302,248)
Other current assets	4,217	(766)
Accounts payable	601,823	191,333
Accounts payable to related party	11,400	-
Accrued interest due to related party	81,813	-
Other current liabilities	(156,576)	134,469
Net cash used in operating activities	(4,268,198)	(4,524,712)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants – net of $854,078 issuance costs for September 30, 2020	6,085,589	-
Proceeds from multi-draw credit agreement – related party, net of $0 and $9,301 issuance costs for the September 30, 2020 and September 30, 2019 periods, respectively	450,000	3,990,699
Proceeds from PPP loan	116,700	-
Proceeds from pre-funded warrant exercises	10,533	-
Net cash provided by financing activities	6,662,822	3,990,699

Net increase (decrease) in cash and restricted cash	2,394,624	(534,013)

Cash and restricted cash, beginning of period	$1,834,515	$1,857,885

Cash and restricted cash, end of period	$4,229,139	$1,323,872

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$4,224,601	$1,319,360
Restricted cash	4,538	4,512
Total cash and restricted cash shown in the consolidated statements of cash flows	$4,229,139	$1,323,872

Cash paid during the period for:
Interest	$35,645	$272,611
Income taxes	1,600	1,600

Supplemental disclosures of non-cash financing activities:
Reclassification of warrant liabilities to equity from exercise of warrants	$26,563	$144,375
Proceeds allocated to equity classified warrants issued with convertible multi-draw credit agreement	-	716,110
Fair value of compound derivative liability bifurcated from convertible multi-draw credit agreement	-	193,414
Beneficial conversion feature on convertible multi-draw credit agreement	-	1,584,850

See accompanying notes to the condensed consolidated financial statements.

EMERALD BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amounts	Capital	Deficit	Deficit
Balance, January 1, 2019	133,907,747	$133,908	$17,528,947	$(33,225,107)	$(15,562,252)

Stock-based compensation expense	-	-	171,493	-	171,493

Warrants issued in connection with convertible multi-draw credit agreement, related party	-	-	716,110	-	716,110

Beneficial conversion feature in connection with convertible multi-draw credit agreement - related party	-	-	1,584,850	-	1,584,850

Net loss for the three months ended March 31, 2019	-	-	-	(14,774,392)	(14,774,392)

Balance, March 31, 2019	133,907,747	$133,908	$20,001,400	$(47,999,499)	$(27,864,191)

Stock-based compensation expense	-	-	173,084	-	173,084

Series B warrant exercises	187,500	187	144,188	-	144,375

Net income for the three months ended June 30, 2019	-	-	-	15,905,290	15,905,290

Balance, June 30, 2019	134,095,247	$134,095	$20,318,672	$(32,094,209)	$(11,641,442)

Stock-based compensation expense	-	-	170,106	-	170,106

Net loss for the three months ended September 30, 2019	-	-	-	(4,931,125)	(4,931,125)

Balance, September 30, 2019	134,095,247	$134,095	$20,488,778	$(37,025,334)	$(16,402,461)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amounts	Capital	Deficit	(Deficit)
Balance, January 1, 2020	182,895,247	$182,895	$32,538,445	$(32,173,282)	$548,058

Stock-based compensation expense	-	-	64,142	-	64,142

Series B warrant exercises	312,500	313	26,250	-	26,563

Net loss for the three months ended March 31, 2020	-	-	-	(2,341,660)	(2,341,660)

Balance, March 31, 2020	183,207,747	$183,208	$32,628,837	$(34,514,942)	$(1,702,897)

Stock-based compensation expense	-	-	28,709	-	28,709

Net loss for the three months ended June 30, 2020	-	-	-	(1,420,236)	(1,420,236)

Balance, June 30, 2020	183,207,747	$183,208	$32,657,546	$(35,935,178)	$(3,094,424)

Stock-based compensation expense	-	-	148,365	-	148,365

Common stock and warrants issued	56,333,334	56,333	6,029,256	-	6,085,589

Exercise of pre-funded warrants	10,533,334	10,533	-	-	10,533

Net loss for the three months ended September 30, 2020	-	-	-	(1,296,696)	(1,296,696)

Balance, September 30, 2020	250,074,415	$250,074	$38,835,167	$37,231,874)	$1,853,367

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

In January 2018, the Company entered into a securities purchase agreement with Emerald Health Sciences, Inc. (“Emerald Health Sciences”), pursuant to which Emerald Health Sciences purchased a majority of the equity interest in the Company, resulting in a change in control (the “Emerald Financing”). As part of the transaction, the Company’s Board members, with the exception of Dr. Brian Murphy, the Company’s CEO/CMO, tendered their resignation and Emerald Health Sciences appointed two new nominees to the Board. Later, in October 2018, the Board appointed Dr. Avtar Dhillon, the Chairman, Chief Executive Officer and President of Emerald Health Sciences, as the Executive Chairman of the Company’s Board. On August 7, 2020, Dr. Brian Murphy resigned and Punit Dhillon was appointed as the Chief Executive Officer of the Company.

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

On December 17, 2019, Dr. Avtar Dhillon resigned as the Chairman of the Company’s Board and the Company entered into a Board Observer Agreement with Emerald Health Sciences. Refer to Note 8 - Related Party Matters for additional information.

The Company is a biopharmaceutical company located in San Diego, California that plans to research, develop and commercialize therapeutics derived from cannabinoids through several license agreements with the University of Mississippi (“UM”). UM is the only entity federally permitted and licensed to cultivate cannabis for research purposes in the United States.

As of September 30, 2020, the Company has devoted substantially all its efforts to securing product licenses, carrying out research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.

Liquidity and Going Concern

The Company has incurred operating losses and negative cash flows from operations since inception and as of September 30, 2020, had an accumulated deficit of $37,231,874, stockholders’ equity of $1,853,367 and working capital of $3,137,772. The Company anticipates operating losses and negative cash flows from operations into the foreseeable future in order to advance and develop potential drug candidates into preclinical and clinical development activities and support its corporate infrastructure which includes the costs associated with being a public company. As of September 30, 2020, the Company had unrestricted cash in the amount of $4,224,601 as compared to $1,829,977 as of December 31, 2019.

As the Company approaches its first clinical trial, it expects to ramp up research and development spending and to increase cash used in operating activities. However, based on the Company’s expected cash requirements, without obtaining additional funding management believes that the Company will not have enough funds to commence clinical studies. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences (See Note 4).

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

During the nine months ended September 30, 2020, the Company effected the fourth and fifth advances under the Amended Credit Agreement in the amounts of $150,000 and $300,000, respectively. The advances bear interest at 7% per annum and mature on October 5, 2022. The Company used the proceeds from the advances for general corporate and working capital purposes. Emerald Health Sciences elected that the fourth and fifth advances are not convertible into shares of Common Stock and no warrants were issued with the advances.

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

On July 31, 2020, the Company entered into the August 2020 Financing (Note 5), pursuant to which the Company sold 56,333,334 common stock units each consisting of one share of common stock and one common stock warrant and 60,333,334 pre-funded units each consisting of one pre-funded warrant and one common stock warrant in a registered public offering. The net proceeds from the transaction were $6.1 million. The common stock warrants and prefunded warrants have an exercise price of $0.06 and $0.001, respectively. The term of the common stock warrants is five years, and the pre-funded warrants are exercisable until all the pre-funded warrants have been exercised in full. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital.

During March 2020, the Company approved a plan to defer up to 50% of the members of senior management’s compensation and 100% of the Board of Director and committee fees indefinitely. Upon the closing of the August 2020 Financing, the Company’s Board of Directors determined that the Company had been sufficiently financed to pay the deferred salaries and fees, including a 10% retention bonus, to management and the Board in the aggregate amount of $293,078.

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

Notably, the Company relies on third-party manufacturers to produce its product candidates. The manufacturing of the active pharmaceutical ingredient of THCVHS is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In connection with the recent pandemic of a COVID-19, there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. The location of the proposed clinical trial is Melbourne, Australia and since the COVID-19 outbreak in that country, the city has experienced multiple health emergency lockdowns which have had a negative impact on the conduct and timelines of clinical studies. Therefore, the Company has shifted its first-in-human studies of THCVHS from the second half of 2020, to the 2021 timeframe.

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2019 was derived from the Company’s audited financial statements as of December 31, 2019, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2020. The unaudited financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which includes a broader discussion of the Company’s business and the risks inherent therein.

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

The carrying values of the Company’s financial instruments, with the exception of the Amended Credit Agreement and derivative liabilities, including, cash, prepaid expenses, accounts payable, the PPP loan and other current liabilities approximate their fair value due to the short maturities of these financial instruments. The derivative liabilities are valued on a recurring basis utilizing Level 3 inputs (Note 3). The PPP loan is considered conventional debt with an interest rate that approximates current market rates, interest and principal payments will be made through 2022. Due to the PPP loan’s relatively short term the carrying value approximates fair value. As of December 31, 2019, the fair value of the advances under the Credit Agreement was $1,877,938, the carrying amount of the liability at December 31, 2019 was $387,070 and is included in Convertible multi-draw credit agreement - related party, net of discount in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2020, the Company no longer engages a third party valuation specialist to value the Credit Agreement, as amended, as it is not practical to do so solely for the purpose of disclosing the estimated fair value of the financial instrument. Information pertinent to estimating the fair value of the Amended Credit Agreement includes valuing the embedded conversion feature and considering the discounted cash flows of the interest and principal payments through maturity (Note 4).

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

Loss Per Common Share

The Company applies FASB ASC No. 260, Earnings per Share in calculating its basic and diluted net loss per common share. Basic loss per share of common stock is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, restricted stock subject to vesting, warrants to purchase common stock and common shares underlying convertible debt instruments are considered to be common stock equivalents.

The computations of basic and diluted net loss per common share are as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2020	2019	2020	2019
Basic net loss per share:
Net loss	$(1,296,696)	$(4,931,125)	$(5,058,592)	$(3,800,227)
Weighted average common shares outstanding – basic	256,758,472	133,001,746	207,536,173	132,885,675
Net loss per share - basic	$(0.01)	$(0.04)	$(0.02)	$(0.03)

Diluted net loss per share:
Net loss (as adjusted)	$(1,720,835)	$(4,931,125)	$(5,401,484)	$(5,656,982)
Weighted average common shares outstanding – diluted	257,255,653	133,001,746	208,434,966	167,690,989
Net loss per share - diluted	$(0.01)	$(0.04)	$(0.03)	$(0.03)

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2020	2019	2020	2019
Stock options	25,000,678	4,512,715	25,000,678	4,512,715
Unvested restricted stock	-	1,093,501	-	1,093,501
Common shares underlying convertible debt	5,215,457	15,000,000	5,215,457	15,000,000
Warrants	145,336,155	57,943,250	22,304,750	144,934,542

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

Warrants vested and outstanding as of September 30, 2020 are summarized as follows:

			Number of Warrants
	Exercise	Term	Vested and
Source	Price	(Years)	Outstanding
Pre 2015 Common Stock Warrants	$1.00	6-10	1,110,000
2015 Common Stock Warrants	$1.15-5.00	5-10	220,000
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Common Stock Warrants to Placement Agent	$0.40	5	125,000
2017 Series D Common Stock Warrants to Placement Agent	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	3,400,000
Emerald Multi-Draw Credit Agreement Warrants	$0.50	5	7,500,000
2019 Common Stock Warrants	$0.35	5	8,000,000
2020 Common Stock Warrants	$0.06	5	116,666,668
2020 Common Stock Warrants to Placement Agent	$0.075	4.99	8,166,667
2020 Pre-Funded Warrants	$0.001	indefinite	49,800,000
Total warrants vested and outstanding as of September 30, 2020			195,633,335

Emerald Multi-Draw Credit Agreement Warrants

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

August 2020 Financing Warrants

In connection with the August 2020 Financing (Note 5), the Company issued 116,666,668 common stock warrants, 8,166,667 common stock warrants to the placement agent and 60,333,334 pre-funded warrants. The warrants were equity classified at issuance and the Company allocated $2,462,462 and $2,986,500 of the gross proceeds to the common stock warrants and pre-funded warrants on a relative fair value basis, respectively. The common stock warrants issued to the placement agent were valued at $261,333 and recorded as equity issuance costs within equity. The warrants vested immediately and were valued utilizing the Black-Scholes Merton option pricing model with the following assumptions:

	Common Stock Warrants	Pre-funded Warrants	Placement Agent Warrants
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	91.64%	93.86%	91.64%
Risk-free interest rate	0.19%	0.52%	0.19%
Expected term (years)	5.0	10	4.99
Underlying common stock price	$0.05	$0.05	$0.05

Derivative Liabilities

The following tables summarize the activity of derivative liabilities for the periods indicated:

	Nine Months Ended September 30, 2020
	December 31, 2019, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Liabilities	Reclassification of Derivatives to Equity	September 30, 2020, Fair Value of Derivative Liabilities
Emerald Multi-Draw Credit Agreement - compound derivative liability (1)	$90,797	$-	$(90,797)	$-	$-
Emerald Financing - warrant liability (2)	276,024	-	(234,875)	-	41,149
Series B - warrant liability (3)	134,579	-	(108,016)	(26,563)	-
Total derivative liabilities	$501,400	$-	$(433,688)	$(26,563)	$41,149
Less, noncurrent portion of derivative liabilities	(90,797)				-
Current balance of derivative liabilities	$410,603				$41,149

	Nine Months Ended September 30, 2019
	December 31, 2018, Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	September 30, 2019, Fair Value of Derivative Liabilities
Emerald Multi Draw Credit Agreement - compound derivative liability (1)	$219,453	$516,058	$(167,905)	$-	$567,606
Emerald Financing - warrant liability (2)	15,251,413	-	(1,895,193)	-	13,356,220
Series B - warrant liability (3)	487,500	-	38,438	(144,375)	381,563
Total derivative liabilities	$15,958,366	$516,058	$(2,024,660)	$(144,375)	$14,305,389
Less, noncurrent portion of derivative liabilities	(219,453)				(567,606)
Current balance of derivative liabilities	$15,738,913				$13,737,783

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

On April 29, 2020, the Company entered into the Amended Credit Agreement which removed the change in control provision as an event of default for advances before and after the amendment. As a result of the modification, the contingent interest feature component of the compound derivative is no longer required to be bifurcated as a derivative liability. During the nine months ended September 30, 2020, the liability has been reduced to $0 through an adjustment to the change in fair value of derivative liabilities.

Because Emerald Health Sciences would forgo the contingent interest if the contingent put option was exercised upon an event of default, the value ascribed to the contingent put option within the compound derivative is considered de minimis before and after the amendment to the Credit Agreement.

Emerald Financing Warrant Liability (2)

In January and February 2018, the Company issued 44,200,000 warrants to purchase common stock in conjunction with the Emerald Financing. The warrants vest immediately and have an exercise price of $0.10 per share with a term of five years and are exercisable in cash or through a cashless exercise provision. The warrants contained an anti-dilution protection feature that provided the investors with price protection if the Company subsequently issued or sold any shares of common stock, stock options, or convertible securities at a price less than the exercise price of $0.10. In connection with the August 2020 Financing, this provision was waived, and the exercise price was permanently set to $0.10. In addition, the warrants contain a contingent put option if the Company undergoes a subsequent financing that results in a change in control. The warrant holders also have the right to participate in subsequent financing transactions on an as-if converted basis.

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

The warrant liabilities were valued using Monte Carlo simulations conducted at the balance sheet dates using the following assumptions:

	September 30, 2020	December 31, 2019
Dividend yield	0.00%	0.00%
Volatility factor	80.8%	79.5%
Risk-free interest rate	0.14%	1.62%
Expected term (years)	2.38	3.13
Underlying common stock price	$0.04	$0.13

Series B Warrant Liability (3)

In conjunction with the Redeemable Convertible Series B Preferred Stock financing, the Company issued the 2015 Series B Financing Warrants originally exercisable at a price of $1.15 per share. The warrants are exercisable in cash or through a cashless exercise provision and contain certain cash redemption rights. The Series B Financing Warrants also had a “down-round” protection feature if the Company subsequently issued or sold any shares of common stock, stock options, or convertible securities at a price less than the current exercise price. The down round provision was triggered and automatically adjusted down to $0.10 on December 28, 2017, after the Company entered into the Convertible Promissory Note (See Note 4) and again to $0.00 on January 19, 2018, as a result of the Emerald Financing. The strike price for these warrants is now permanently reset. However, because the remaining warrant holders still had certain cash redemption rights upon the occurrence of certain fundamental transactions, as defined in the Series B Financing Warrant agreements, the warrants continued to require liability classification. Subsequent to the repricing that occurred as a result of the Emerald Financing, the warrants have been valued using a Black Scholes Merton Option Pricing Model.

To compute the fair value of the warrants, the Company utilized the following assumptions in the Black Scholes Merton Option Pricing Model for the periods indicated:

As of December 31, 2019
Dividend yield	0.00%
Volatility factor	79.2%
Risk-free interest rate	1.60%
Expected term (years)	0.64
Underlying common stock price	$0.13

During the nine months ended September 30, 2020, 312,500 Series B Common Stock Warrants with an intrinsic value of $26,563 were exercised for no consideration per share, which resulted in the issuance of 312,500 shares of common stock. Prior to exercise, these Series B Common Stock Warrants were adjusted to fair value using a Black Scholes Merton Option Pricing Model which considered the closing trading price on the exercise dates. Because the exercise price of these options had been reset to $0.00, the fair value derived from the valuation model approximated the market value of the Company’s common stock on the exercise dates.

As of September 30, 2020, the remaining Series B Common Stock Warrants expired unexercised.

4. Debt

Multi-Draw Credit Agreement- Related Party

The Company’s Debt with Emerald Health Sciences consists of the following:

	Conversion Price	As of September 30, 2020	As of December 31, 2019
Total principal value of convertible debt—related party	$0.40	$2,014,500	$2,014,500
Unamortized debt discount		(1,220,838)	(1,622,344)
Unamortized debt issuance costs		(3,968)	(5,086)
Carrying value of total convertible debt - related party		789,694	387,070
Total principal value of non-convertible debt—related party	n/a	450,000	-
Total carrying value of advances under the multi-draw credit agreement		$1,239,694	$387,070

On October 5, 2018, the Company entered into the Credit Agreement with Emerald Health Sciences, a related party (See Note 8). On April 29, 2020, the Company entered into the Amended Credit Agreement with Emerald Health Sciences, which amends and restates the Credit Agreement. For all pre-existing and new advances, the Amended Credit Agreement removed the change in control as an event of default (See Note 3) and defers the quarterly payment of interest until the Company completes a capital raise of at least $5,000,000. As of September 30, 2020, interest is no longer being deferred as a result of the August 2020 Financing. The amendments to the pre-existing advances were accounted for as a modification. For all advances made after the Credit Agreement was amended, advances will be convertible at a reduced conversion price of $0.25 per share of Common Stock, unless Emerald Health Sciences provides notice that the advance will not be convertible.

For all outstanding advances, the Amended Credit Agreement provides for a credit facility to the Company of up to $20,000,000 and is unsecured. Advances under the Amended Credit Agreement bear interest at an annual rate of 7% and mature on October 5, 2022. At Emerald Health Sciences’ election, convertible advances and unpaid interest may be converted into common stock at the fixed conversion price of the underlying advance, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. As of September 30, 2020, the unused portion of the credit facility is $13,550,000. The drawdowns are subject to approval by the Company’s Board, which is controlled by the directors of Emerald Health Sciences. As such, the Company does not consider the facility available until advance requests are approved, drawn down and funded. The Amended Credit Agreement is still in place; however, there is no guarantee of continued funding.

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

During the nine months ended September 30, 2019, the Company initiated two advances, each in the amount of $2,000,000, for an aggregate principal amount of $4,000,000, and the Company issued an aggregate of 5,000,000 warrants with an exercise price of $0.50 per share (See Note 3). In accounting for the convertible advances and warrants, an aggregate amount of $3,283,890 was allocated to the debt and $716,110 was allocated to equity classified warrants. A beneficial conversion feature of $1,584,850 and compound derivative liabilities of an aggregate of $516,058 were recorded (See Note 3). Of the $516,058 in compound derivatives, $322,644 was recorded as other expense in the Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2019, as the value of the beneficial conversion feature exceeded the proceeds allocated to the third draw.

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

During the nine months ended September 30, 2020, the Company effected a fourth and fifth advances in the amounts of $150,000 and $300,000, respectively. The Lender has elected that the fourth and fifth advances will not be convertible into shares of Common Stock and gave notice to the Company that no warrants will be issued in connection with the advances.

Aggregate financing costs of $63,007 have been incurred and are recorded as a discount to the debt host and are being amortized using the effective interest rate method and recognized as non-cash interest expense over the term of the Amended Credit Agreement. As of September 30, 2020, the unamortized debt discount on the convertible advances will be amortized over a remaining period of approximately 2.01 years. As of September 30, 2020, the fair value of the shares underlying the convertible advances under the Amended Credit agreement was $211,523. As of September 30, 2020, the if-converted value did not exceed the principal balance.

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

Interest Expense

The Company’s interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Related party interest expense – stated rate	$44,087	$107,334	$117,459	$272,611
PPP loan interest expense – stated rate	294	-	511	-
Non-cash interest expense:
Amortization of debt discount	137,849	190,886	401,507	429,355
Amortization of transaction costs	384	3,327	1,117	9,609
	$182,614	$301,547	$520,594	$711,575

5. Stockholders’ Equity (Deficit) and Capitalization

Common Stock

August 2020 Financing

On July 31, 2020, the Company entered into a Securities Purchase Agreement with certain institutional investors for the issuance and sale of securities, with H.C. Wainwright & Co., LLC acting as the placement agent, pursuant to which the Company sold 56,333,334 common units, each consisting of one share of common stock and one warrant to purchase one share of common stock, and 60,333,334 pre-funded units, each consisting of one pre-funded warrant to purchase one share of common stock and one warrant to purchase one share of common stock, in a registered public offering which closed on August 4, 2020 (the “August 2020 Financing”). The common units and pre-funded units were sold at a price per unit of $0.06 and $0.059, respectively, for gross aggregate proceeds of $6,939,667. The common stock warrants and prefunded warrants have an exercise price of $0.06 and $0.001, respectively. The common stock warrants have a term of five years, and the pre-funded warrants are exercisable until all the pre-funded warrants have been exercised in full (Note 3).

In connection with the August 2020 Financing, the Company incurred issuance costs of $854,078, for net proceeds of $6,085,589. Additionally, the Company issued warrants to purchase 8,166,667 shares of common stock to the placement agent, which represent 7% of the total shares of common stock and pre-funded warrants sold in the offering. The placement agent warrants have an exercise price of $0.075 per share and a term of five years.

6. Stock-Based Compensation

Stock Incentive Plan

On October 31, 2014, after the closing of the Merger, the Board approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan initially reserved 3,200,000 shares for future grants. In October 2018, the Company increased the share reserve under the 2014 Plan to equal 10% of the number of issued and outstanding shares of common stock of the Company. In August 2020, the Company approved Amendment No. 2 to the 2014 Plan, which increased the share reserve by an additional 7,876,835 shares over the 10% of the number of issued and outstanding shares of common stock, and removed certain restrictions on the number of shares of common stock and the amount of cash-based awards up to which participants of the 2014 Plan can receive in a calendar year. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of September 30, 2020, the Company had 6,040,097 shares available for future grant under the 2014 Plan.

Stock Options

The following is a summary of option activities under the Company’s 2014 Plan for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding, December 31, 2019	3,317,642	$0.33	8.34

Granted	24,200,000	0.05
Cancelled	(1,861,964)	0.08
Forfeited	(655,000)	0.42
Outstanding, September 30, 2020	25,000,678	$0.07	9.73
Exercisable, September 30, 2020	4,410,668	$0.07	9.73

During the nine months ended September 30, 2020, no stock options were exercised. The weighted-average fair value of stock options granted during the nine months ended September 30, 2020 was $0.04.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model under the following assumptions:

Nine Months Ended September 30, 2020
Dividend yield	0.00%
Risk-free interest rate	0.28-0.38%
Expected term (years)	5.56-6.01
Volatility	92.55-93.84%

Restricted Stock Awards

During the nine months ended September 30, 2020, 643,501 restricted stock awards (“RSAs”) with a weighted average grant date fair value of $0.26 vested and were released from their service condition restriction. At September 30, 2020, there are no unvested RSA awards outstanding under the 2014 Plan.

Awards Granted Outside the 2014 Plan

Options

During the nine months ended September 30, 2020, 325,929 stock options with a weighted average exercise price of $0.25 were forfeited in connection with the separation and release of the Company’s former CFO. As of September 30, 2020, an additional 869,144 options vested and outstanding with a weighted average exercise price of $0.25 were cancelled unexercised.

Restricted Stock Awards

The following is a summary of RSA activity outside of the Company’s 2014 Plan during the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2019	450,000	$0.19

Granted	-	-
Released	(450,000)	0.19
Unvested, September 30, 2020	-	$-

Stock-Based Compensation Expense

The Company recognizes compensation expense using the straight-line method over the requisite service period. Stock-based compensation is included in the Condensed Consolidated Statements of Comprehensive Loss in general and administrative or research and development, depending upon the nature of services provided. Stock-based compensation expense (including compensation expense for RSAs discussed above) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$44,010	$-	$82,463	$-
General and administrative	104,355	170,106	158,753	514,683
	$148,365	$170,106	$241,216	$514,683

The total amount of unrecognized compensation cost was $879,628 as of September 30, 2020. This amount will be recognized over a weighted average period of 3.59 years.

7. Significant Contracts - University of Mississippi

UM 5050 Prodrug and UM 8930 Analog Agreements

In July 2018, the Company renewed its ocular licenses for UM 5050, related to the prodrug formulation of tetrahydrocannabinol (“THC”), and UM 8930, related to an analog formulation of cannabidiol (“CBD”). On May 24, 2019, the ocular delivery licenses were replaced by “all fields of use” licenses for both UM 5050 and UM 8930 (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted the Company an exclusive, perpetual license, including, with the prior written consent of UM, the right to sublicense, to intellectual property related to UM 5050 and UM 8930 for all fields of use.

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

i)

$100,000 paid within 30 days following the submission of the first Investigational New Drug Application (“NDA”) to the Food and Drug Administration or an equivalent application to a regulatory agency anywhere in the world, for a product;

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

As of September 30, 2020, with the exception of the fee due for the notice of allowance for CBDVHS, none of the other milestones under these license agreements have been met.

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

As of September 30, 2020, none of the milestones under this license agreement have been met.

8. Related Party Matters

Emerald Health Sciences

On February 1, 2018, the Company entered into an Independent Contractor Agreement with Emerald Health Sciences, pursuant to which Emerald Health Sciences agreed to provide such services as are mutually agreed between the Company and Emerald Health Sciences, including reimbursement for reasonable expenses incurred in the performance of the Independent Contractor Agreement. These services included, but were not limited to, corporate advisory services and technical expertise in the areas of business development, marketing, investor relations, information technology and product development. The Independent Contractor Agreement had an initial term of 10 years and specified compensation which was agreed upon between the Company’s Chief Executive Officer and Emerald Health Sciences’ Chairman, CEO and President on a month-to-month basis. The fee due under this agreement was payable on a monthly basis. Effective December 31, 2019, the Independent Contractor Agreement was terminated. As of September 30, 2020, the Company maintains an accrual of $7,032 in expenses under the Independent Contractor Agreement which have yet to be paid. Under this agreement, no expenses were incurred for the three and nine months ended September 30, 2020. Under this agreement, for the three and nine months ended September 30, 2019, the Company incurred expenses of $150,000 and $450,000, respectively.

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

On December 19, 2019, the Company entered into an Independent Contractor Services Agreement with Dr. Avtar Dhillon, pursuant to which Dr. Dhillon will provide ongoing corporate finance and strategic business advisory services to the Company. In exchange for his services, Dr. Dhillon will receive a monthly fee of $10,000, with (i) $5,000 paid each month and (ii) $5,000 accruing from the effective date and payable upon the Company’s completion of a material financing. The Board will review the monthly rate paid to Dr. Dhillon within 90 days of the end of each fiscal year. The Independent Contractor Services Agreement has an initial term of one year and will renew automatically thereafter unless terminated earlier by either party. The Independent Contractor Services Agreement may be terminated by either party for cause upon written notice to the other party if the other party defaults in the performance of the agreement in any material respect or materially breaches the terms of the agreement, or without cause upon 30 days’ prior written notice to the other party. On March 30, 2020, the Company and Dr. Dhillon amended the Independent Contractor Services Agreement by agreeing to accrue 100% of Dr. Dhillon’s consulting fees until the Board of Directors determines that the Company has been sufficiently financed to make such payments at which point the Company agrees to pay Dr. Dhillon all of his accrued consulting fees, and a bonus of 10% of his accrued consulting fees, less applicable tax and other withholdings. The deferral was paid concurrent with the August 2020 Financing. Under this agreement, for the three and nine months ended September 30, 2020, the Company incurred fees of $31,000 and $97,387, respectively. As of September 30, 2020, the Company has accrued $10,000 in expense related to the Independent Contractor Services Agreement.

In addition, on August 10, 2020, Emerald Health Sciences, Inc. transferred Dr. Avatar Dhillon 500,000 shares of the Company’s common stock at a deemed price of $0.10 in exchange for the cancellation of $50,000 of debt.

As of September 30, 2020, Jim Heppell and Punit Dhillon are board members of the Company and Emerald Health Pharmaceuticals, a subsidiary of Emerald Health Sciences, Inc. As of September 30, 2020, Jim Heppell is also a board member of Emerald Health Sciences, Inc. The Company’s CEO, Punit Dhillon also served as a board member of Emerald Health Sciences, Inc. until he tendered his resignation from such board on August 10, 2020. Additionally, the Company shares the same office location as Emerald Health Pharmaceuticals.

On August 10, 2020, Emerald Health Sciences, Inc. extinguished debt of $186,667 by transferring 1,566,666 shares of the Company’s common stock at a deemed price of $0.10 per share to certain officers, employees and directors of the Company.

9. Subsequent Events

Stock Incentive Plan

On October 5, 2020, the Company granted 2,000,000 stock options under the 2014 Plan to an employee. The stock options have an exercise price of $0.05 per share and a fair market value of $0.04 per share on the date of grant. The stock options vest 10% on the grant date with the remaining 90% vesting semi-annually over a four-year period.

In connection with the departure of the Company’s Chief Medical Officer, 3,968,271 stock options have been forfeited on November 6, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and nine months ended September 30, 2020 and 2019 (unaudited) and the year ended December 31, 2019 together with the notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Overview

We are a biopharmaceutical company targeting the discovery, development, and commercialization of cannabinoid-derived therapeutics, through a number of license agreements with the University of Mississippi (“UM”). UM holds the only contract to cultivate cannabis for research purposes on behalf of the Federal Government of the United States and has held that federal license since 1968, and it has significant expertise in cannabis cultivation and the extraction, separation, processing and manufacture of cannabis extracts as well as the chemistry and physiology of cannabinoid molecules. We strive to serve as UM’s partner for the development and commercialization of cannabinoid- derived therapeutics, and the realization of this partnership will depend on the successful development of these compounds through the regulatory requirements of drug approval agencies, like the Food and Drug Administration (the “FDA”) in the United States and the European Medicines Agency in the European Union.

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

Recent Events and Significant Contracts.

Expansion of UM 5050 and UM 8930 Licenses from Ocular Delivery Only to All Fields of Use

On May 24, 2019, we executed two restated and amended license agreements with UM which expanded our use of UM 5050, a prodrug of tetrahydrocannabinol (“THC”), and UM 8930, an analog of cannabidiol (“CBD”), expanded our scope of field of use from ocular delivery only to all fields of use. Pursuant to these license agreements, we have exclusive, perpetual, worldwide licenses related to UM 5050 and UM 8930. Additionally, with the prior written consent of UM, we have the right to sublicense the licensed intellectual property.

The exclusive license for tetrahydrocannabinol-valine-hemisuccinate (“THCVHS”), the proprietary prodrug of THC, is expected to allow us to explore related uses for the active moiety of the prodrug, namely THC. Independent in vitro and in vivo studies have demonstrated the potential use of THC in a variety of potential indications based on the ability of the cannabinoid to act as an anti-inflammatory, anti-fibrotic, and/or inhibitor of neovascularization. The Company has generated data related to these effects using an ex vivo human tissue model of the eye. The prodrug technology employed in THCVHS is designed to enhance the pharmacokinetic and pharmacodynamics of the active part of the molecule, once introduced into the body through various routes of administration being considered by the development team.

The exclusive license of cannabidiol-valine-hemisuccinate (“CBDVHS”), the analog of CBD, is expected to permit us to expand research and development into organ systems outside of the current ocular space. Potential disease targets over time could involve the central nervous system, the gastrointestinal tract, the endocrine/metabolic system, reproductive system diseases, or as yet unrecognized opportunities. This bioengineered version of CBD is expected to enlarge the disease target pool by virtue of new routes of administration into the body, thereby enhancing bioavailability. The determination by the DEA that CBDVHS is not a controlled substance permits us to enlarge the potential pool of clinical test sites and a more diverse patient pool in the study of disease. We expect to develop strategic collaborations to identify and advance these applications.

THCVHS

THCVHS, our lead ocular compound, is a prodrug of THC. We have delayed our first-in-human studies of THCVHS, from the second half of 2020, to the third quarter of 2021. The first-in-human studies are expected to be conducted in both normal subjects and patients with glaucoma or ocular hypertension in Australia (the “Clinical Trial”). We are eligible under the AusIndustry research and development tax incentive program to obtain a cash amount from the Australian Taxation Office. The tax incentive is available to us based on specific criteria with which we must comply. The manufacturing of the active pharmaceutical ingredient of THCVHS is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In connection with the recent pandemic of COVID-19 there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies.

During 2019 and the nine months ended September 30, 2020, we achieved various milestones related to the research and development of THCVHS, including the following:

•

UM completed experiments showing that THCVHS was statistically superior in lowering intraocular pressure (“IOP”) in normotensive rabbits compared to the prostaglandin-based therapy, latanoprost, the current standard-of-care for treating glaucoma. Significance was reached across multiple timepoints during a seven-day course of dosing using a validated rabbit normotensive ocular model and THCVHS exerted pharmacologic activity consistent with once or twice-daily dosing.

•

Glauconix Biosciences Inc. (“Glauconix”) completed their pilot study to research the mechanism of action and IOP-lowering ability of THC when administered into an ex vivo model of a 3D-human trabecular meshwork using both healthy and glaucomatous-derived tissues. The Glauconix study is supportive of the mechanism of action of THCVHS in lowering IOP, a defining disease process of hypertensive glaucoma. Additionally, biomarkers associated with inflammation and fibrosis in both normal tissue and tissues affected by glaucoma were significantly decreased, pointing to anti-inflammatory and anti-fibrotic activities that are often associated with the cannabinoid class of molecules in other disease-states. The data also revealed that biomarkers associated with neovascularization, a disease process of new blood vessel formation that can damage the retina in a variety of ocular diseases, were also inhibited by THC, prompting further study for the utility of this drug in diseases of the retina. These data were consistent with the in vivo rabbit IOP response data that was conducted in parallel to the Glauconix study, as were internal Glauconix validation testing using cannabinoid receptor stimulator molecules that acted as proxy receptor agonists for THC, the active moiety of THCVHS.

•

In August 2019, EMBI Australia Pty Ltd entered into a start-up agreement with Novotech (Australia) Pty Limited (“Novotech”). The start-up agreement is being entered into in connection with the launch of the Clinical Trial. We expect to pay approximately $45,000 in professional fees and pass through costs in connection with the services provided for in the start-up agreement. Additionally, on September 26, 2019, EMBI Australia Pty Ltd and Novotech executed a Master Services Agreement and anticipate entering into project agreements covering all anticipated services to be provided by Novotech in connection with the Clinical Trial.

•

In August 2019, EMBI Australia entered into a master service agreement and initial statement of work with Agilex Biolabs Pty Ltd (“Agilex”), pursuant to which Agilex would assist with the assay set up for the anticipated Clinical Trial.

•	In August 2019, we executed an agreement with Bioscience Laboratories, Inc. to complete Draize testing in advance of the anticipated Clinical Trial.

•

AMRI worked toward closing the synthesis validation pathway to manufacture cGMP API of THCVHS with validation of drug product purity. On April 30, 2019, we entered into an additional agreement with AMRI related to non-GMP synthesis of a demonstration batch of our prodrug, THCVHS. In August 2019, our manufacturing agreement with AMRI for THCVHS that was executed in July 2018 was replaced by the agreement with Noramco, discussed below.

27

•

On August 7, 2019, we entered into a first amendment to our agreement with Noramco to manufacture THCVHS (the “Noramco Agreement,” as amended from time to time). CBDVHS was being manufactured pursuant to the Noramco Agreement prior to the amendment. We paid $257,800 upfront to add the manufacture of THCVHS to the Noramco Agreement, and additional payments will be made upon Noramco’s shipping of the GMP active pharmaceutical ingredient to us. All other material terms of the Noramco Agreement remain the same.

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

•

In January 2019, we executed an agreement with Pharmaceuticals International, Inc. (“PII”) to conduct studies to determine options for producing a sterile dosage form which can be dosed in humans in a clinical study. PII will conduct appropriate formulation studies to determine storage and processing options. Pursuant to the terms of the agreement, we paid $72,500 to initiate the project. After the initial evaluation, we have agreed to pay additional fees and expenses upon the completion of certain milestones.

CBDVHS

CBDVHS is our proprietary CBD analog. We have embarked on studies with UM exploring the utility of our drug candidate CBDVHS as a topical formulation for the potential treatment and management of several ocular diseases, including but not limited to, uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy.

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

In the second quarter of 2019, UM also completed pre-clinical experiments showing that CBDVHS exhibited an ability to penetrate multiple chambers of the eye and reach the optic nerve. These findings support the therapeutic potential to provide ocular neuroprotection of retinal ganglion cells, an important goal in treating diseases that lead to vision loss. The data were published in the peer-reviewed Journal of Ocular Pharmacology and Therapeutics in a paper entitled, “Analog Derivatization of Cannabidiol for Improved Ocular Permeation” (2019; volume 35 (5): 1-10).

In February 2019, we entered into the Noramco Agreement to provide manufacturing and product development services for our analog formulation of CBD. We paid $146,386 upfront and additional payments will be made upon Noramco’s shipment of the active pharmaceutical ingredient.

We plan to continue to work with UM to explore other potential indications and associated routes of administration based on the expanded UM5050 and UM 8930 exclusive licenses. Our decision to advance a potential therapeutic candidate will be influenced by several criteria, including but not limited to, pre-clinical data, synthesis and formulation capability as well as prevailing market conditions.

In July 2019, we engaged StemoniX to evaluate CBD and CBDVHS in a human in vitro neural model that has application for epilepsy. The series of experiments are designed to provide insight into how these cannabinoids stabilize neuronal cells. In November and December 2019, we also executed additional pre-clinical research agreements with StemoniX related to CBDVHS.

In December 2019, we announced data generated by StemoniX, that CBDVHS was both pharmacologically and therapeutically distinct from CBD when studied in an in vitro human neural tissue model mimicking chemically induced seizure-like hyperactivity. Additionally, CBDVHS was observed to gain potency in anti-seizure-like activity over the seven-day observation period, whereas the suppressive effect afforded by CBD dissipated by day three. In the assessment of safety parameters of CBDVHS, the molecule was not found to be toxic to the neurologic cells tested in multiple assays, both in acute and longer-term exposure.

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

Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and determined that there were no changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2020.

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

Results of Operations

For the three months ended September 30, 2020 and 2019

Revenues. To date, we have not generated any revenues, and do not expect to generate any revenue from the sale of products in the near future.

Operating expenses. For the three months ended September 30, 2020, our total operating expenses were $1,538,220 as compared to $1,503,114 for the three months ended September 30, 2019. The increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the three months ended September 30, 2020 were $346,217, which consisted of expenses including salaries and benefits and consulting fees for the staff involved in our preclinical and clinical drug development activities, the annual license maintenance fee paid to UM, and fees related to contract manufacturing paid to Noramco. Research and development expenses for the three months ended September 30, 2019 were $513,004, which consisted of expenses including salaries and benefits and consulting fees for the staff involved in our preclinical and clinical drug development activities, contract research and development fees paid to Glauconix, StemoniX and Bioscience Laboratories, regulatory consulting fees paid to RRD, fees related to contract manufacturing paid to Noramco, fees related to contract formulation work paid to PII and fees paid to Novotech and Agilex in preparation of the Clinical Trial. The decrease in research and development expense of $166,787 was primarily due to a decrease contract manufacturing activity, regulatory consulting fees and license fees during the three months ended September 30, 2020.

General and administrative. General and administrative expenses for the three months ended September 30, 2020 were $1,192,003, which primarily consisted of salaries, general legal, insurance, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the three months ended September 30, 2019 were $990,110, which primarily consisted of salaries, stock compensation expense, general legal and patent related fees, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. General and administrative expenses increased period over period primarily due to increases in severance from the separation of our former CEO, insurance, and audit fees which were offset by a decrease in salaries and stock-based compensation expense.

Other expense (income). For the three months ended September 30, 2020, we had other income of $241,524 related primarily to interest expense of $182,614 and a decrease in the fair value of our derivative liabilities of $424,138.

For the three months ended September 30, 2019, the Company had other expense of $3,428,011 related primarily to the increase in fair value of our derivative liabilities by $3,126,464 which was driven by an increase in our stock price. This amount was offset by interest expense of $301,547.

The decrease in interest expense period over period was related to a lower principal balance on the Credit Agreement from the paydown of the facility in December 2019.

Net loss and comprehensive loss. For the three months ended September 30, 2020, we had a net loss of $1,296,696 as compared to a net loss of $4,931,125 for the three months ended September 30, 2019. The change was primarily attributable to the decrease in other expense. We expect to incur net losses for the foreseeable future.

For the nine months ended September 30, 2020 and 2019

Operating expenses. For the nine months ended September 30, 2020, our total operating expenses were $4,970,086 as compared to $4,789,068 for the nine months ended September 30, 2019. The increase in operating expenses was due to the items noted below:

Research and development. Research and development expenses for the nine months ended September 30, 2020 were $1,574,357, which consisted of salaries and benefits and consulting fees for the staff involved in our preclinical and clinical drug development activities, contract research and development fees paid to UM, fees related to contract manufacturing paid to Noramco, fees related to contract formulation work paid to PII, a $200,000 license fee incurred under the UM 8930 Analog Agreement for the receipt for the first United States Patent and Trademark Office notice of allowance and the annual license maintenance fee for UM 5070.

Research and development expenses for the nine months ended September 30, 2019 were $1,522,031, which consisted of the upfront payments for the all fields of use licenses for UM 5050 and UM 8930, the annual license maintenance fee for UM 5070, salaries and benefits and consulting fees for the staff involved in our preclinical and clinical drug development activities, contract research and development fees paid to UM, Glauconix, StemoniX and Bioscience Laboratories, regulatory consulting fees paid to RRD, fees related to contract manufacturing paid to AMRI, Noramco and ElSohly Laboratories, fees related to contract formulation work paid to PII and fees paid to Novotech and Agilex in preparation of the Clinical Trial.

For the nine months ended September 30, 2020, research and development expenses increased by $52,326, as compared to the nine months ended September 30, 2019. R&D expense remained relatively constant period over period.

General and administrative. General and administrative expenses for the nine months ended September 30, 2020 were $3,395,729, which primarily consisted of salaries, severance, insurance, general legal and fees, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. By comparison, general and administrative expenses for the nine months ended September 30, 2019 were $3,267,037, which primarily consisted of salaries, stock compensation expense, general legal and patent related fees, consulting fees and professional fees related to the Company’s capital raising efforts and regulatory filings. General and administrative expenses increased by $128,692 primarily due to increases in legal, accounting and severance from the departure of the Company’s former CEO and CFO.

Other expense (income). For the nine months ended September 30, 2020, the Company had other expense of $86,906 related primarily to interest expense under the Credit Agreement, which was offset by a gain from the decrease in the fair value of our derivative liabilities. For the nine months ended September 30, 2019, the Company had other income of $990,441 related primarily to the decrease in fair value of our derivative liabilities which was driven by the decrease in our stock price. In addition, we initiated drawdowns under the Credit Agreement which required us to bifurcate compound embedded derivatives and record an additional charge for the fair value of such instruments in excess of proceeds. The decrease of $1,077,347 in other income period over period was attributable to the change in fair value of derivative liabilities from fluctuations in the Company’s stock price during the period and the quantity of outstanding instruments underlying the derivative balance. In December 2019, 40,800,000 of the Emerald Financing Warrants were exercised which caused a decrease in the overall balance of the derivative liability. The proceeds from the exercise of the Emerald Financing Warrants were used to pay down a portion of the Credit Agreement which also decreased interest expense recognized for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Net (loss) income and comprehensive (loss) income. For the nine months ended September 30, 2020, we had a net loss of $5,058,592 as compared to a net loss of $3,800,227 for the nine months ended September 30, 2019. The increase in the net loss was primarily attributable to the decrease in other income from our derivative liabilities and offset by an increase in operating expenses. We expect to incur net losses for the foreseeable future.

Liquidity and Capital Resources

We have incurred operating losses and negative cash flows from operations since our inception and as of September 30, 2020, had an accumulated deficit of $37,231,874, stockholders’ equity of $1,853,367 and working capital of $3,137,772. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop potential drug candidates into preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. We had cash of $4,224,601 as of September 30, 2020, as compared to $1,829,977 as of December 31, 2019. The increase was primarily attributable to the proceeds received in the August 2020 Financing. Without additional funding, management believes that we will not have enough funds to meet our obligations beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions give rise to substantial doubt as to our ability to continue as a going concern.

On October 5, 2018, we secured a Credit Agreement with Emerald Health Sciences (the “Credit Agreement”), providing us with a credit facility of up to $20,000,000. Under the Credit Agreement, we may draw a remaining amount of up to $14,000,000 in advances from Emerald Health Sciences from time to time. The advances are subject to approval by our Board, which is controlled by the directors of Emerald Health Sciences. As such, we do not consider the facility available until advance requests are approved, drawn down and funded. As of March 31, 2020, we had effected three drawdowns under the Credit Agreement, each in the amount of $2,000,000, for an aggregate principal amount of $6,000,000 in advances, and have issued to Emerald Health Sciences warrants to purchase an aggregate of 7,500,000 shares of common stock at an exercise price of $0.50 per share. On December 20, 2019, we entered into a Warrant Exercise Agreement with Emerald Health Sciences, pursuant to which Emerald Health Sciences has exercised 40,800,000 of such warrants and paid the aggregate exercise price of approximately $4,080,000 for the related warrant shares in the form of a reduction of the corresponding amount of obligations outstanding under the Credit Agreement. Upon consummation of the transactions under the Warrant Exercise Agreement, the total outstanding principal amount excluding discounts under the Credit Agreement was $2,014,500.

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

On April 29, 2020, we entered into an Amended and Restated Multi-Draw Credit Agreement with Emerald Health Sciences, which amends and restates the Credit Agreement, as reported in the current report on the Form 8-K filed with the SEC on April 29, 2020. The Amended Credit Agreement provides for a credit facility to us in the principal amount of up to $20,000,000, which includes, without limitation, the advances totaling $6,000,000 that were granted prior to the amendment and advances of at least $150,000 for each of May, June and July 2020. During the nine months ended September 30, 2020, we received the fourth and fifth advances of $150,000 and $300,000 pursuant to the Amended Credit Agreement. The advances bear interest at 7% per annum and mature on October 5, 2022.

On July 28, 2020, we filed a registration statement on Form S-1/A, which has been declared effective as of July 31, 2020, and on July 31, 2020, we filed a related registration statement on a Form S-1MEF that became effective under Rule 462(b). On July 31, 2020, we sold 56,333,334 common stock units each consisting of one share of common stock and one common stock warrant and 60,333,334 pre-funded units each consisting of one pre-funded warrant and one common stock warrant, which securities were registered under the foregoing registration statements under a securities purchase agreement, as reported in our current report on the Form 8-K filed with the SEC on August 5, 2020. The net proceeds from the transaction were $6.1 million. The common stock warrants and prefunded warrants have an exercise price of $0.06 and $0.001, respectively. The term of the common stock warrants is five years, and the pre-funded warrants are exercisable until all the pre-funded warrants have been exercised in full. We intend to use the net proceeds of the Offering for general corporate purposes, including working capital.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread to the United States and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States, Australia and around the world, where the Company has operations and conducts laboratory research and clinical studies. In response to the outbreak, federal and state authorities in the United States have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, nonessential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment, and significant economic disruptions to the global financial markets. These disruptions could impact our ability to raise additional capital and obtain the necessary funds.

Notably, we rely on third-party manufacturers to produce our product candidates. The manufacturing of the active pharmaceutical ingredient of THCVHS is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In connection with the recent COVID-19 pandemic, there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. Therefore, we have shifted the expected start of our first-in-human studies of the lead drug candidate, THCVHS, from the second half of 2020, to the 2021 timeframe.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On October 12, 2020, Mr. Dennis Kim provided notice of his resignation from his position as the Chief Medical Officer of Emerald Bioscience, Inc. His resignation is effective November 6, 2020, and is due to personal reasons and is not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

Item 6. Exhibits.

4.1	Form of Common Warrant(1)
4.2	Form of Pre-Funded Warrant(1)
10.1	Form of Securities Purchase Agreement, dated as of July 31, 2020, between the Company and certain purchasers set forth in the signature page thereto(1)
10.2	Separation and Release Agreement, dated August 7, 2020, by and between Emerald Bioscience, Inc. and Brian Murphy(2)
10.3	Employment Agreement, dated August 10, 2020, by and between Emerald Bioscience, Inc. and Punit Dhillon(2)
10.4	Amendment No. 2 to 2014 Omnibus Incentive Plan(2)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________

(1)	Included as exhibit to our Current Report on Form 8-K filed on August 5, 2020.
(2)	Included as exhibit to our Current Report on Form 8-K filed on August 12, 2020.

(*) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emerald Bioscience, Inc., a Nevada corporation

November 6, 2020	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Chairman of the Board, and Director (Principal Executive Officer)

November 6, 2020	By:	/s/ Richard Janney
Richard Janney
	Its:	Principal Accounting Officer (Principal Financial and Accounting Officer)

