Form 10-Q
period 2021-03-31
Skye Bioscience, Inc.
filed 2021-05-07
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 000-55136
Skye Bioscience, Inc.
_____________________________________________________________
(Exact name of registrant as specified in its charter)

Nevada	45-0692882
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5910 Pacific Center Blvd, Suite 320, San Diego, CA 92121
(Address of principal executive offices) (Zip Code)
(949) 480-9051
(Registrant’s telephone number, including area code)
_____________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SKYE	OTCQB
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 5, 2021, there were 371,974,416 shares of the issuer’s $0.001 par value common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q that are not descriptions of historical facts are forward-looking statements that are based on management’s current expectations and assumptions and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially and negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section below titled “Risk Factors,” including, without limitation, risks relating to:
•the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates;
•the early stage of our product candidates presently under development;
•our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;
•our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;
•our ability to retain or hire key scientific or management personnel;
•our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;
•our dependence on University of Mississippi, third party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;
•our ability to develop successful sales and marketing capabilities in the future as needed;
•the size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;
•competition in our industry;
•the duration and impact of the novel coronavirus (“COVID-19”) pandemic; and
•regulatory developments in the United States and foreign countries.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Note 2)
ASSETS
Current assets
Cash	$5,152,425	$2,469,410
Restricted cash	4,567	4,566
Prepaid expenses and other current assets	224,608	190,409
Total current assets	5,381,600	2,664,385

Property and equipment, net	17,099	7,341
Total assets	$5,398,699	$2,671,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$499,854	$364,340
Accounts payable to related party	10,000	17,032
Accrued interest due to related party	43,129	44,087
Accrued payroll liabilities	131,995	61,547
PPP loan current	103,523	64,062
Other current liabilities	318,862	197,564
Derivative liabilities	276,917	38,567
Total current liabilities	1,384,280	787,199

Non-current liabilities
PPP loan non-current	13,177	52,638
Multi-draw credit agreement - related party	450,000	450,000
Convertible multi-draw credit agreement - related party, net of discount	1,072,593	931,103
Total liabilities	2,920,050	2,220,940

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 50,000,000 and 20,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 5,000,000,000 and 500,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 367,641,082 and 288,074,415 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	367,641	288,074
Additional paid-in-capital	43,005,506	38,896,693
Accumulated deficit	(40,894,498)	(38,733,981)
Total stockholders’ equity	2,478,649	450,786
Total liabilities and stockholders’ equity	$5,398,699	$2,671,726
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Operating expenses
Research and development	$609,656	$799,612
General and administrative	1,127,606	1,411,596
Total operating expenses	1,737,262	2,211,208

Operating loss	(1,737,262)	(2,211,208)

Other expense (income)
Change in fair value of derivative liabilities	238,350	(35,903)
Interest expense	184,905	166,355
Total other expense, net	423,255	130,452

Net loss and comprehensive loss	$(2,160,517)	$(2,341,660)

Loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	336,883,489	182,256,966
Diluted	336,883,489	183,737,415
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(2,160,517)	$(2,341,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	938	365
Stock-based compensation expense	146,580	64,142
Change in fair value of derivative liabilities	238,350	(35,903)
Amortization of debt discount	141,490	130,710
Changes in assets and liabilities:
Prepaid expenses and other current assets	(34,199)	57,290
Accounts payable	135,514	807,457
Accounts payable to related party	(7,032)	30,903
Accrued interest due to related party	(958)	35,645
Accrued payroll liabilities	70,448	(24,546)
Other current liabilities	121,298	9,484
Net cash used in operating activities	(1,348,088)	(1,266,113)

Cash flows from investing activities:
Purchase of property and equipment	(10,696)	—
Net cash used in investing activities	(10,696)	—

Cash flows from financing activities:
Proceeds from common stock warrant exercises	4,030,000	—
Proceeds from pre-funded warrant exercises	11,800	—
Net cash provided by financing activities	4,041,800	—

Net increase (decrease) in cash and restricted cash	2,683,016	(1,266,113)

Cash and restricted cash, beginning of period	$2,473,976	$1,834,515

Cash and restricted cash, end of period	$5,156,992	$568,402

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$5,152,425	$563,864
Restricted cash	4,567	4,538
Total cash and restricted cash shown in the consolidated statements of cash flows	$5,156,992	$568,402

Cash paid during the period for:
Interest	$44,087	$—

Supplemental disclosures of non-cash financing activities:
Reclassification of warrant liabilities to equity from exercise of warrants	$—	$26,563
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, January 1, 2020	182,895,247	$182,895	$32,538,445	$(32,173,282)	$548,058

Stock-based compensation expense	—	—	64,142	—	64,142

Series B warrant exercises	312,500	313	26,250	—	26,563

Net loss for the three months ended March 31, 2020	—	—	—	(2,341,660)	(2,341,660)

Balance, March 31, 2020	183,207,747	$183,208	$32,628,837	$(34,514,942)	$(1,702,897)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2021	288,074,415	$288,074	$38,896,693	$(38,733,981)	$450,786

Stock-based compensation expense	600,000	600	145,980	—	146,580

Exercise of common stock warrants	67,166,667	67,167	3,962,833	—	4,030,000

Exercise of pre-funded warrants	11,800,000	11,800	—	—	11,800

Net loss for the three months ended March 31, 2021	—	—	—	(2,160,517)	(2,160,517)

Balance, March 31, 2021	367,641,082	$367,641	$43,005,506	$(40,894,498)	$2,478,649
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
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
In August 2019, the Company formed a new subsidiary in Australia, SKYE Bioscience Pty Ltd. (formerly "EMBI Australia Pty Ltd."), an Australian proprietary limited company (“SKYE Bioscience Australia”), in order to qualify for the Australian government’s research and development tax credit for research and development dollars spent in Australia. The primary purpose of SKYE Bioscience Australia is to conduct clinical trials for the Company’s product candidates.
The Company is a biopharmaceutical company located in San Diego, California that plans to research, develop and commercialize therapeutics derived from cannabinoids through several license agreements with the University of Mississippi (“UM”). UM is an entity federally permitted and licensed to cultivate cannabis for research purposes in the United States.
As of March 31, 2021, the Company has devoted substantially all its efforts to securing product licenses, carrying out research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since inception and as of March 31, 2021, had an accumulated deficit of $40,894,498. As of March 31, 2021, the Company had unrestricted cash in the amount of $5,152,425. The Company expects to continue to incur significant losses in 2021 and may incur significant losses and negative cash flows from operation in the future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. As the Company approaches its first clinical trial, it expects to ramp up research and development spending and to increase cash used in operating activities. However, based on the Company’s expected cash requirements, without obtaining additional funding by December 2021, management believes that the Company will not have enough funds to continue clinical studies. These conditions may give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences (See Note 4).
On April 29, 2020, the Company entered into an Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) with Emerald Health Sciences (See Note 4). The Amended Credit Agreement provides for a credit facility in the principal amount of up to $20,000,000. As of March 31, 2021, the Company has drawn down on $6,450,000 of the Amended Credit Agreement and may draw down up to the remaining amount. However, the Company does not consider the facility available until advance requests are approved, drawn down and funded. The Amended Credit Agreement is still in place, however, there is no guarantee of continued funding from Emerald Health Sciences.
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

The Company plans to continue to pursue funding through public or private equity or debt financings, licensing arrangements, asset sales, government grants or other arrangements. However, the Company cannot provide any assurances that such additional funds will be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, dilution to existing stockholders would result.
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
Notably, the Company relies on third party manufacturers to produce its product candidates. The manufacturing of the active pharmaceutical ingredient of THCVHS is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States. In connection with the COVID-19 pandemic, there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. The location of the proposed clinical trial are clinical sites in Australia and since the COVID-19 outbreak in that country, the multiple cities have experienced health emergency lockdowns which have had a negative impact on the conduct and timelines of clinical studies. Therefore, the Company has shifted its first-in-human studies of THCVHS from the second half of 2020 to the second half of 2021.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements have been prepared on a consistent basis with the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2020, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosures necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).
The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the Company’s audited financial statements as of December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021. The unaudited financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes a broader discussion of the Company’s business and the risks inherent therein.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities, which are not readily apparent from other sources. Such estimates and judgments are utilized for stock-based compensation expense, equity instruments, derivative liabilities, and debt with embedded features.
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
The carrying values of the Company’s financial instruments, with the exception of the Amended Credit Agreement and derivative liabilities, including, cash, prepaid expenses, accounts payable and other current liabilities approximate their fair value due to the short maturities of these financial instruments. The derivative liabilities are valued on a recurring basis utilizing Level 3 inputs (Note 3).
As of March 31, 2021 and December 31, 2020, the Company estimated that the fair value of the Amended Credit Agreement was materially consistent with the fair value estimate as of December 31, 2019 of approximately $1,877,938, plus the non-convertible advances made in 2020. This determination was based on the following considerations: (i) the Company has not experienced any significant change in its credit worthiness or operations year over year, (ii) there have been no repayments or convertible draws, (iii) the facility is closer to maturity, and (iv) the embedded conversion feature on the convertible advances is out-of-the-money at the reporting date. Information pertinent to estimating the fair value of the Amended Credit Agreement includes valuing the embedded conversion feature and considering the discounted cash flows of the interest and principal payments through maturity (Note 4).
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
The Company accounts for convertible debt instruments with embedded conversion features in accordance with ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”) if it is determined that the conversion feature should not be bifurcated from their host instruments. Under ASC 470-20, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the difference between the fair value of the underlying common stock at the commitment date and the embedded effective conversion price. When the Company determines that the embedded conversion option should be bifurcated from its host instrument, the embedded feature is accounted for in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently recorded at fair value at each reporting date based on current fair value, with the changes in fair value reported in the results of operations.
The Company also follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported in other expense (income), net in the accompanying Consolidated Statements of Comprehensive Loss.
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
Warrants Issued in Connection with Financings
The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, the Company records the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other expense (income), net in the Consolidated Statements of Comprehensive Loss.
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

Stock-Based Compensation Expense

Stock-based compensation expense is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period with forfeitures accounted for as they occur. The Company uses the Black-Scholes Merton option pricing model for estimating the grant date fair value of stock options using the following assumptions:
•Volatility - Expected volatility is estimated using the historical stock price performance over the expected term of the award.
•Expected term - The expected term is based on a simplified method which defines the life as the weighted average of the contractual term of the options and the vesting period for each award.
•Risk-free rate - The risk-free interest rate for the expected term of the option is based on the average market rate on U.S. Treasury securities in effect during the period in which the awards were granted.
•Dividends - The dividend yield assumption is based on the Company’s history and expectation of paying no dividends in the foreseeable future.
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

	Three Months Ended March 31, (Unaudited)
	2021	2020
Stock options	21,560,000	4,512,715
Unvested restricted stock	—	643,501
Common shares underlying convertible debt	5,124,384	5,125,363
Warrants	78,546,668	23,593,356
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in fiscal periods ending after December 15, 2020. Upon implementation, the Company may use either a modified retrospective or full retrospective method of adoption. The adoption of ASU 2020-06 will impact the way the Company calculates its (loss) earnings per share, result in expanded disclosures around convertible instruments and remove the requirement to assess and record beneficial conversion features. The impact from adoption will depend on whether the Company elects to early adopt this ASU. The Company currently plans to adopt the provisions of this ASU on the effective date. However, it reserves the right to early adopt these provisions.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The Board issued this update as part of its Simplification Initiative to improve areas of GAAP and reduce cost and complexity while maintaining usefulness of the financial statements. The main provisions remove certain exceptions, including the exception to the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. In addition, the amendments simplify income tax accounting in the areas such as income-based franchise taxes, eliminating the requirements to allocate consolidated current and deferred tax expense in certain instances and a requirement that an entity reflects the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this ASU on the effective date of January 1, 2021. The amendments in the update related to foreign subsidiaries have been applied on a modified retrospective basis, the amendments to franchise taxes were applied on a modified retrospective basis and all other amendments have been applied on a prospective basis. Because the Company’s deferred tax assets net of deferred tax liabilities are fully reserved, the impact from the adoption of this standard was not material.
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
Warrants vested and outstanding as of March 31, 2021 are summarized as follows:

Source	Exercise Price	Term (Years)	Number of Warrants Vested and Outstanding
Pre 2015 Common Stock Warrants	$1.00	6-10	1,110,000
2015 Common Stock Warrants	5.00	10	100,000
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Common Stock Warrants to Placement Agent	$0.40	5	125,000
2017 Series D Common Stock Warrants to Placement Agent	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	3,400,000
Emerald Multi-Draw Credit Agreement Warrants	$0.50	5	7,500,000
2019 Common Stock Warrants	$0.35	5	8,000,000
2020 Common Stock Warrants	$0.06	5	49,500,001
2020 Common Stock Warrants to Placement Agent	$0.075	4.99	8,166,667
Total warrants vested and outstanding as of March 31, 2021			78,546,668
Derivative Liabilities
The following tables summarize the activity of derivative liabilities for the periods indicated:

	Three Months Ended March 31, 2021
	December 31, 2020 Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Liabilities	Reclassification of Derivatives to Equity	March 31, 2021 Fair Value of Derivative Liabilities
Emerald Financing - warrant liability (1)	$38,567	$—	$238,350	$—	$276,917
Current balance of derivative liabilities	$38,567	$—	$238,350	$—	$276,917

	Three Months Ended March 31, 2020
	December 31, 2019 Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Derivative Liabilities	Reclassification of Derivatives to Equity	March 31, 2020 Fair Value of Derivative Liabilities
Emerald Multi Draw Credit Agreement - compound derivative liability	$90,797	$—	$100,085	$—	$190,882
Emerald Financing - warrant liability (1)	276,024	—	(81,879)	—	194,145
Series B - warrant liability	134,579	—	(54,109)	(26,563)	53,907
Total derivative liabilities	$501,400	$—	$(35,903)	$(26,563)	$438,934
Less, noncurrent portion of derivative liabilities	(90,797)				(190,882)
Current balance of derivative liabilities	$410,603				$248,052
Emerald Financing Warrant Liability (1)
In connection with the August 2020 Financing, the exercise price of the warrants was permanently set to $0.10. The warrants contain a contingent put option if the Company undergoes a subsequent financing that results in a change in control. The warrant holders also have the right to participate in subsequent financing transactions on an as-if converted basis.
The Company reviewed the warrants for liability or equity classification under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the warrants should be classified as a liability and re-measured to fair value at the end of each reporting period. The Company also reviewed the warrants under ASC 815, Derivatives and Hedging/Contracts in Entity’s Own Equity, and determined that the warrants also meet the definition of a derivative. With the assistance of a third party valuation specialist, the Company valued the warrant liabilities utilizing the Monte Carlo valuation method pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements. As of March 31, 2021, the Company changed its valuation approach for the Emerald Financing Warrant Liability to a Black Scholes valuation method, as it was determined that a more simplistic model such as the Black Scholes valuation method yields a substantially similar result as a Monte Carlo simulation due to the Company's current assumptions.
The warrant liability is valued at the balance sheet dates using the following assumptions:

	March 31, 2021	December 31, 2020
Dividend yield	0.00%	0.00%
Volatility factor	137.5%	90.9%
Risk-free interest rate	0.15%	0.14%
Expected term (years)	1.88	2.13
Underlying common stock price	$0.12	$0.04

4. Debt
Multi-Draw Credit Agreement- Related Party
The Company’s Debt with Emerald Health Sciences consists of the following:

	Conversion Price	As of March 31, 2021	As of December 31, 2020
Total principal value of convertible debt—related party	$0.40	$2,014,500	$2,014,500
Unamortized debt discount		(938,724)	(1,079,821)
Unamortized debt issuance costs		(3,183)	(3,576)
Carrying value of total convertible debt - related party		1,072,593	931,103
Total principal value of non-convertible debt—related party	n/a	450,000	450,000
Total carrying value of advances under the multi-draw credit agreement		$1,522,593	$1,381,103
On October 5, 2018, the Company entered into the Credit Agreement with Emerald Health Sciences, a related party (See Note 8). On April 29, 2020, the Company entered into the Amended Credit Agreement with Emerald Health Sciences, which amends and restates the Credit Agreement. For all pre-existing and new advances, the Amended Credit Agreement removed the change in control as an event of default. The amendments to the pre-existing advances were accounted for as a modification. For all advances made after the Credit Agreement was amended, advances will be convertible at a reduced conversion price of $0.25 per share of Common Stock, unless Emerald Health Sciences provides notice that the advance will not be convertible.
On March 29, 2021, the Company amended the Amended Credit Agreement with Emerald Health Sciences which defers interest payments through the earlier of maturity or prepayment of the principal balance. The amendment was considered a modification for accounting purposes.
For all outstanding advances, the Amended Credit Agreement provides for a credit facility to the Company of up to $20,000,000 and is unsecured. Advances under the Amended Credit Agreement bear interest at an annual rate of 7% and mature on October 5, 2022. At Emerald Health Sciences’ election, convertible advances and unpaid interest may be converted into common stock at the applicable fixed conversion price of the underlying advance, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. As of March 31, 2021, the Company has drawn down on $6,450,000 of the Amended Credit Agreement and may draw down up to the remaining amount. However, the Company does not consider the facility available until advance requests are approved, drawn down and funded by Emerald Health Sciences. The Amended Credit Agreement is still in place; however, there is no guarantee of continued funding by Emerald Health Sciences under the Amended Credit Agreement.
The Amended Credit Agreement provides for customary events of default which may result in the acceleration of the maturity of the advances in addition to, but not limited to, cross acceleration to certain other indebtedness of the Company. In the case of an event of default arising from specified events of bankruptcy or insolvency or reorganization, all outstanding advances will become due and payable immediately without further action or notice. If any other event of default under the Amended Credit Agreement occurs or is continuing, Emerald Health Sciences may, by written notice, terminate its commitment to make any advances and/or declare all the advances, including accrued interest, payable due immediately. If any amount under the Amended Credit Agreement is not paid when due, such overdue amount shall bear interest at an annual default interest rate of the applicable rate plus 10%, until such amount is paid in full.
In connection with each advance under the Amended Credit Agreement, the Company has agreed to issue to Emerald Health Sciences warrants to purchase shares of common stock in an amount equal to 50% of the number of shares of common stock that each advance may be converted into. The warrants have a term of five years and are immediately exercisable upon issuance. Under the Amended Credit Agreement, Emerald Health Sciences may issue notice that no warrants will be granted at the time of the advance request. The warrants issued under the Credit Agreement have an exercise price of $0.50 per share and any future warrants issued under the Amended Credit Agreement will have a reduced exercise price of $0.35 per share. The exercise prices are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s stockholders (See Note 3).

As of March 31, 2021, the unamortized debt discount on the convertible advances will be amortized over a remaining period of approximately 1.52 years. As of March 31, 2021, the fair value of the shares underlying the convertible advances under the Amended Credit agreement was $599,314. As of March 31, 2021, the if-converted value did not exceed the principal balance.
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
All or a portion of the principal from the PPP Loan may be forgiven by the SBA and the PPP Loan Lender upon application by the Company within 60 days but not later than 120 days after loan approval and upon documentation of expenditures in accordance with the SBA requirements. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered rent payments, and covered utilities during an eight-week period, or a longer period if elected by the Company, commencing on the date of loan approval. For purposes of the CARES Act, payroll costs exclude compensation of an individual employee in excess of $100,000, prorated annually. Not more than 40% of the forgiveness amount may be for non-payroll costs. Forgiveness is reduced if full-time headcount declines, or if salaries and wages of employees with salaries of $100,000 or less annually are reduced by more than 25%. On April 5, 2021, the Company submitted an application for the full forgiveness of the PPP Loan to the PPP Loan Lender for the full amount of the loan. The application is currently under review and if approval of the forgiveness amount and deferral period occurs, the PPP Loan Lender will provide the Company with written notification of re-amortization of the PPP Loan and the remaining balance, if any.
Interest Expense
The Company’s interest expense consists of the following:

	Three Months Ended March 31,
	2021	2020
Related party interest expense – stated rate	$43,129	$35,645
PPP loan interest expense – stated rate	286	—
Non-cash interest expense:
Amortization of debt discount	141,097	130,347
Amortization of transaction costs	393	363
	$184,905	$166,355
5. Stockholders’ Equity and Capitalization
Increase to Authorized Shares of Capital Stock
On February 5, 2021, the Company increased its authorized shares of common and preferred stock to 5,000,000,000 and 50,000,000, respectively.

Warrant Exercises
During the three months ended March 31, 2021, 11,800,000 pre-funded warrants were exercised in exchange for 11,800,000 shares of common stock for gross proceeds of $11,800. As of March 31, 2021 all of the pre-funded warrants have been exercised.
During the three months ended March 31, 2021, 67,166,667 2020 common stock warrants were exercised in exchange for 67,166,667 shares of common stock for gross proceeds of $4,030,000.

6. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, after the closing of the Merger, the Board approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The share reserve under the 2014 Plan equals 10% of the number of issued and outstanding shares of common stock of the Company. In August 2020, the Company approved Amendment No. 2 to the 2014 Plan, which increased the share reserve by an additional 7,876,835 shares over the 10% of the number of issued and outstanding shares of common stock, and removed certain restrictions on the number of shares of common stock and the amount of cash-based awards up to which participants of the 2014 Plan can receive in a calendar year. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of March 31, 2021, the Company had 21,147,442 shares available for future grant under the 2014 Plan.
Stock Options
The following is a summary of option activities under the Company’s 2014 Plan for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2020	22,050,000	$0.06	9.52

Granted	—	—
Cancelled	(360,000)	0.05
Forfeited	(40,000)	0.05
Outstanding, March 31, 2021	21,650,000	$0.06	9.27
Exercisable, March 31, 2021	5,705,000	$0.11	8.92
Vested and expected to vest, March 31, 2021	21,650,000	$0.06	9.27
During the three months ended March 31, 2021, no stock options were exercised.
Awards Granted Outside the 2014 Plan
During the three months ended March 31, 2021, the Company granted an aggregate of 1,200,000 restricted shares of common stock to a non-employee consultant for investor relations services. Upon entering the service contract, half of the shares were issued, the remaining 50% will be issued upon the completion of the six month service contract.
The following is a summary of restricted stock activity outside of the Company’s 2014 Plan during the three months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	—	$—

Granted	1,200,000	0.08
Released	(600,000)	0.08
Unvested, March 31, 2021	600,000	$0.08
Stock-Based Compensation Expense
The Company recognizes compensation expense using the straight-line method over the requisite service period. Stock-based compensation is included in the Condensed Consolidated Statements of Comprehensive Loss in general and administrative or research and development, depending upon the nature of services provided. Stock-based compensation expense (including compensation expense for restricted stock awards discussed above) was as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$74,429	$—
General and administrative	72,151	64,142
	$146,580	$64,142
The total amount of unrecognized compensation cost was $750,469 as of March 31, 2021. This amount will be recognized over a weighted average period of 3.01 years.
7. Significant Contracts - University of Mississippi
UM 5050 Prodrug and UM 8930 Analog Agreements
In July 2018, the Company renewed its ocular licenses for UM 5050, a prodrug of tetrahydrocannabinol (“THC”), and UM 8930, an analog of cannabidiol (“CBD”). On May 24, 2019, the ocular delivery licenses were replaced by “all fields of use” licenses for both UM 5050 and UM 8930 (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted the Company an exclusive, perpetual license, including, with the prior written consent of UM, the right to sublicense, the intellectual property related to UM 5050 and UM 8930 for all fields of use.
The License Agreements contain certain milestone payments, royalty and sublicensing fees payable by the Company, as defined therein. Each License Agreement provides for an annual maintenance fee of $75,000 payable on the anniversary of the effective date. The Company made upfront payments for UM 5050 and UM 8930 of $100,000 and $200,000, respectively. In addition, in March 2020, the Company was notified by the United States Patent and Trademark Office, that a notice of allowance was issued for the proprietary analog of cannabidiol, CBDVHS, under the UM 8930 License Agreement. As a result, the Company paid UM a fee of $200,000. The milestone payments payable for each license are as follows:
i)$100,000 paid within 30 days following the submission of the first Investigational New Drug Application (“NDA”) to the Food and Drug Administration or an equivalent application to a regulatory agency anywhere in the world, for a product;
ii)$200,000 paid within 30 days following the first submission of an NDA, or an equivalent application to a regulatory agency anywhere in the world, for each product that is administered in a different route of administration from that of the early submitted product(s); and
iii)$400,000 paid within 30 days following the approval of an NDA, or an equivalent application to a regulatory agency anywhere in the world, for each product that is administered in a different route of administration from that of the early approved product(s).
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
Each License Agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology, and the expiration of the Company’s payment obligations under such License Agreement. UM may terminate each License Agreement, by giving written notice of termination, upon the Company’s material breach of such License Agreement, including failure to make payments or satisfy covenants, representations or warranties without cure, noncompliance, a bankruptcy event, the Company’s dissolution or cessation of operations, the Company’s failure to make reasonable efforts to commercialize at least one product or failure to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside the Company’s control, or the Company’s failure to meet certain pre-established development milestones. The Company may terminate each License Agreement upon 60 days’ written notice to UM.

As of March 31, 2021, with the exception of the fee due for the notice of patent allowance for CBDVHS, none of the other milestones under these license agreements have been met.
UM 5070 License Agreement
In January 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, to intellectual property related to a platform of cannabinoid-based molecules (“UM 5070”), to research, develop and commercialize products for the treatment of infectious diseases.
The Company paid UM an upfront license fee of $65,000 under the license agreement. Under the license agreement, the Company is also responsible for annual maintenance fees of $25,000 that will be credited against any royalties incurred, contingent milestone payments upon achievement of development and regulatory milestones, and royalties on net sales of licensed products sold for commercial use. The aggregate milestone payments due under the license agreement if all the milestones are achieved is $700,000 and the royalty percentage due on net sales is in the mid-single digits. The Company must also pay to UM a percentage of all licensing fees it receives from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. The Company’s royalty obligations apply on a country by country and licensed product by licensed product basis, and end upon the later of the date that no valid claim of a licensed patent covers a licensed product in a given country, and ten years after first commercial sale of such licensed product in such country.
The license agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology, and expiration of the Company’s payment obligations under the license. UM may terminate the license agreement, effective with the giving of notice, if: (a) the Company fails to pay any material amount payable to UM under the license agreement and does not cure such failure within 60 days after UM notifies the Company of such failure, (b) the Company materially breaches any covenant, representation or warranty in the license agreement and does not cure such breach within 60 days after UM notifies us of such failure, (b) the Company materially breaches any covenant, representation or warranty in the license agreement and does not cure such breach within 60 days after UM notifies the Company of such breach, (c) the Company fails to comply in any material respect with the terms of the license and do not cure such noncompliance within 60 days after UM notifies the Company of such failure, (d) the Company is subject to a bankruptcy event, (e) the Company dissolves or ceases operations or (f) if after the first commercial sale of a product during the term of the license agreement, the Company materially fails to make reasonable efforts to commercialize at least one product or fails to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside of the Company’s control. The Company may terminate the license agreement upon 60 days’ written notice to UM.
As of March 31, 2021, none of the milestones under this license agreement have been met.
8. Related Party Matters
Emerald Health Sciences
On December 19, 2019, the Company entered into an Independent Contractor Services Agreement with Dr. Avtar Dhillon, pursuant to which Dr. Dhillon will provide ongoing corporate finance and strategic business advisory services to the Company. In exchange for his services, Dr. Dhillon initially received a monthly fee of $10,000, with (i) $5,000 paid each month and (ii) $5,000 accruing from the effective date of the agreement and payable upon the Company’s completion of a material financing. On March 30, 2020, the Company and Dr. Dhillon amended the Independent Contractor Services Agreement by agreeing to defer payment of 100% of Dr. Dhillon’s consulting fees until the Board of Directors determines that the Company has been sufficiently financed to make such payments at which point the Company agrees to pay Dr. Dhillon all of his accrued consulting fees, and a bonus of 10% of his accrued consulting fees, less applicable tax and other withholdings. The deferral was paid concurrent with the August 2020 Financing. After the August 2020 Financing, Dr. Dhillon continues to receive a monthly cash fee of $10,000 per month for his services. The Board reviews the monthly rate paid to Dr. Dhillon within 90 days of the end of each year. The Independent Contractor Services Agreement has an initial term of one year and automatically renews thereafter unless terminated earlier by either party. The Independent Contractor Services Agreement may be terminated by either party for cause upon written notice to the other party if the other party defaults in the performance of the agreement in any material respect or materially breaches the terms of the agreement, or without cause upon 30 days’ prior written notice to the other party. Under this agreement, for the three months ended March 31, 2021, the Company incurred fees of $30,000. No expenses were incurred under this agreement during the three months ended March 31, 2020. As of March 31, 2021, the Company has accrued $10,000 in expense related to the Independent Contractor Services Agreement.

In addition, there is a Board Observer Agreement in place with Emerald Health Sciences to allow Dr. Dhillon to act as a representative of Emerald Health Sciences as a non-voting observer in future meetings of the Board.

Emerald Health Pharmaceuticals, Inc.
As of March 31, 2021, Jim Heppell and Punit Dhillon are board members of the Company and Emerald Health Pharmaceuticals, a subsidiary of Emerald Health Sciences. As of March 31, 2021, Jim Heppell is also a board member of Emerald Health Sciences. The Company’s CEO, Punit Dhillon also served as a board member of Emerald Health Sciences. until he tendered his resignation from such board on August 10, 2020.
The Company shares the same office location as Emerald Health Pharmaceuticals. However, the Company’s workforce is currently remote. As of March 31, 2021, there is no written rental agreement with Emerald Health Pharmaceuticals, and no rent is being charged.
Emerald Health Biotechnology España, S.L.U.
In January 2021, the Company entered into a Collaborative Research Agreement pursuant to a Master Services Agreement with Emerald Health Biotechnology España, S.L.U, a research and development entity with substantial expertise in cannabinoid science and a subsidiary of Emerald Health Research, Inc. which is 100% owned by Emerald Health Sciences. Under the agreement, Emerald Health Biotechnology España, S.L.U. will provide research and development services pursuant to an agreed upon project plan for the research and development of CBDVHS and additional scope based on different work orders. The term of the agreement is initially for a one-year period. The agreement will terminate upon delivery and acceptance of the final deliverable under the project plan or if either party is in breach of the terms of the contract and such breach remains uncured for 45 days. Payment for services are based on the negotiated amounts for the completion of agreed upon objectives as provided in the Collaborative Research Agreement. For the three months ended March 31, 2021, the Company incurred $69,600 in expenses under the Collaborative Research Agreement.

9. Subsequent Events
Warrant Exercises
From April 1, 2021 through the date of this filing, 4,333,334 common stock warrants were exercised in exchange for 4,333,334 shares of common stock for gross proceeds of $260,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three months ended March 31, 2021 and 2020 (unaudited) and the year ended December 31, 2020 together with the notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Unless otherwise provided in this Quarterly Report, references to “we,” “us,” “our” and “Skye Bioscience” in this discussion and analysis refer to Skye Bioscience, Inc., a Nevada corporation formerly known as Emerald Bioscience, Inc., together with its wholly owned subsidiaries, Nemus, a California corporation, and SKYE Bioscience Pty Ltd. (formerly known as "EMBI Australia Pty Ltd."), an Australian proprietary limited company.

About Skye Bioscience, Inc.
We are a biopharmaceutical company targeting the discovery, development and commercialization of cannabinoid-based therapeutics through a number of license agreements with the University of Mississippi (“UM”). We continue to be a development and commercialization partner of UM working to bring UM’s proprietary cannabinoid molecules through the development process.
Effective March 25, 2019, we changed our name from Nemus Bioscience, Inc. to Emerald Bioscience, Inc. and effective January 19, 2021, we changed our name to Skye Bioscience, Inc. Our common stock is quoted on the OTCQB, under the symbol “SKYE”. Previously, it traded under the symbols “EMBI” until January 19, 2021.
In August 2019, we formed a new subsidiary in Australia, SKYE Bioscience Australia, in order to qualify for the Australian government’s research and development tax credit for research and development dollars spent in Australia. The primary purpose of SKYE Bioscience Australia is to conduct clinical trials for our product candidates.

Our Product Candidates and Significant Contracts.
UM 5050 Prodrug Agreements and UM 8930 Analog Agreements
In July 2018, we renewed our ocular licenses for UM 5050, a prodrug of THC, and UM 8930, an analog of CBD. On May 24, 2019, the ocular licenses were replaced by “all fields of use” licenses for both UM 5050 and UM 8930 (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted us an exclusive, perpetual license, including, with the prior written consent of UM, the right to sublicense, the intellectual property related to UM 5050 and UM 8930 for all fields of use.
The exclusive license for THCVHS, a proprietary prodrug of THC, is expected to allow us to explore related uses for the active moiety of the prodrug, namely THC. Independent in vitro and in vivo studies have demonstrated the potential use of THC in a variety of potential indications based on the ability of the cannabinoid to act as an anti-inflammatory, anti-fibrotic, and/or inhibitor of neovascularization. The Company has generated data related to these effects using an ex vivo human tissue model of the eye. The prodrug technology employed in THCVHS is designed to enhance the pharmacokinetic and pharmacodynamics of the active part of the molecule, once introduced into the body through various routes of administration being considered by the development team.
The exclusive license of CBDVHS, an analog of CBD, is expected to permit us to expand research and development into organ systems outside of the current ocular space. CBDVHS has demonstrated pharmacology different than CBD, while also exhibiting improved pharmacokinetics and bioavailability. As a result, CBDVHS will allow us to broaden our target diseases. Potential therapeutic areas for CBDVHS may include, the central nervous system, the gastrointestinal tract, the endocrine/metabolic system, reproductive system diseases, or as yet unrecognized opportunities. Moreover, the determination by the DEA that CBDVHS is not a controlled substance permits us to avoid additional regulatory scrutiny from the DEA throughout the development of the drug. We plan to develop strategic collaborations to identify and advance these applications.

UM 5070 License Agreement

In January 2017, we entered into a license agreement with UM pursuant to which UM granted us an exclusive, perpetual license, including the right to sublicense, the intellectual property related to a platform of cannabinoid-based molecules, to research, develop and commercialize products for the treatment of infectious diseases.

Our Product Candidates

Cannabinoids are a class of chemically diverse compounds that are mainly found in extracts from the cannabis plant. These compounds express their physiological response by binding to cannabinoid receptors (CB1 and CB2) and certain other receptors found throughout the human body. Some cannabinoids have been observed to exert multiple effects on the human body, including, but not limited to impacting the immune response, nervous system function and repair, gastrointestinal maintenance and motility, motor function in muscles, pancreatic functionality, tissue repair, blood sugar regulation, and integrity of function in the eye (including the optic nerve). Cannabis and specific cannabinoids have been studied widely and the results suggest that there may be a potential for these compounds to be used in treating many disorders or alleviating disease-associated symptoms.
We are focused on the development of proprietary, synthetic cannabinoid-derived molecules that have been bioengineered to improve the solubility, bioavailability and pharmacology of natural cannabinoids, while also providing the Company with strong intellectual property protection. The following table summarizes certain information regarding our cannabinoid product candidates:

Product Candidate	Indication	Development Status
THCVHS	Glaucoma	Preclinical
CBDVHS	Multiple Targets	Preclinical
Cannabinoid Cocktail	Anti-infective	Research

THCVHS

Our lead compound, THCVHS, is initially being developed to treat ocular disease. The first-in-human Phase 1 trials are expected to be conducted in both normal subjects and patients with glaucoma or ocular hypertension in Australia (the “Clinical Trial”). We are eligible under the AusIndustry research and development tax incentive program to obtain a cash incentive from the Australian Taxation Office. The tax incentive is available to us based on specific criteria with which we must comply and is based on our eligible research and development spend in Australia. Prior to August 2020, we executed several agreements, and the work underlying those agreements was subsequently delayed to the third quarter of 2021. Since August 2020, we have been focused on clinical enabling activities, notably:

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
The manufacturing of the active pharmaceutical ingredient of THCVHS is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In connection with the recent pandemic of COVID-19 there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies.

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

General Trends and Outlook

COVID-19 related

The COVID-19 pandemic has prompted governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of business, and quarantines and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have affected and could in the future materially impact the Company's business, results of operations, financial condition and stock price.

The full extent of the future impact of the COVID-19 pandemic on the Company's operational and financial performance is currently uncertain and will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory, and the duration of the pandemic; the availability, distribution, and effectiveness of vaccines; the imposition of protecting public safety measures, and the impact of the pandemic on any local operations across the United States and Australia, where we have operations and conduct laboratory research and clinical studies.

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

Financial Overview

We have incurred net losses and generated negative cash flows from operations since inception and expect to incur losses in the future as we continue development activities to support our product candidates through clinical trials. As a result, we expect to continue to incur operating losses and negative cash flows until our product candidates gain market acceptance and generate significant revenues.

Our net loss for the three months ended March 31, 2021 was $2,160,517, as compared to net losses of $2,341,660, for the three months ended March 31, 2020. As of March 31, 2021, we had an accumulated deficit of $40,894,498. As of March 31, 2021, we had unrestricted cash of $5,152,425 as compared to $2,469,410 December 31, 2020.

On February 5, 2021, we increased our authorized shares of common and preferred stock to 5,000,000,000 and 50,000,000, respectively.
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

Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and determined that there were no changes to our critical accounting policies and estimates during the three months ended March 31, 2021.

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
Results of Operations

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our clinical trials, our research and development efforts, variations in the level of expenditures related to investor relations and seeking new sources of capital, debt service obligations during any given period, and the uncertainty as to the extent and magnitude of the impact from the COVID-19 pandemic. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. In particular, to the extent our medical affairs personnel and clinical trial subjects are subject to varying levels of restriction on accessing hospitals due to COVID-19, and to the extent government authorities and healthcare providers are continuing to limit elective surgeries, we expect our progress towards executing our clinical trials to be adversely affected.

Three months ended March 31, 2021 and 2020

Research and Development Expenses

Research and development expenses comprise of a majority of our operating expenses to date. Research and development expenses included the following:

•	license fees;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party contract research organizations and investigative sites; and

•	payments to third party manufacturing organizations and consultants.
We expect to incur future research and development expenditures to support our preclinical and clinical studies. Preclinical activities include, laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess safety and efficacy. Subject to the submission and approval by the FDA of our IND, clinical trials may commence and will involve the administration of the investigational new drug candidate to human subjects.

Below is a summary of our research and development expenses during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Research and development expenses	$609,656	$799,612	$(189,956)	(24)%

Research and development expenses for the three months ended March 31, 2021 decreased as compared to the three months ended March 31, 2020. The decrease in research and development expenses was due to the one time patent allowance license fee that was paid during the period ended March 31, 2020.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock compensation expense, general legal and patent related fees. Other significant expenses included professional and consulting fees related to the Company’s fundraising efforts and regulatory filings.

Total general and administrative expenses for the three months ended March 31, 2021 and 2020, were as follows:

	Three Months Ended March 31,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
General and administrative expenses	$1,127,606	$1,411,596	$(283,990)	(20)%

General and administrative expenses for the three months ended March 31, 2021 decreased as compared to the three months ended March 31, 2020. The decrease in general and administrative expenses was primarily due to decreases in legal fees from less fundraising activities which were offset by higher investor relations and consulting expenses.

Other Expense (Income)

Total other expense (income) for the three months ended March 31, 2021 and 2020, was as follows:

	Three Months Ended March 31,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Change in fair value of derivative liabilities	$238,350	$(35,903)	$274,253	(764)%
Interest expense	184,905	166,355	18,550	11%
Total other expense (income)	$423,255	$130,452	$292,803	224%

For the three months ended March 31, 2021, we had other expense of $423,255 related to interest expense and a loss from the change in fair value of derivative liabilities. The primary reason for the increase in other expense was the change from a gain to a loss period over period which was driven by increases in our stock price and volatility, for the period ended March 31, 2021 as compared to the period ended March 31, 2020. The increase in interest expense was due to a higher average outstanding principal balance for the period ended March 31, 2021, as compared to the period ended March 31, 2020, from non-convertible advances on the facility.

For the three months ended March 31, 2020, we had other expense of $130,452 related primarily to interest expense of $166,355 which was offset by a decrease in the fair value of our derivative liabilities of $35,903 which was driven by the decrease in our stock price during the period. Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our clinical trials, our research and development efforts, variations in the level of expenditures related to investor relations and seeking new sources of capital, debt service obligations during any given period, and the uncertainty as to the extent and magnitude of the impact from the COVID-19 pandemic. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. In particular, to the extent our medical affairs personnel and clinical trial subjects are subject to varying levels of restriction on accessing hospitals due to COVID-19, and to the extent government authorities and healthcare providers are continuing to limit elective surgeries, we expect our progress towards executing our clinical trials to be adversely affected.

Liquidity, Going Concern and Capital Resources

Liquidity and Going Concern

We have incurred operating losses and negative cash flows from operations since our inception. We expect to continue to incur significant losses in 2021 and may incur significant losses and negative cash flows from operations in the future. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop potential drug candidates into preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. We have funded our operations primarily through issuance of equity securities and borrowings with a related party.

On October 5, 2018, we secured a Credit Agreement with Emerald Health Sciences, providing us with a credit facility of up to $20,000,000. On April 29, 2020, we entered into the first amendment to the Credit Agreement with Emerald Health Sciences, which amended and restated the Credit Agreement. On March 29, 2021, we amended the Amended Credit Agreement with Emerald Health Sciences which defers interest payments through the earlier of maturity or prepayment of the principal balance. Under the Amended Credit Agreement, we may draw a remaining amount of up to $13,550,000 in advances from Emerald Health Sciences from time to time. However, we do not consider the facility available until advance requests are approved, drawn down and funded by Emerald Health Sciences. The outstanding advances of $2,464,500 bear interest at 7% per annum and mature on October 5, 2022.

On April 22, 2020, we received a principal amount of $116,700 from City National Bank under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. We used the proceeds of the PPP loan for the payment of payroll and rent for our office space.

On August 4, 2020, we completed a registered direct offering and sold 56,333,334 common stock units each consisting of one share of common stock and one common stock warrant and 60,333,334 pre-funded units each consisting of one pre-funded warrant and one common stock warrant. The common units and pre-funded units were sold at a price per unit of $0.06 and $0.059, respectively, for net proceeds of $6,085,589, after deducting expenses payable by us of $854,078.

As of March 31, 2021, we had an accumulated deficit of $40,894,498, stockholders’ equity of $2,478,649 and working capital of $3,997,320. We had unrestricted cash of $5,152,425 as of March 31, 2021, as compared to $2,469,410 as of December 31, 2020. The net increase was primarily attributable to the exercise of 67,166,667 common stock warrants and 11,800,000 pre-funded warrants for cash proceeds of 4,030,000 and 11,800, respectively, and offsets from normal operating cash burn during the three months ended March 31, 2021. After March 31, 2021, the Company received $230,000 from the exercise of 3,833,334 common stock warrants. Without additional funding, management believes that we will not have enough funds to meet our obligations and continue our pre-clinical studies beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions indicate it is probable that there is substantial doubt as to our ability to continue as a going concern.

Our independent registered public accounting firm has issued a report on our audited financial statements as of and for the year ended December 31, 2020 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q:

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(1,348,088)	$(1,266,113)
Net cash used in investing activities	(10,696)	—
Net cash provided by financing activities	4,041,800	—

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund research development activities for our pre-clinical product candidates and general and administrative activities. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, non-cash interest expense related to the amortization of our debt discounts on our related party Amended Credit Agreement and fair value adjustments to our derivative liabilities.

Cash used in operating activities of $1,348,088 during the three months ended March 31, 2021, reflected a net loss of $2,160,517, partially offset by aggregate non-cash charges of $527,358 and included a $285,071 net change in our operating assets and liabilities. Non-cash charges included $146,580 for stock-based compensation expense, $141,490 non-cash interest expense from the amortization of the debt discount on the multi-draw credit facility – related party, and a $238,350 loss from the change in fair value of our derivative liabilities. The net change in our operating assets and liabilities included a $135,514 increase in accounts payable and a $121,298 increase in other current liabilities.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures from the purchase of property plant and equipment. During the three months ended March 31, 2021, the Company purchased $10,696 in machinery and equipment. During the three months ended March 31, 2020, there were no cash flows from investing activities.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and debt financings.

During the three months ended March 31, 2021, cash provided by financing activities was due to $4,041,800 in proceeds received in connection with the exercise of warrants.
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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal controls. Management determined there were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
There have been no other material developments with respect to previously reported legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A-Risk Factors.” There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 2, 2021, we issued 600,000 shares of restricted common stock to a consultant for investor relations services. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

3.1(1)	Articles of Incorporation of Registrant, as amended
3.2(1)	Amended and Restated Bylaws of Registrant
3.3	Certificate of Designation of the Relative Rights and Preferences of the Series B Preferred Stock filed with the Secretary of State of Nevada on August 19, 2015 (2)
10.1*	Amendment No. 2 to Multi-Draw Credit Agreement
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________
(1)Included as exhibit to our Annual Report on Form 10-K filed on March 1, 2021.
(2)Included as exhibit to our Current Report on Form 8-K filed August 20, 2015.

(*)Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skye Bioscience, Inc., a Nevada corporation

May 7, 2021	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Chairman of the Board, and Director (Principal Executive Officer)

May 7, 2021	By:	/s/ Richard Janney
Richard Janney
	Its:	Principal Accounting Officer (Principal Financial and Accounting Officer)