Form 10-Q
period 2021-06-30
Skye Bioscience, Inc.
filed 2021-08-06
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 4, 2021, there were 417,247,333 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Note 2)
ASSETS
Current assets
Cash	$5,186,331	$2,469,410
Restricted cash	4,569	4,566
Prepaid expenses and other current assets	262,836	190,409
Prepaid expenses - related parties	14,805	—
Total current assets	5,468,541	2,664,385

Property and equipment, net	15,563	7,341
Other asset - related party	4,000	—
Total assets	$5,488,104	$2,671,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$382,139	$364,340
Accounts payable to related party	15,038	17,032
Accrued interest due to related party	86,737	44,087
Accrued payroll liabilities	112,507	61,547
PPP loan current	—	64,062
Other current liabilities	554,130	197,564
Derivative liabilities	397,565	38,567
Total current liabilities	1,548,116	787,199

Non-current liabilities
PPP loan non-current	—	52,638
Multi-draw credit agreement - related party	450,000	450,000
Convertible multi-draw credit agreement - related party, net of discount	1,218,884	931,103
Total liabilities	3,217,000	2,220,940

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value; 50,000,000 and 20,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 5,000,000,000 and 500,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 396,080,666 and 288,074,415 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	396,081	288,074
Additional paid-in-capital	44,793,548	38,896,693
Accumulated deficit	(42,918,525)	(38,733,981)
Total stockholders’ equity	2,271,104	450,786
Total liabilities and stockholders’ equity	$5,488,104	$2,671,726
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$880,672	$428,529	$1,490,328	$1,228,141
General and administrative	949,002	792,129	2,076,608	2,203,725
Total operating expenses	1,829,674	1,220,658	3,566,936	3,431,866

Operating loss	(1,829,674)	(1,220,658)	(3,566,936)	(3,431,866)

Other expense (income)
Change in fair value of derivative liabilities	120,648	26,353	358,998	(9,550)
Interest expense	190,058	171,625	374,963	337,980
Gain on forgiveness of PPP loan	(117,953)	—	(117,953)	—
Total other expense, net	192,753	197,978	616,008	328,430

Loss before income taxes	(2,022,427)	(1,418,636)	(4,182,944)	(3,760,296)

Provision for income taxes	1,600	1,600	1,600	1,600

Net loss and comprehensive loss	$(2,024,027)	$(1,420,236)	$(4,184,544)	$(3,761,896)

Loss per common share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	378,427,575	183,052,175	357,770,295	182,654,571
Diluted	378,427,575	183,052,175	357,770,295	182,654,571

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(4,184,544)	$(3,761,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,948	731
Stock-based compensation expense	258,279	92,851
Change in fair value of derivative liabilities	358,998	(9,550)
Amortization of debt discount	287,781	264,391
Gain on forgiveness of PPP loan	(117,953)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(72,427)	41,352
Prepaid expenses - related parties	(14,805)	—
Other asset - related party	(4,000)	—
Accounts payable	17,799	966,474
Accounts payable to related party	(1,994)	67,290
Accrued interest due to related party	42,650	37,726
Accrued payroll liabilities	50,960	194,979
Other current liabilities	357,819	(188,501)
Net cash used in operating activities	(3,019,489)	(2,294,153)

Cash flows from investing activities:
Purchase of property and equipment	(10,170)	—
Net cash used in investing activities	(10,170)	—

Cash flows from financing activities:
Proceeds from multi-draw credit agreement – related party, net of $0 and $9,301 issuance costs for the June 30, 2021 and June 30, 2020 periods, respectively	—	450,000
Proceeds from PPP loan	—	116,700
Proceeds from common stock warrant exercises	5,730,000	—
Proceeds from pre-funded warrant exercises	11,800	—
Proceeds from stock option exercises	4,783	—
Net cash provided by financing activities	5,746,583	566,700

Net increase (decrease) in cash and restricted cash	2,716,924	(1,727,453)

Cash and restricted cash, beginning of period	$2,473,976	$1,834,515

Cash and restricted cash, end of period	$5,190,900	$107,062

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$5,186,331	$102,524
Restricted cash	4,569	4,538
Total cash and restricted cash shown in the consolidated statements of cash flows	$5,190,900	$107,062

Cash paid during the period for:
Interest	$44,087	$—
Income taxes	1,600	1,600

Supplemental disclosures of non-cash financing activities:
Reclassification of warrant liabilities to equity from exercise of warrants	$—	$26,563
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, January 1, 2020	182,895,247	$182,895	$32,538,445	$(32,173,282)	$548,058

Stock-based compensation expense	—	—	64,142	—	64,142

Series B warrant exercises	312,500	313	26,250	—	26,563

Net loss for the three months ended March 31, 2020	—	—	—	(2,341,660)	(2,341,660)

Balance, March 31, 2020	183,207,747	$183,208	$32,628,837	$(34,514,942)	$(1,702,897)

Stock-based compensation expense	—	—	28,709	—	28,709

Net loss for the three months ended June 30, 2020	—	—	—	(1,420,236)	(1,420,236)

Balance, June 30, 2020	183,207,747	$183,208	$32,657,546	$(35,935,178)	$(3,094,424)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2021	288,074,415	$288,074	$38,896,693	$(38,733,981)	$450,786

Stock-based compensation expense	600,000	600	145,980	—	146,580

Exercise of common stock warrants	67,166,667	67,167	3,962,833	—	4,030,000

Exercise of pre-funded warrants	11,800,000	11,800	—	—	11,800

Net loss for the three months ended March 31, 2021	—	—	—	(2,160,517)	(2,160,517)

Balance, March 31, 2021	367,641,082	$367,641	$43,005,506	$(40,894,498)	$2,478,649

Stock-based compensation expense	—	—	111,699	—	111,699

Exercise of common stock options	106,250	107	4,676	—	4,783

Exercise of common stock warrants	28,333,334	28,333	1,671,667	—	1,700,000

Net loss for the three months ended June 30, 2021	—	—	—	(2,024,027)	(2,024,027)

Balance, June 30, 2021	396,080,666	$396,081	$44,793,548	$(42,918,525)	$2,271,104
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
As of June 30, 2021, the Company has devoted substantially all its efforts to securing product licenses, carrying out research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since inception and as of June 30, 2021, had an accumulated deficit of $42,918,525. As of June 30, 2021, the Company had unrestricted cash in the amount of $5,186,331. The Company expects to continue to incur significant losses through the second half of 2021 and into 2022 and expects to incur significant losses and negative cash flows from operations in the future.
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
On April 29, 2020, the Company entered into an Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) with Emerald Health Sciences (See Note 4). The Amended Credit Agreement provides for a credit facility in the principal amount of up to $20,000,000. As of June 30, 2021, the Company has drawn down on $6,450,000 of the Amended Credit Agreement and may draw down up to the remaining amount. However, the Company does not consider the facility available until advance requests are approved, drawn down and funded. The Amended Credit Agreement is still in place, however, there is no guarantee of continued funding from Emerald Health Sciences.
On April 22, 2020, the Company entered into a Paycheck Protection Program Promissory Note in the principal amount of $116,700 (the “PPP Loan”) from City National Bank (the “PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”)

administered by the U.S. Small Business Administration (“SBA”). During the three months ended June 30, 2021, the full amount of principal and accrued interest was forgiven and the Company realized a gain of $117,953 (Note 4).

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
Notably, the Company relies on third party manufacturers to produce its product candidates. The manufacturing of the active pharmaceutical ingredient of THCVHS is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States. In connection with the COVID-19 pandemic, there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. The location of the proposed clinical trial are clinical sites in Australia and since the COVID-19 outbreak in that country, the multiple cities have experienced health emergency lockdowns which have had a negative impact on the conduct and timelines of clinical studies. Therefore, the Company has shifted its first-in-human studies of THCVHS to the second quarter of 2022.
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
The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the Company’s audited financial statements as of December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021. The unaudited financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes a broader discussion of the Company’s business and the risks inherent therein.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates and judgements as to the appropriate carrying values of equity instruments, derivative liabilities, debt with embedded features and the valuation of our stock based compensation awards, which are not readily apparent from other sources
Risks and Uncertainties
The Company’s operations are subject to a number of risks and uncertainties, including but not limited to, changes in the general economy, the size and growth of the potential markets for any of the Company’s product candidates, uncertainties related to the impact of COVID-19 (Note 2), results of research and development activities, uncertainties surrounding regulatory developments in the United States and Australia, and the Company’s ability to attract new funding.
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
As of June 30, 2021 and December 31, 2020, the Company estimated that the fair value of the Amended Credit Agreement was materially consistent with the fair value estimate as of December 31, 2019 of $1,877,938, plus the non-convertible advances made in 2020. This determination was based on the following considerations: (i) the Company has not experienced any significant change in its credit worthiness or operations year over year, (ii) there have been no repayments or convertible draws, (iii) the facility is closer to maturity, and (iv) the embedded conversion feature on the convertible advances is out-of-the-money at the reporting date. Information pertinent to estimating the fair value of the Amended Credit Agreement includes valuing the embedded conversion feature and considering the discounted cash flows of the interest and principal payments through maturity (Note 4).
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
The Company also follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported in other expense (income), net in the accompanying Condensed Consolidated Statements of Comprehensive Loss.
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
Warrants Issued in Connection with Financings
The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, the Company records the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other expense (income), net in the Condensed Consolidated Statements of Comprehensive Loss.
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

Stock-Based Compensation Expense

Stock-based compensation expense is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period with forfeitures accounted for as they occur. The Company uses the Black Scholes Merton option pricing model for estimating the grant date fair value of stock options using the following assumptions:
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

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2021	2020	2021	2020
Stock options	21,850,000	4,186,786	21,850,000	4,186,786
Common shares underlying convertible debt	5,213,498	5,125,364	5,213,498	5,125,364
Warrants	50,213,334	22,304,750	50,213,334	22,304,750
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
3. Warrants and Derivative Liabilities
There are significant judgments and estimates inherent in the determination of the fair value of the Company’s warrants and derivative liabilities. These judgments and estimates include assumptions regarding the Company’s future operating performance, the time to completing a liquidity event, if applicable, and the determination of the appropriate valuation methods.

If the Company had made different assumptions, the fair value of the warrants and derivative liabilities could have been significantly different (See Note 2).
Warrants

Warrants vested and outstanding as of June 30, 2021 are summarized as follows:

Source	Exercise Price	Term (Years)	Number of Warrants Vested and Outstanding
Pre 2015 Common Stock Warrants	$1.00	6-10	1,110,000
2015 Common Stock Warrants	$5.00	10	100,000
2016 Common Stock Warrants to Service Providers	$1.15	10	40,000
2016 Series C Common Stock Warrants to Placement Agent	$0.40	5	125,000
2017 Series D Common Stock Warrants to Placement Agent	$0.25	5	480,000
2017 Common Stock Warrants to Service Provider	$0.41	5	125,000
2018 Emerald Financing Warrants	$0.10	5	3,400,000
Emerald Multi-Draw Credit Agreement Warrants	$0.50	5	7,500,000
2019 Common Stock Warrants	$0.35	5	8,000,000
2020 Common Stock Warrants	$0.06	5	21,166,667
2020 Common Stock Warrants to Placement Agent	$0.075	4.99	8,166,667
Total warrants vested and outstanding as of June 30, 2021			50,213,334
Refer to Note 9 for warrant issuances and exercises subsequent to June 30, 2021.
Derivative Liabilities
The following tables summarize the activity of derivative liabilities for the periods indicated:

	Six Months Ended June 30, 2021
	December 31, 2020 Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair Value of Derivative Liabilities	Reclassification of Derivatives to Equity	June 30, 2021 Fair Value of Derivative Liabilities
Emerald Financing - warrant liability (1)	$38,567	$—	$358,998	$—	$397,565
Current balance of derivative liabilities	$38,567	$—	$358,998	$—	$397,565

	Six Months Ended June 30, 2020
	December 31, 2019 Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair Value of Derivative Liabilities	Reclassification of Derivatives to Equity	June 30, 2020 Fair Value of Derivative Liabilities
Emerald Multi Draw Credit Agreement - compound derivative liability (2)	$90,797	$—	$(90,797)	$—	$—
Emerald Financing - warrant liability (1)	276,024	—	76,708	—	352,732
Series B - warrant liability(3)	134,579	—	4,539	(26,563)	112,555
Total derivative liabilities	$501,400	$—	$(9,550)	$(26,563)	$465,287
Less, noncurrent portion of derivative liabilities	(90,797)				—
Current balance of derivative liabilities	$410,603				$465,287
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
The Company reviewed the warrants for liability or equity classification under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the warrants should be classified as a liability and re-measured to fair value at the end of each reporting period. The Company also reviewed the warrants under ASC 815, Derivatives and Hedging/Contracts in Entity’s Own Equity, and determined that the warrants also meet the definition of a derivative. With the assistance of a third party valuation specialist, the Company valued the warrant liabilities utilizing the Monte Carlo valuation method pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements. Beginning March 31 2021, the Company changed its valuation approach for the Emerald Financing Warrant Liability to a Black Scholes valuation method, as it was determined that a more simplistic model such as the Black Scholes valuation method yields a substantially similar result as a Monte Carlo simulation due to the Company's current assumptions.
The warrant liability is valued at the balance sheet dates using the following assumptions:

	June 30, 2021	December 31, 2020
Dividend yield	0.00%	0.00%
Volatility factor	145.3%	90.9%
Risk-free interest rate	0.18%	0.14%
Expected term (years)	1.63	2.13
Underlying common stock price	$0.16	$0.04
Emerald Multi-Draw Credit Agreement Compound Derivative Liability (2)

On April 29, 2020, the Company entered into the Amended Credit Agreement which removed the change in control provision as an event of default for advances before and after the amendment. As a result of the modification, the contingent interest feature component of the compound derivative is no longer required to be bifurcated as a derivative liability.

Series B Warrant Liability (3)

To compute the fair value of the warrants, the Company utilized the following assumptions in the Black Scholes Merton Option Pricing Model as follows:

June 30, 2020
Dividend yield	0.00%
Volatility factor	104.9%
Risk-free interest rate	0.16%
Expected term (years)	0.14
Underlying common stock price	$0.16

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
4. Debt
Multi-Draw Credit Agreement- Related Party
The Company’s Debt with Emerald Health Sciences consists of the following:

	Conversion Price	As of June 30, 2021	As of December 31, 2020
Total principal value of convertible debt—related party	$0.40	$2,014,500	$2,014,500
Unamortized debt discount		(792,839)	(1,079,821)
Unamortized debt issuance costs		(2,777)	(3,576)
Carrying value of total convertible debt - related party		1,218,884	931,103
Total principal value of non-convertible debt—related party	n/a	450,000	450,000
Total carrying value of advances under the multi-draw credit agreement		$1,668,884	$1,381,103
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
For all outstanding advances, the Amended Credit Agreement provides for a credit facility to the Company of up to $20,000,000 and is unsecured. Advances under the Amended Credit Agreement bear interest at an annual rate of 7% and mature on October 5, 2022. At Emerald Health Sciences’ election, convertible advances and unpaid interest may be converted into common stock at the applicable fixed conversion price of the underlying advance, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. As of June 30, 2021, the Company has drawn down on $6,450,000 of the Amended Credit Agreement and may request to draw down up to the remaining amount. However, the Company does not consider the facility available until advance requests are approved, drawn down and funded by Emerald Health Sciences. The Amended Credit Agreement is still in place; however, there is no guarantee of continued funding by Emerald Health Sciences under the Amended Credit Agreement or otherwise.
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
As of June 30, 2021, the unamortized debt discount on the convertible advances will be amortized over a remaining period of approximately 1.27 years. As of June 30, 2021, the fair value of the shares underlying the convertible advances under the Amended Credit Agreement was $810,836. As of June 30, 2021, the if-converted value did not exceed the principal balance.
PPP Loan
On April 24, 2020, the Company received funding from the PPP Loan Lender pursuant to the PPP of the CARES Act administered by the SBA for a principal amount of $116,700. The PPP Loan had a maturity date of April 24, 2022 and an interest rate of 1.00% per year. Funds from the PPP Loan may only be used by the Company for payroll costs, costs for continuing group healthcare benefits, mortgage interest payments, rent, utility and interest on any other debt obligations that were incurred before October 9, 2020.
On April 5, 2021, the Company submitted an application for the full forgiveness of the PPP Loan to the PPP Loan Lender for the full amount of the loan. On May 20, 2021, the Company received notification that the application was accepted and that the full amount of the PPP Loan including accrued interest was forgiven. During the three and six months ended June 30, 2021, the Company has recorded a gain on forgiveness of the PPP loan in an amount of $117,953.
Interest Expense
The Company’s interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Related party interest expense – stated rate	$43,608	$37,726	$86,737	$73,371
PPP loan interest expense – stated rate	159	218	445	218
Non-cash interest expense:
Amortization of debt discount	145,885	133,310	286,982	263,657
Amortization of transaction costs	406	371	799	734
	$190,058	$171,625	$374,963	$337,980
5. Stockholders’ Equity and Capitalization
Increase to Authorized Shares of Capital Stock
On February 5, 2021, the Company increased its authorized shares of common and preferred stock to 5,000,000,000 and 50,000,000, respectively.

Warrant Exercises
During the six months ended June 30, 2021, 11,800,000 pre-funded warrants with an intrinsic value of $460,200 were exercised in exchange for 11,800,000 shares of common stock for gross proceeds of $11,800. As of June 30, 2021 all of the pre-funded warrants have been exercised.

During the six months ended June 30, 2021, 95,500,001 of the 2020 common stock warrants with an intrinsic value of $6,859,967 were exercised in exchange for 95,500,001 shares of common stock for gross proceeds of $5,730,000.

Refer to Note 9 for warrant exercises subsequent to June 30, 2021.
6. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, after the closing of the Merger, the Board of Directors approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The share reserve under the 2014 Plan equals 10% of the number of issued and outstanding shares of common stock of the Company. In August 2020, the Company approved Amendment No. 2 to the 2014 Plan, which increased the share reserve by an additional 7,876,835 shares over the 10% of the number of issued and outstanding shares of common stock, and removed certain restrictions on the number of shares of common stock and the amount of cash-based awards up to which participants of the 2014 Plan can receive in a calendar year. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of June 30, 2021, the Company had 23,685,150 shares available for future grant under the 2014 Plan.
Stock Options
The following is a summary of option activities under the Company’s 2014 Plan for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2020	22,050,000	$0.06	9.52

Granted	700,000	0.16
Exercised	(106,250)	0.05
Cancelled	(753,750)	0.05
Forfeited	(40,000)	0.05
Outstanding, June 30, 2021	21,850,000	$0.07	9.05
Exercisable, June 30, 2021	6,130,000	$0.11	8.72
Vested and expected to vest, June 30, 2021	21,850,000	$0.07	9.05
During the three and six months ended June 30, 2021, 106,250 stock options with an intrinsic value of $13,281 were exercised for gross proceeds of $4,783.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

For the Six Months Ended June 30, 2021
Dividend yield	0.00%
Volatility factor	124.2%
Risk-free interest rate	1.11%
Expected term (years)	6.01
Awards Granted Outside the 2014 Plan

During the six months ended June 30, 2021, the Company granted an aggregate of 1,200,000 restricted shares of common stock to a non-employee consultant for investor relations services. Upon entering the service contract, half of the shares were issued, the remaining 50% will be issued upon the completion of the six month service contract.
The following is a summary of restricted stock activity outside of the Company’s 2014 Plan during the six months ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	—	$—

Granted	1,200,000	0.08
Released	(600,000)	0.08
Unvested, June 30, 2021	600,000	$0.08
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$13,612	$—	$19,363	$—
General and administrative	98,087	28,709	238,916	92,851
	$111,699	$28,709	$258,279	$92,851
The total amount of unrecognized compensation cost was $764,803 as of June 30, 2021. This amount will be recognized over a weighted average period of 2.9 years.
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
i)$100,000 paid within 30 days following the submission of the first Investigational New Drug (“IND”) application to the Food and Drug Administration or an equivalent application to a regulatory agency anywhere in the world, for a product;

ii)$200,000 paid within 30 days following the first submission of a New Drug Application (“NDA”), or an equivalent application to a regulatory agency anywhere in the world, for each product that is administered in a different route of administration from that of the earlier submitted product(s); and
iii)$400,000 paid within 30 days following the approval of an NDA, or an equivalent application to a regulatory agency anywhere in the world, for each product that is administered in a different route of administration from that of the early approved product(s).
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
As of June 30, 2021, with the exception of the fee due for the notice of patent allowance for CBDVHS, none of the other milestones under these license agreements have been met.
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
As of June 30, 2021, none of the milestones under this license agreement have been met.

8. Related Party Matters
Emerald Health Sciences
In January 2018, the Company entered into a securities purchase agreement with Emerald Health Sciences, pursuant to which Emerald Health Sciences purchased a majority of the equity interest in the Company, resulting in a change in control transaction. While Emerald Health Sciences no longer maintains a controlling interest in the Company, it holds a significant equity interest and have provided the Company with financing under the Amended Credit Agreement, as disclosed in Note 4.
On December 19, 2019, the Company entered into an Independent Contractor Services Agreement with Dr. Avtar Dhillon, a member of Emerald Health Sciences Board of Directors and its CEO, pursuant to which Dr. Dhillon will provide ongoing corporate finance and strategic business advisory services to the Company. In exchange for his services, Dr. Dhillon initially received a monthly fee of $10,000, with (i) $5,000 paid each month and (ii) $5,000 accruing from the effective date of the agreement and payable upon the Company’s completion of a material financing. On March 30, 2020, the Company and Dr. Dhillon amended the Independent Contractor Services Agreement by agreeing to defer payment of 100% of Dr. Dhillon’s consulting fees until the Board of Directors determines that the Company has been sufficiently financed to make such payments at which point the Company agreed to pay Dr. Dhillon his accrued consulting fees, and 10% of his accrued consulting fees, less applicable tax and other withholdings. The deferral was paid concurrent with the August 2020 Financing. After the August 2020 Financing, Dr. Dhillon continues to receive a monthly cash fee of $10,000 per month for his services. The Board of Directors reviews the monthly rate paid to Dr. Dhillon within 90 days of the end of each fiscal year. The Independent Contractor Services Agreement has an initial term of one year and automatically renews thereafter unless terminated earlier by either party. The Independent Contractor Services Agreement may be terminated by either party for cause upon written notice to the other party if the other party defaults in the performance of the agreement in any material respect or materially breaches the terms of the agreement, or without cause upon 30 days’ prior written notice to the other party. Under this agreement, for the three and six months ended June 30, 2021, the Company incurred fees of $30,000 and $60,000, respectively. For the the three and six months ended June 30, 2020, the Company incurred fees of $36,387 and $66,387, respectively. As of June 30, 2021 and December 31, 2020, the Company has accrued $10,000 of consulting fees and $7,032 in expense related to the Independent Contractor Services Agreement, respectively.
In addition, there is a Board Observer Agreement in place with Emerald Health Sciences to allow Dr. Dhillon to act as a representative of Emerald Health Sciences as a non-voting observer in meetings of the Board.
Emerald Health Pharmaceuticals, Inc.
As of June 30, 2021, Jim Heppell and Punit Dhillon are board members of the Company and Emerald Health Pharmaceuticals, a subsidiary of Emerald Health Sciences. As of June 30, 2021, Jim Heppell is also a board member of Emerald Health Sciences. The Company’s CEO, Punit Dhillon also served as a board member of Emerald Health Sciences until he tendered his resignation from such board on August 10, 2020.
The Company shares the same office location as Emerald Health Pharmaceuticals in San Diego, CA. The Company entered into a month-to-month lease agreement, effective April 30, 2021, with Emerald Health Pharmaceuticals as the sublessor and the Company as the sublessee. Under the sublease agreement the Company pays monthly base rent of $4,000 in addition to its share of common area expenses and utilities. For the three and six months ended June 30, 2021, the Company recognized $6,000 in expense under the sublease. As of June 30, 2021, the Company has paid Emerald Health Pharmaceuticals $4,000 for a security deposit which is included in other assets in the Company's Condensed Consolidated Balance Sheets.
Emerald Health Biotechnology España, S.L.U.
In January 2021 and April 2021, the Company entered into two separate Collaborative Research Agreements pursuant to a Master Services Agreement with Emerald Health Biotechnology España, S.L.U, a research and development entity with substantial expertise in cannabinoid science and a subsidiary of Emerald Health Research, Inc. which is 100% owned by Emerald Health Sciences. Under the agreements, Emerald Health Biotechnology España, S.L.U. will provide research and development services pursuant to an agreed upon project plans for the research and development of CBDVHS and preclinical development services for novel analogues. The term of each agreement is initially for a one-year period. The agreements will terminate upon delivery and acceptance of the final deliverables under the project plans or if either party is in breach of the terms of the contract and such breach remains uncured for 45 days. Payment for services are based on the negotiated amounts for the completion of agreed upon objectives as provided in the Collaborative Research Agreements. For the three and six months ended June 30, 2021, the Company incurred $73,678 and $143,278, respectively, in expenses under the Collaborative

Research Agreements. As of June 30, 2021, the Company has recognized prepaid asset in the amount of $10,390 to be offset against future research and development costs under the Collaborative Research Agreements.

9. Subsequent Events
Warrant exercise and issuance
On July 21, 2021, the Company entered into a letter agreement (“Letter Agreement”) with two existing accredited investors to exercise certain outstanding warrants (the “Exercise”) to purchase up to an aggregate of 21,166,667 shares of the Company’s common stock at an exercise price per share of $0.06 (the “Existing Warrants”). The Existing Warrants were issued on August 4, 2020, had an exercise price of $0.06 per share and an exercise period of five years from the date of issuance.

On July 26, 2021, the transaction closed and the Company issued 21,166,667 shares of common stock upon exercise of the Existing Warrants. The common stock is registered pursuant to effective registration statements on Form S-1 (File Nos. 333-239826 and 333-240226). The gross proceeds to the Company from the exercise were $1,270,000. As consideration for the immediate exercise of the Existing Warrants for cash, the exercising investors received new unregistered warrants to purchase up to an aggregate of 21,166,667 shares of common stock of the Company (the “New Warrants”).

The New Warrants are exercisable immediately at a price of $0.15 per share and have an exercise period of five years from the date of issuance. In addition, the New Warrants contain a cashless exercise provision which may be elected in the absence of an effective registration statement and could also require payment of liquidated damages by the Company in the form of cash payments in the event of a failure by the Company to timely deliver shares of common stock upon exercise of such warrants.

The New Warrants also contain a put option, under which, if the Company enters into a Fundamental Transaction, as defined in the New Warrant Agreement, the holders will be entitled to receive upon exercise, the kind and amount of securities, cash or other property that the holders would have received had they exercised the New Warrants immediately prior to such Fundamental Transaction. Alternatively, the Company or any successor entity will, at the option of a holder of a New Warrant, exercisable concurrently with or at any time within 30 days after the consummation of such Fundamental Transaction, purchase such holder’s New Warrant by paying to such holder an amount equal to the Black Scholes value of the remaining unexercised portion of such holder’s warrant in the same type or form of consideration (and in the same proportion), as is being offered to the holders of the Company's common stock.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the placement agent for the Exercise and the issuance of the New Warrants. At closing of the Exercise, the Company issued to Wainwright (or its designees) warrants to purchase up to an aggregate of 1,481,667 shares of common stock of the Company (the “2021 Placement Agent Warrants”), which equals 7.0% of the aggregate number of shares of common stock issuable to the investors upon the Exercise. The Placement Agent Warrants have identical terms to the New Warrants, except for the exercise price of $0.19 per share. In addition, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from the Exercise and the sale of the New Warrants, a management fee of 1.0% of the gross proceeds received by the Company from the Exercise and the sale of the New Warrants, $25,000 for non-accountable expenses and a $15,950 clearing fee, as applicable.

Stock option grant

On July 8, 2021, the Company granted 600,000 stock options to two consultants of the Company. The options have an exercise price of $0.16 per share and 10% vest immediately upon grant and 22.5% upon each successive anniversary of the vesting commencement date.

On July 22, 2021, in connection with the appointment of a new independent Board Director, the Company granted 250,000 stock options at an exercise price of $0.14 per share, of which 10% of such options shall be immediately vested, and the remaining 90% of the options shall vest in semi-annual installments over a period of two years from the grant date. In the event of a change of control of the Company (as defined in the award documents), the options shall become vested in full.

Termination of related party lease

On August 3, 2021, the Company provided its notice to Emerald Health Pharmaceuticals, Inc. to terminate the month-to-month sublease (Note 8). The termination will be effective on August 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and six months ended June 30, 2021 and 2020 (unaudited) and the year ended December 31, 2020 together with the notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
Effective March 25, 2019, we changed our name from Nemus Bioscience, Inc. to Emerald Bioscience, Inc. and effective January 19, 2021, we changed our name to Skye Bioscience, Inc. Our common stock is quoted on the OTCQB, under the symbol “SKYE”. Previously, it traded under the symbol “EMBI”. .
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

Our Product Candidates and Significant Contracts.
UM 5050 Prodrug Agreements and UM 8930 Analog Agreements
In July 2018, we renewed our ocular licenses for UM 5050, a prodrug of THC, and UM 8930, an analog of CBD. On May 24, 2019, the ocular licenses were replaced by “all fields of use” licenses for both UM 5050 and UM 8930 (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted us an exclusive, perpetual license, including, with the prior written consent of UM, the right to sublicense, the intellectual property related to UM 5050 and UM 8930 for all fields of use. All fields of use means that we may develop UM 5050 and UM 8930 to treat any disease through any form of delivery.

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
The exclusive license of CBDVHS, an analog of CBD, is expected to permit us to expand research and development into organ systems outside of the ocular space. CBDVHS has demonstrated pharmacology different than CBD, while also exhibiting improved pharmacokinetics and bioavailability. As a result, CBDVHS will allow us to broaden our target diseases. Potential therapeutic areas for CBDVHS may include, the central nervous system, the gastrointestinal tract, the endocrine/metabolic system, reproductive system diseases, or as yet unrecognized opportunities. Moreover, the determination by the DEA that CBDVHS is not a controlled substance permits us to avoid additional regulatory scrutiny from the DEA throughout the development of the drug. We plan to develop strategic collaborations to identify and advance these applications.

UM 5070 License Agreement

In January 2017, we entered into a license agreement with UM pursuant to which UM granted us an exclusive, perpetual license, including the right to sublicense, the intellectual property related to a combination of cannabinoid molecules, to research, develop and commercialize products for the treatment of infectious diseases.

Our Product Candidates

Cannabinoids are a class of chemically diverse compounds that are mainly found in extracts from the cannabis plant. The human body also produces cannabinoids, called endocannabinoids, to regulate a number of its pathways. These compounds express their physiological response by binding to cannabinoid receptors (CB1 and CB2) and certain other receptors found throughout the human body. Some cannabinoids have been observed to exert multiple effects on the human body, including, but not limited to impacting the immune response, nervous system function and repair, gastrointestinal maintenance and motility, motor function in muscles, pancreatic functionality, tissue repair, blood sugar regulation, and integrity of function in the eye (including the optic nerve). Cannabis and specific cannabinoids have been studied widely and the results suggest that there may be a potential for these compounds to be used in treating many disorders or alleviating disease-associated symptoms.
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

THCVHS

Our lead compound, THCVHS, is initially being developed to treat ocular disease. The first-in-human Phase 1 trials are expected to be conducted in healthy volunteers in Australia (the “Clinical Trial”) to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of THCVHS. We are eligible under the AusIndustry research and development tax incentive program to obtain a cash incentive from the Australian Taxation Office. The tax incentive is available to us based on specific criteria with which we must comply and is based on our eligible research and development spend in Australia. The Company may be eligible for either a 43.5% refundable tax offset if it has aggregate turnover of less than $20 million per annum or a 38.5% non-refundable tax offset. Prior to August 2020, we executed several agreements, and the work underlying those agreements was subsequently delayed to the second quarter of 2022. Since August 2020, we have been focused on clinical enabling activities, notably:

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
The manufacturing of the active pharmaceutical ingredient of THCVHS is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but we rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In connection with the recent pandemic of COVID-19 there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies.

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

Cannabinoid Cocktail

Cannabinoid molecules have been shown through in vitro studies conducted by third parties to possess anti-infective activity against a variety of bacterial strains. We entered into a research agreement with UM to explore this area in 2015 and have tested a variety of cannabinoids in various strengths, combinations, and delivery systems against a variety of bacterial species found in community, healthcare, and institutional settings such as nursing homes, correctional facilities, and military quarters.

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

Our net losses for the three and six months ended June 30, 2021 were $2,024,027 and $4,184,544, respectively, as compared to net losses of $1,420,236 and $3,761,896, respectively, for the three and six months ended June 30, 2020. As of June 30, 2021, we had an accumulated deficit of $42,918,525 and negative cash flows from operations of $3,019,489. As of June 30, 2021, we had unrestricted cash of $5,186,331 as compared to $2,469,410 December 31, 2020.

On February 5, 2021, we increased our authorized shares of common and preferred stock to 5,000,000,000 and 50,000,000, respectively.
Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates and judgements as to the appropriate carrying values of our equity instruments, derivative liabilities, debt with embedded features and the valuation of our stock based compensation awards, which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements, convertible instruments, warrants issued in connection with financings, stock-based compensation expense, and earnings per share to be critical accounting policies that require the use of significant judgments and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and determined that there were no changes to our critical accounting policies and estimates during the three and six months ended June 30, 2021.

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

Three months ended June 30, 2021 and 2020

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

Below is a summary of our research and development expenses during the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Research and development expenses	$880,672	$428,529	$452,143	106%

Research and development expenses for the three months ended June 30, 2021 increased as compared to the three months ended June 30, 2020. The increase in research and development expenses was primarily due to increases in contract research and development activities, including manufacturing and product costs and our use of consultants.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits and stock compensation expense, general legal and patent related fees. Other significant expenses included professional and consulting fees related to the Company’s fundraising efforts and regulatory filings.

Total general and administrative expenses for the three months ended June 30, 2021 and 2020, were as follows:

	Three Months Ended June 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
General and administrative expenses	$949,002	$792,129	$156,873	20%

General and administrative expenses for the three months ended June 30, 2021 increased as compared to the three months ended June 30, 2020. The increase in general and administrative expenses was primarily due to increases in investor and public relations expenses, legal, consulting, compensation expense, and payments to recruiters. These increases were offset by decreases in finance and accounting services costs, severance costs, insurance costs and legal fees..

Other Expense (Income)

Total other expense (income) for the three months ended June 30, 2021 and 2020, was as follows:

	Three Months Ended June 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Change in fair value of derivative liabilities	$120,648	$26,353	$94,295	358%
Interest expense	190,058	171,625	18,433	11%
Gain on forgiveness of PPP loan	(117,953)	—	(117,953)	100%
Total other expense (income)	$192,753	$197,978	$(5,225)	(3)%

For the three months ended June 30, 2021, we had net other expense of $192,753 related to interest expense and a loss from the change in fair value of derivative liabilities. The primary reason for the increase in other expense was the increase in the value of our derivative liability which resulted from increases in our stock price and volatility during the period. Additionally, during the three months ended June 30, 2020, the Credit Agreement was amended which resulted in a gain which offset the loss from the increase in the warrant liabilities included in the change in fair value of derivative liabilities during the period. The increase in interest expense was due to a higher average outstanding principal balance for the period ended June 30, 2021, as compared to the period ended June 30, 2020, from non-convertible advances on the Credit Agreement. Other expenses during the period were offset by the gain on debt forgiveness realized from the PPP Loan.

For the three months ended June 30, 2020, we had other expense of $197,978 related primarily to interest expense of $171,625 and an increase in the fair value of our derivative liabilities of $26,353.

Six months ended June 30, 2021 and 2020

Below is a summary of our research and development expenses during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Research and development expenses	$1,490,328	$1,228,141	$262,187	21%

Research and development expenses for the six months ended June 30, 2021 increased as compared to the six months ended June 30, 2020. The increase in research and development expenses was primarily due to increases in contract research and development activities and our use of specialized consultants. These increases were offset by reduced license fees and compensation expenses.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2021 and 2020, were as follows:

	Six Months Ended June 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
General and administrative expenses	$2,076,608	$2,203,725	$(127,117)	(6)%

General and administrative expenses for the six months ended June 30, 2021 decreased as compared to the six months ended June 30, 2020. The decrease in general and administrative expenses was primarily due to lower legal fees incurred during the period. The decrease was partially offset by increases in consulting, compensation and investor relations expenses.

Other Expense (Income)

Total other expense (income) for the six months ended June 30, 2021 and 2020, was as follows:

	Six Months Ended June 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Change in fair value of derivative liabilities	$358,998	$(9,550)	$368,548	(3859)%
Interest expense	374,963	337,980	36,983	11%
Gain on forgiveness of PPP loan	(117,953)	—	(117,953)	100%
Total other expense (income)	$616,008	$328,430	$287,578	88%

For the six months ended June 30, 2021, we had net other expense of $616,008 related to interest expense and a loss from the change in fair value of derivative liabilities. The primary reason for the increase in the loss on the change in fair value of our derivative liabilities was due to the increase in our stock price and volatility, for the period ended June 30, 2021 as compared to the period ended June 30, 2020 and because the Credit Agreement was amended in the prior period which resulted in the extinguishment of the compound derivative liability. The increase in interest expense was due to a higher average outstanding principal balance for the period ended June 30, 2021, as compared to the period ended June 30, 2020, from non-convertible advances on the Credit Agreement. Oher expenses during the period were offset by the gain on debt forgiveness realized from the PPP Loan.

For the six months ended June 30, 2020, we had other expense of $328,430 related primarily to interest expense of $337,980 which was offset by a decrease in the fair value of our derivative liabilities of $9,550.

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

Liquidity, Going Concern and Capital Resources

Liquidity and Going Concern

We have incurred operating losses and negative cash flows from operations since our inception. We expect to continue to incur significant losses in 2022 and expect to incur significant losses and negative cash flows from operations in the future. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop potential drug candidates into preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. We have funded our operations primarily through issuance of equity securities and borrowings from a related party.

On October 5, 2018, we secured a Credit Agreement with Emerald Health Sciences, providing us with a credit facility of up to $20,000,000. On April 29, 2020, we entered into the first amendment to the Credit Agreement with Emerald Health Sciences, which amended and restated the Credit Agreement. On March 29, 2021, we amended the Amended Credit Agreement with Emerald Health Sciences to defer interest payments until the earlier of maturity or prepayment of the principal balance. Under the Amended Credit Agreement, we may request to draw a remaining amount of up to $13,550,000 in advances from Emerald Health Sciences from time to time. However, we do not consider the facility available until advance requests are approved, drawn down and funded by Emerald Health Sciences. The outstanding advances of $2,464,500 under the Amended Credit Agreement bear interest at 7% per annum and mature on October 5, 2022.

On April 22, 2020, we received a principal amount of $116,700 from City National Bank under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. We used the proceeds of the PPP loan for the payment of payroll and rent for our office space. On May 20, 2021, the principal amount plus interest was forgiven in full and we recognized a gain of $117,953 for the three and six months end June 30, 2021.

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

On July 21, 2021, we entered into an Letter Agreement with two accredited investors to exercise 21,166,667 Existing Warrants in exchange for the issuance of 21,166,667 New Warrants with an exercise price of $0.15 per share. The Existing Warrants had an exercise price of $0.06 and we received gross proceeds of $1,270,000 from the Exercise. Wainwright acted as the placement agent in the transaction and upon the issuance of the New Warrants, we issued 1,481,667 placement agent warrants with an exercise price of $0.19 to Wainwright. In addition, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds received by the Company from the Exercise and the sale of the New Warrants, a management fee of 1.0% of the gross proceeds received by the Company from the Exercise and the sale of the New Warrants, $25,000 for non-accountable expenses, and a $15,950 clearing fee, as applicable.

As of June 30, 2021, we had an accumulated deficit of $42,918,525, stockholders’ equity of $2,271,104 and working capital of $3,920,425. We had unrestricted cash of $5,186,331 as of June 30, 2021, as compared to $2,469,410 as of December 31, 2020. The net increase was primarily attributable to the exercise of 95,500,001 common stock warrants and 11,800,000 pre-funded warrants for cash proceeds of $5,730,000 and $11,800, respectively, and offsets from operating cash burn during the six months ended June 30, 2021. Without additional funding, management believes that we will not have enough funds to meet our obligations and continue our pre-clinical and clinical studies beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions indicate it is probable that there is substantial doubt as to our ability to continue as a going concern, unless we are able to raise sufficient capital to continue our operations.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(3,019,489)	$(2,294,153)
Net cash used in investing activities	(10,170)	—
Net cash provided by financing activities	5,746,583	566,700

Cash Flows from Operating Activities

The primary use of cash for our operating activities during these periods was to fund research development activities for our pre-clinical product candidates and general and administrative activities. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, non-cash interest expense related to the amortization of our debt discounts on our related party Amended Credit Agreement, fair value adjustments related to our warrant liability and the gain realized from the forgiveness of the PPP Loan.

Cash used in operating activities of $3,019,489 during the six months ended June 30, 2021, reflected a net loss of $4,184,544, partially offset by aggregate non-cash charges of $789,053 and included a $376,002 net change in our operating assets and liabilities. Non-cash charges included $258,279 for stock-based compensation expense, $287,781 non-cash interest expense from the amortization of the debt discount on the multi-draw credit facility – related party, a $358,998 loss from the increase in fair value of our warrant liability and a $117,953 gain from the forgiveness of the PPP Loan. The net change in our operating assets and liabilities included a $72,427 increase in our prepaid expense and other current assets, and a $451,429 increase in our accrued expense and other current liabilities.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures in relation to the purchase of property plant and equipment. During the six months ended June 30, 2021, the Company purchased $10,170 in office equipment. During the six months ended June 30, 2020, there were no cash flows from investing activities.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and debt financings.

During the six months ended June 30, 2021, cash provided by financing activities included $5,741,800 in proceeds received in connection with the exercise of warrants and $4,783 received from employee stock option exercises.
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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal controls. Management determined there were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On June 3, 2021, Wendy Cunning, a former employee of the Company, initiated a legal proceeding against the Company in the U.S. District Court Central District of California (the "Action"). The Action asserts claims by Ms. Cunning for violation of whistleblower protections under the Sarbanes-Oxley Act, retaliation under California labor code section 1102.5, wrongful termination in violation of public policy and intentional infliction of emotional distress, against the Company. The Action seeks monetary damages in an indeterminable amount and civil penalties. The Company denies all claims and is vigorously defending the Action.
Other than as set out above, there have been no other material developments with respect to previously reported legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

3.1(1)	Articles of Incorporation of Registrant, as amended
3.2(2)	Amended and Restated Bylaws of Registrant
10.1**	Collaborative Research Agreement, dated April 2021, by and between Skye Bioscience, Inc. and Emerald Health Biotechnology España, S.L.
10.2*	Sublease Agreement, dated April 2021, by and between Skye Bioscience, Inc. and Emerald Health Pharmaceuticals, Inc.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________

(1)Included as exhibit to our Annual Report on Form 10-K filed on March 1, 2021.
(2)Included as exhibit to our Current Report on Form 8-K filed August 20, 2015.

(*)Filed herewith.
(**) Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skye Bioscience, Inc., a Nevada corporation

August 5, 2021	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary, Chairman of the Board, and Director (Principal Executive Officer)

August 5, 2021	By:	/s/ Richard Janney
Richard Janney
	Its:	Principal Accounting Officer (Principal Financial and Accounting Officer)