Form 10-Q
period 2021-09-30
Skye Bioscience, Inc.
filed 2021-11-10
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
or
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
11250 El Camino Real, Suite 100, San Diego, CA 92130
(Address of principal executive offices) (Zip Code)
(858) 410-0266
(Registrant’s telephone number, including area code)

5910 Pacific Blvd, San Diego, CA 92121
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 8, 2021, there were 476,108,455 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Note 2)
ASSETS
Current assets
Cash	$11,089,624	$2,469,410
Restricted cash	4,570	4,566
Prepaid expenses and other current assets	321,497	190,409
Prepaid expenses - related party	18,125	—
Total current assets	11,433,816	2,664,385

Property and equipment, net	80,297	7,341
Operating lease right-of-use asset	164,673	—
Other asset	8,309	—
Total assets	$11,687,095	$2,671,726

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$318,982	$364,340
Accounts payable - related party	20,000	17,032
Accrued interest - related party	130,824	44,087
Accrued payroll liabilities	262,881	61,547
PPP loan current	—	64,062
Other current liabilities	497,390	197,564
Derivative liabilities	207,916	38,567
Operating lease liability, current portion	63,581	—
Total current liabilities	1,501,574	787,199

Non-current liabilities
PPP loan non-current	—	52,638
Multi-draw credit agreement - related party	450,000	450,000
Convertible multi-draw credit agreement - related party, net of discount	1,370,156	931,103
Operating lease liability, net of current portion	100,583	—
Total liabilities	3,422,313	2,220,940

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.001 par value; 50,000,000 and 20,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 5,000,000,000 and 500,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively; 476,108,455 and 288,074,415 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	476,108	288,074
Additional paid-in-capital	52,532,017	38,896,693
Accumulated deficit	(44,743,343)	(38,733,981)
Total stockholders’ equity	8,264,782	450,786
Total liabilities and stockholders’ equity	$11,687,095	$2,671,726

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses
Research and development	$327,731	$346,217	$1,818,059	$1,574,357
General and administrative	1,491,378	1,192,003	3,567,985	3,395,729
Total operating expenses	1,819,109	1,538,220	5,386,044	4,970,086

Operating loss	(1,819,109)	(1,538,220)	(5,386,044)	(4,970,086)

Other expense (income)
Change in fair value of derivative liabilities	(189,649)	(424,138)	169,349	(433,688)
Interest expense	195,358	182,614	570,322	520,594
Gain on forgiveness of PPP loan	—	—	(117,953)	—
Total other expense, net	5,709	(241,524)	621,718	86,906

Loss before income taxes	(1,824,818)	(1,296,696)	(6,007,762)	(5,056,992)

Provision for income taxes	—	—	1,600	1,600

Net loss and comprehensive loss	$(1,824,818)	$(1,296,696)	$(6,009,362)	$(5,058,592)

Loss per common share:
Basic	$—	$(0.01)	$(0.02)	$(0.02)
Diluted	$—	$(0.01)	$(0.02)	$(0.03)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	413,489,603	256,758,472	376,547,498	207,536,173
Diluted	414,461,032	257,255,653	376,547,498	208,434,966
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,009,362)	$(5,058,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,412	1,096
Stock-based compensation expense	747,252	241,216
Change in fair value of derivative liabilities	169,349	(433,688)
Amortization of debt discount	439,053	402,624
Gain on forgiveness of PPP loan	(117,953)	—
Changes in assets and liabilities:
Prepaid expenses and other current assets	(131,088)	40,686
Prepaid expenses - related party	(18,125)	—
Other asset	(8,309)	—
Accounts payable	(72,719)	601,823
Accounts payable - related parties	2,968	11,400
Accrued interest - related party	86,737	81,813
Accrued payroll liabilities	201,334	—
Other current liabilities	201,861	(156,576)
Operating lease liability	(6,442)	—
Net cash used in operating activities	(4,506,032)	(4,268,198)

Cash flows from investing activities:
Purchase of property and equipment	(36,828)	—
Net cash used in investing activities	(36,828)	—

Cash flows from financing activities:
Proceeds from multi-draw credit agreement – related party, net of $0 and $9,301 issuance costs for the September 30, 2021 and September 30, 2020 periods, respectively	—	450,000
Proceeds from PPP loan	—	116,700
Proceeds from the sale of common stock and warrants – net of $851,538 and $854,078 issuance costs for the September 30, 2021 and September 30, 2020 periods, respectively	6,146,496	6,085,589
Proceeds from common stock warrant exercises	6,999,999	—
Proceeds from pre-funded warrant exercises	11,800	10,533
Proceeds from stock option exercises	4,783	—
Net cash provided by financing activities	13,163,078	6,662,822

Net increase in cash and restricted cash	8,620,218	2,394,624

Cash and restricted cash, beginning of period	$2,473,976	$1,834,515

Cash and restricted cash, end of period	$11,094,194	$4,229,139

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$11,089,624	$4,224,601
Restricted cash	4,570	4,538
Total cash and restricted cash shown in the consolidated statements of cash flows	$11,094,194	$4,229,139

Cash paid during the period for:
Interest	$44,087	$35,645
Income taxes	1,600	1,600

Supplemental disclosures of non-cash financing activities:
Purchases of property and equipment in other current liabilities	$39,607	$—
Establishment of right-of-use asset	170,606	—
Accrued stock issuance costs - September 2021 Financing	83,722	—
Reclassification of warrant liabilities to equity from exercise of warrants	—	26,563
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, January 1, 2020	182,895,247	$182,895	$32,538,445	$(32,173,282)	$548,058

Stock-based compensation expense	—	—	64,142	—	64,142

Series B warrant exercises	312,500	313	26,250	—	26,563

Net loss for the three months ended March 31, 2020	—	—	—	(2,341,660)	(2,341,660)

Balance, March 31, 2020	183,207,747	$183,208	$32,628,837	$(34,514,942)	$(1,702,897)

Stock-based compensation expense	—	—	28,709	—	28,709

Net loss for the three months ended June 30, 2020	—	—	—	(1,420,236)	(1,420,236)

Balance, June 30, 2020	183,207,747	$183,208	$32,657,546	$(35,935,178)	$(3,094,424)

Stock-based compensation expense	—	—	148,365	—	148,365

Common stock and warrants issued	56,333,334	56,333	6,029,256	—	6,085,589

Exercise of pre-funded warrants	10,533,334	10,533	—	—	10,533

Net loss for the three months ended September 30, 2020	—	—	—	(1,296,696)	(1,296,696)

Balance, September 30, 2020	250,074,415	$250,074	$38,835,167	$(37,231,874)	$1,853,367

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2021	288,074,415	$288,074	$38,896,693	$(38,733,981)	$450,786

Stock-based compensation expense	600,000	600	145,980	—	146,580

Exercise of common stock warrants	67,166,667	67,167	3,962,833	—	4,030,000

Exercise of pre-funded warrants	11,800,000	11,800	—	—	11,800

Net loss for the three months ended March 31, 2021	—	—	—	(2,160,517)	(2,160,517)

Balance, March 31, 2021	367,641,082	$367,641	$43,005,506	$(40,894,498)	$2,478,649

Stock-based compensation expense	—	—	111,699	—	111,699

Exercise of common stock options	106,250	107	4,676	—	4,783

Exercise of common stock warrants	28,333,334	28,333	1,671,667	—	1,700,000

Net loss for the three months ended June 30, 2021	—	—	—	(2,024,027)	(2,024,027)

Balance, June 30, 2021	396,080,666	$396,081	$44,793,548	$(42,918,525)	$2,271,104

Stock-based compensation expense	750,000	750	484,973	—	485,723

Common stock and warrants issued	58,111,112	58,111	6,004,663	—	6,062,774

Exercise of common stock warrants	21,166,667	21,166	1,248,833	—	1,269,999

Net loss for the three months ended September 30, 2021	—	—	—	(1,824,818)	(1,824,818)

Balance, September 30, 2021	476,108,445	$476,108	$52,532,017	$(44,743,343)	$8,264,782
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
The Company is a biopharmaceutical company located in San Diego, California that researches and develops and plans to commercialize therapeutics derived from cannabinoids through its own directed research efforts and through several license agreements with the University of Mississippi (“UM”). UM is federally permitted and licensed to cultivate cannabis for research purposes in the United States.
As of September 30, 2021, the Company has devoted substantially all its efforts to securing product licenses, carrying out its own research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since inception and as of September 30, 2021, had an accumulated deficit of $44,743,343. As of September 30, 2021, the Company had unrestricted cash in the amount of $11,089,624. The Company expects to continue to incur significant losses through 2022 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. As the Company approaches its first clinical trial, it expects to ramp up research and development spending and to increase cash used in operating activities. However, based on the Company’s expected cash requirements, without obtaining additional funding by September 2022, management believes that the Company will not have enough funds to continue clinical studies and pay down its related party debt. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences ("Sciences"), a related party (Note 8). On April 29, 2020, the Company entered into an Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) with Sciences. As of September 30, 2021, the Company had an outstanding principal balance of $2,464,500 under the Amended Credit Agreement. Effective September 15, 2021, the disbursement line under the Amended Credit Agreement was closed and it no longer serves as a potential source of liquidity to the Company. The outstanding advances plus accrued interest under the Amended Credit Agreement are due on October 5, 2022 (See Note 4).
On April 22, 2020, the Company entered into a Paycheck Protection Program Promissory Note in the principal amount of $116,700 (the “PPP Loan”) from City National Bank (the “PPP Loan Lender”). The PPP Loan was obtained pursuant to the Paycheck Protection Program (the “PPP”) of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) administered by the U.S. Small Business Administration (“SBA”). During the nine months ended September 30, 2021, the full amount of principal and accrued interest was forgiven and the Company realized a gain of $117,953 (Note 4).

During the nine months ended September 30, 2021, the Company received proceeds of $7,011,799 from the exercise of warrants (Note 5).
On September 29, 2021, the Company closed the September 2021 Financing (Note 5), pursuant to which the Company sold 58,111,112 shares of common stock, 19,666,667 pre-funded warrants and 77,777,779 common stock warrants in a registered public offering. The net proceeds from the transaction were $6,062,774. The common stock warrants and pre-funded warrants have an exercise price of $0.09 and $0.0001, respectively. The term of the common stock warrants is five years, and the pre-funded warrants are exercisable until all the pre-funded warrants have been exercised in full. The Company intends to use the net proceeds of the offering for general corporate purposes, including working capital and the repayment of the Amended Credit Agreement, if necessary.

The Company plans to continue to pursue funding through public equity financings, licensing arrangements, government grants or other strategic arrangements. However, the Company cannot provide any assurances that such additional funds will be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, dilution to existing stockholders would result.
In December 2019, a novel strain of coronavirus (“COVID-19”) emerged in Wuhan, China. Since then, it has spread to the United States and infections have been reported around the world. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread around the world and throughout the United States and Australia, where the Company has operations and conducts laboratory research and clinical studies. In response to the outbreak, federal and state authorities in the United States have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, nonessential business closures, quarantines, self-isolations, shelters-in-place and social distancing. The COVID-19 outbreak and the response of governmental authorities to try to limit it are having a significant impact on the private sector and individuals, including unprecedented business, employment and significant economic disruptions to the global financial markets. These disruptions could impact the Company’s ability to raise additional capital and obtain the necessary funds.
Notably, the Company relies on third party manufacturers to produce its product candidates. The manufacturing of THCVHS is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States. In connection with the COVID-19 pandemic, there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. The location of the clinical trial are clinical sites in Australia and since the COVID-19 outbreak in that country, the multiple cities have experienced health emergency lockdowns which have had a negative impact on the conduct and timelines of clinical studies. Therefore, the Company has shifted its first-in-human studies of THCVHS to the second quarter of 2022.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements have been prepared on a consistent basis with the Company’s Audited Consolidated Financial Statements as of and for the year ended December 31, 2020, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosures necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).
The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2020 was derived from the Company’s audited financial statements as of December 31, 2020, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021. The unaudited financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which includes a broader discussion of the Company’s business and the risks inherent therein.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates and judgements as to the appropriate carrying values of equity instruments, derivative liabilities, debt with embedded features, and the valuation of stock based compensation awards, which are not readily apparent from other sources.
Risks and Uncertainties
The Company’s operations are subject to a number of risks and uncertainties, including but not limited to, changes in the general economy, the size and growth of the potential markets for any of the Company’s product candidates, uncertainties related to the impact of COVID-19 (Note 1), results of research and development activities, uncertainties surrounding regulatory developments in the United States and Australia, and the Company’s ability to attract new funding.
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
As of December 31, 2020, the Company estimated that the fair value of the Amended Credit Agreement was materially consistent with the fair value estimate as of December 31, 2019 of $1,877,938, plus the non-convertible advances made in 2020. This determination was based on the following considerations: (i) the Company has not experienced any significant change in its credit worthiness or operations year over year, (ii) there have been no repayments or convertible draws, (iii) the facility is closer to maturity, and (iv) the embedded conversion feature on the convertible advances is out-of-the-money at the reporting date. As of September 30, 2021, the Company estimated that the fair value of the Amended Credit Agreement, including the non-convertible advances was $2,501,632. Information pertinent to estimating the fair value of the Amended Credit Agreement includes valuing the embedded conversion feature using Level 3 inputs and considering the discounted cash flows of the interest and principal payments through maturity (Note 4).
Convertible Instruments
The Company accounts for hybrid contracts with embedded conversion features in accordance with ASC 815, Derivatives and Hedging Activities (“ASC 815”) which requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.
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

Stock-Based Compensation Expense
Stock-based compensation expense is estimated at the grant date based on the fair value of the award, and the fair value is recognized as expense ratably over the vesting period with forfeitures accounted for as they occur. The Company uses the Black Scholes valuation method for estimating the grant date fair value of stock options using the following assumptions:
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
Loss Per Common Share
The Company applies ASC No. 260, Earnings per Share in calculating its basic and diluted loss per common share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, restricted stock subject to vesting, warrants to purchase common stock and common shares underlying convertible debt instruments are considered to be common stock equivalents.
The computations of basic and diluted net loss per common share are as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2021	2020	2021	2020
Basic net loss per share:
Net loss	$(1,824,818)	$(1,296,696)	$(6,009,362)	$(5,058,592)
Weighted average common shares outstanding – basic	413,489,603	256,758,472	376,547,498	207,536,173
Net loss per share - basic	$—	$(0.01)	$(0.02)	$(0.02)

Diluted net loss per share:
Net loss (as adjusted)	$(1,704,980)	$(1,720,835)	$(6,009,362)	$(5,401,484)
Weighted average common shares outstanding – diluted	414,461,032	257,255,653	376,547,498	208,434,966
Net loss per share - diluted	$—	$(0.01)	$(0.02)	$(0.03)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2021	2020	2021	2020
Stock options	23,490,000	25,000,678	23,490,000	25,000,678
Common shares underlying convertible debt	5,303,591	5,215,457	5,303,591	5,215,457
Warrants	133,945,796	145,336,155	134,917,225	22,304,750
Leases

In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019.

At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contract is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the Condensed Consolidated Balance Sheets as operating lease right-of-use assets, operating lease liability, current portion and operating lease liability, net of current portion.
Recent Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in fiscal periods ending after December 15, 2020. Upon implementation, the Company may use either a modified retrospective or full retrospective method of adoption. The adoption of ASU 2020-06 will impact the way the Company calculates its loss per common share, result in expanded disclosures around convertible instruments and remove the requirement to assess and record beneficial conversion features. The impact from adoption will depend on whether the Company elects to early adopt this ASU. The Company currently plans to adopt the provisions of this ASU on the effective date. However, it reserves the right to early adopt these provisions.
Recently Adopted Accounting Pronouncements
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The aim of ASU 2021-04 is to clarify and reduce diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The Company has elected to early adopt this guidance as of July 1, 2021 and has applied the guidance as of January 1, 2021, in accordance with the ASU. The adoption of this guidance had no impact on the interim periods in 2021 prior to the date of adoption. Upon implementation, the new guidance was applied to the July 2021 Inducement (Note 5), which resulted in recording the value attributable to the Inducement Warrants as an equity issuance cost. Because this amendment provided clarification where there was a lack of GAAP, management has determined that there was no resulting impact from the adoption of this standard to the financial statements.
3. Warrants and Derivative Liabilities
There are significant judgements and estimates inherent in the determination of the fair value of the Company’s warrants and derivative liabilities. These judgements and estimates include assumptions regarding the Company’s future operating performance, the time to completing a liquidity event, if applicable, and the determination of the appropriate valuation methods.

If the Company had made different assumptions, the fair value of the warrants and derivative liabilities could have been significantly different (See Note 2).
Warrants
Warrants vested and outstanding as of September 30, 2021 are summarized as follows:

Source	Exercise Price	Term (Years)	Number of Warrants Vested and Outstanding
Pre 2015 Common Stock Warrants	$1.00	10	1,110,000
2015 Common Stock Warrants	5.00	10	100,000
2016 Common Stock Warrants to Service Providers	1.15	10	40,000
2016 Series C Common Stock Warrants to Placement Agent	0.40	5	125,000
2017 Series D Common Stock Warrants to Placement Agent	0.25	5	480,000
2017 Common Stock Warrants to Service Provider	0.41	5	125,000
2018 Emerald Financing Warrants	0.10	5	3,400,000
Emerald Multi-Draw Credit Agreement Warrants	0.50	5	7,500,000
2019 Common Stock Warrants	0.35	5	8,000,000
2020 Common Stock Warrants to Placement Agent	0.08	4.99	8,166,667
2021 Inducement Warrants	0.15	5	21,166,667
2021 Inducement Warrants to Placement Agent	0.19	5	1,481,667
2021 Common Stock Warrants	0.09	5	77,777,779
2021 Pre-Funded Warrants	—	Indefinite	19,666,667
2021 Common Stock Warrants to Placement Agent	0.11	5	5,444,445
Total warrants vested and outstanding as of September 30, 2021			154,583,892
July 2021 Inducement Warrants and September 2021 Financing Warrants

In connection with the July 2021 Inducement (Note 5), the Company issued 21,166,667 common stock warrants and 1,481,667 warrants to the placement agent. The warrants were equity classified at issuance and the Company recorded the fair value of the common stock warrants and placement agent warrants of $2,790,884 and $192,224, respectively, as equity issuance costs related to the September 2021 Financing within equity. The warrants were vested at issuance and were valued utilizing the Black-Scholes Merton option pricing model with the following assumptions:

	Common Stock Warrants	Placement Agent Warrants
Dividend yield	0.00%	0.00%
Volatility factor	137.87%	137.87%
Risk-free interest rate	0.73%	0.73%
Expected term (years)	5	5
Underlying common stock price	$0.15	$0.15

In connection with the September 2021 Financing (Note 5), the Company issued 77,777,779 common stock warrants, 19,666,667 pre-funded warrants, and 5,444,445 common stock warrants to the placement agent. The warrants were equity classified at issuance and the Company allocated $3,265,676 and $943,489 of the gross proceeds to the common stock warrants and pre-funded warrants on a relative fair value basis, respectively. The common stock warrants issued to the placement agent were valued at $421,522 and recorded as equity issuance costs within equity. The warrants vested immediately and were valued utilizing the Black-Scholes Merton option pricing model with the following assumptions:

	Common Stock Warrants	Pre-funded Warrants	Placement Agent Warrants
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	136.02%	135.06%	136.02%
Risk-free interest rate	1.01%	1.55%	1.01%
Expected term (years)	5	10	5
Underlying common stock price	$0.09	$0.09	$0.09

Derivative Liabilities
The following tables summarize the activity of derivative liabilities for the periods indicated:

	Nine Months Ended September 30, 2021
	December 31, 2020 Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair Value of Derivative Liabilities	Reclassification of Derivatives to Equity	September 30, 2021 Fair Value of Derivative Liabilities
Emerald Financing - warrant liability (1)	$38,567	$—	$169,349	$—	$207,916
Current balance of derivative liabilities	$38,567	$—	$169,349	$—	$207,916

	Nine Months Ended September 30, 2020
	December 31, 2019 Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair Value of Derivative Liabilities	Reclassification of Derivatives to Equity	September 30, 2020 Fair Value of Derivative Liabilities
Emerald Multi Draw Credit Agreement - compound derivative liability (2)	$90,797	$—	$(90,797)	$—	$—
Emerald Financing - warrant liability (1)	276,024	—	(234,875)	—	41,149
Series B - warrant liability(3)	134,579	—	(108,016)	(26,563)	—
Total derivative liabilities	$501,400	$—	$(433,688)	$(26,563)	$41,149
Less, noncurrent portion of derivative liabilities	(90,797)				—
Current balance of derivative liabilities	$410,603				$41,149
Emerald Financing Warrant Liability (1)
In connection with the August 2020 Financing, the exercise price of the warrants was permanently set to $0.10. The warrants contain a contingent put option if the Company undergoes a subsequent financing that results in a change in control. The warrant holder also has the right to participate in subsequent financing transactions on an as-if converted basis.
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

The warrant liability is valued at the balance sheet dates using the following assumptions:

	September 30, 2021	December 31, 2020
Dividend yield	0.00%	0.00%
Volatility factor	134.8%	90.9%
Risk-free interest rate	0.16%	0.14%
Expected term (years)	1.38	2.13
Underlying common stock price	$0.11	$0.04
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

Series B Warrant Liability (3)

During the nine months ended September 30, 2020, 312,500 Series B Common Stock Warrants with an intrinsic value of $26,563 were exercised for no consideration per share, which resulted in the issuance of 312,500 shares of common stock. Prior to exercise, these Series B Warrants were adjusted to fair value using a Black Scholes valuation method which considered the closing trading price on the exercise dates. Because the exercise price of these options had been reset to $0.00, the fair value derived from the valuation model approximated the market value of the Company’s common stock on the exercise dates.
4. Debt
Multi-Draw Credit Agreement- Related Party
The Company’s Debt with Sciences consists of the following:

	Conversion Price	As of September 30, 2021	As of December 31, 2020
Total principal value of convertible debt—related party	$0.40	$2,014,500	$2,014,500
Unamortized debt discount		(641,987)	(1,079,821)
Unamortized debt issuance costs		(2,357)	(3,576)
Carrying value of total convertible debt - related party		1,370,156	931,103
Total principal value of non-convertible debt—related party	n/a	450,000	450,000
Total carrying value of advances under the multi-draw credit agreement		$1,820,156	$1,381,103
On October 5, 2018, the Company entered into the Credit Agreement with Sciences, a related party (See Note 8). On April 29, 2020, the Company entered into the Amended Credit Agreement with Sciences, which amends and restates the Credit Agreement. For all pre-existing and new advances, the Amended Credit Agreement removed the change in control as an event of default. The amendments to the pre-existing advances were accounted for as a modification. For all advances made after the Credit Agreement was amended, advances will be convertible at a reduced conversion price of $0.25 per share of Common Stock, unless Sciences provides notice that the advance will not be convertible.
On March 29, 2021, the Company amended the Amended Credit Agreement to defer interest payments through the earlier of maturity or prepayment of the principal balance. On September 15, 2021, the Company further amended the Amended Credit Agreement to close the disbursement line. The amendments were considered a modification for accounting purposes.
Advances under the Amended Credit Agreement are unsecured, and bear interest at an annual rate of 7% and mature on October 5, 2022. At Sciences’ election, convertible advances and unpaid interest may be converted into common stock at the applicable fixed conversion price of the underlying advance, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc.

The Amended Credit Agreement provides for customary events of default which may result in the acceleration of the maturity of the advances in addition to, but not limited to, cross acceleration to certain other indebtedness of the Company. In the case of an event of default arising from specified events of bankruptcy or insolvency or reorganization, all outstanding advances will become due and payable immediately without further action or notice. If any other event of default under the Amended Credit Agreement occurs or is continuing, Sciences may, by written notice, terminate its commitment to make any advances and/or declare all the advances, including accrued interest, payable due immediately. If any amount under the Amended Credit Agreement is not paid when due, such overdue amount shall bear interest at an annual default interest rate of the applicable rate plus 10%, until such amount is paid in full.
In connection with each advance under the Amended Credit Agreement, the Company has agreed to issue to Sciences warrants to purchase shares of common stock in an amount equal to 50% of the number of shares of common stock that each advance may be converted into. The warrants have a term of five years and are immediately exercisable upon issuance. Under the Amended Credit Agreement, Sciences may issue notice that no warrants will be granted at the time of the advance request. The warrants issued under the Credit Agreement have an exercise price of $0.50 per share and any future warrants issued under the Amended Credit Agreement will have a reduced exercise price of $0.35 per share. The exercise prices are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s stockholders (See Note 3).
As of September 30, 2021, the unamortized debt discount on the convertible advances will be amortized over a remaining period of approximately 1.01 years. As of September 30, 2021, the fair value of the shares underlying the convertible advances under the Amended Credit Agreement was $528,806. As of September 30, 2021, the if-converted value did not exceed the principal balance.
PPP Loan
On April 24, 2020, the Company received funding from the PPP Loan Lender pursuant to the PPP of the CARES Act administered by the SBA for a principal amount of $116,700. The PPP Loan had an interest rate of 1.00% per year and funds from the PPP Loan could only be used by the Company for payroll costs, costs for continuing group healthcare benefits, mortgage interest payments, rent, utility and interest on any other debt obligations that were incurred before October 9, 2020.
On April 5, 2021, the Company submitted an application for the full forgiveness of the PPP Loan to the PPP Loan Lender for the full amount of the loan. On May 20, 2021, the Company received notification that the application was accepted and that the full amount of the PPP Loan including accrued interest was forgiven. During the nine months ended September 30, 2021, the Company has recorded a gain on forgiveness of the PPP loan in an amount of $117,953.
Interest Expense
The Company’s interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Related party interest expense – stated rate	$44,086	$44,087	$130,824	$117,459
PPP loan interest expense – stated rate	—	294	445	511
Non-cash interest expense:
Amortization of debt discount	150,852	137,849	437,834	401,507
Amortization of transaction costs	420	384	1,219	1,117
	$195,358	$182,614	$570,322	$520,594
5. Stockholders’ Equity and Capitalization
Increase to Authorized Shares of Capital Stock
On February 5, 2021, the Company increased its authorized shares of common and preferred stock to 5,000,000,000 and 50,000,000, respectively.

Warrant Exercises

During the nine months ended September 30, 2021, 11,800,000 pre-funded warrants with an intrinsic value of $460,200 were exercised in exchange for 11,800,000 shares of common stock for gross proceeds of $11,800. As of September 30, 2021 all of the pre-funded warrants have been exercised.
During the nine months ended September 30, 2021, 116,666,668 of the 2020 common stock warrants, including the warrants that were exercised in connection with the July 2021 Inducement discussed below, with an intrinsic value of $8,764,967 were exercised in exchange for 116,666,668 shares of common stock for gross proceeds of $6,999,999.

July 2021 Inducement and September 2021 Financing

On July 21, 2021, the Company entered into an Inducement Offer to Exercise Common Stock Purchase Warrants (the “July 2021 Inducement”) with certain institutional investors and H.C. Wainwright & Co., LLC ("Wainwright") acting as the placement agent. As a result, on July 26, 2021, the investors exercised 21,166,667 warrants at their original exercise price of $0.06, for gross proceeds of $1,270,000. In exchange, the Company granted 21,166,667 new warrants with substantially the same terms and an exercise price of $0.15 per share (Notes 2 & 3).

On September 27, 2021, the Company entered into a Securities Purchase Agreement with certain institutional investors for the issuance and sale of securities, with Wainwright acting as the placement agent, pursuant to which the Company sold 58,111,112 shares of common stock and 19,666,667 pre-funded warrants, and issued 77,777,779 common stock warrants, in a registered public offering which closed on September 29, 2021 (the “September 2021 Financing”). The common stock and pre-funded warrants were sold at a price per share of $0.09 and $0.0899, respectively, for gross aggregate proceeds of $6,998,034. The common stock warrants and pre-funded warrants have an exercise price of $0.09 and $0.0001, respectively. The common stock warrants have a term of five years, and the pre-funded warrants are exercisable until all the pre-funded warrants have been exercised in full (Note 3).

In connection with the July 2021 Inducement and September 2021 Financing, the Company incurred cash issuance costs of $935,260, for net proceeds of $6,062,774. Additionally, the Company issued warrants to purchase 6,926,112 shares of common stock to the placement agent, which represent 7% of the total shares of common stock and pre-funded warrants sold in the offering and 7% of the Inducement Warrants issued (Note 3).

6. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, after the closing of the Merger, the Board of Directors approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The share reserve under the 2014 Plan equals 10% of the number of issued and outstanding shares of common stock of the Company. In August 2020, the Company approved Amendment No. 2 to the 2014 Plan, which increased the share reserve by an additional 7,876,835 shares over the 10% of the number of issued and outstanding shares of common stock, and removed certain restrictions on the number of shares of common stock and the amount of cash-based awards up to which participants of the 2014 Plan can receive in a calendar year. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of September 30, 2021, the Company had 30,047,929 shares available for future grant under the 2014 Plan.

Stock Options
The following is a summary of option activities under the Company’s 2014 Plan for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2020	22,050,000	$0.06	9.52

Granted	2,475,000	0.14
Exercised	(106,250)	0.05
Cancelled	(40,000)	0.05
Forfeited	(888,750)	0.05
Outstanding, September 30, 2021	23,490,000	$0.07	8.88
Exercisable, September 30, 2021	8,690,000	$0.09	8.61
During the nine months ended September 30, 2021, 106,250 stock options with an intrinsic value of $13,281 were exercised for gross proceeds of $4,783.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

For the Nine Months Ended September 30, 2021
Dividend yield	0.00%
Volatility factor	119.1 - 124.2%
Risk-free interest rate	0.82 - 1.11%
Expected term (years)	5.27 - 6.13
For the nine months ended September 30, 2021, the weighted average grant date fair value of options granted was $0.14 per share.
In connection with the termination of Dr. Avtar Dhillon's Independent Contractor Agreement on October 14, 2021 (Note 8), the Company modified Dr. Dhillon's option awards to accelerate the vesting of 1,650,000 unvested stock options and, extend the post-termination exercise period from 30 days to five years for all of his outstanding awards. The approval of the modification and receipt of notice to terminate the Independent Contractor Agreement on September 14, 2021, resulted in the recognition of $309,487 in stock compensation expense for the three and nine months ended September 30, 2021.
Awards Granted Outside the 2014 Plan
During the nine months ended September 30, 2021, the Company granted 1,200,000 and 300,000 restricted shares of common stock to a non-employee consultant for investor relations services under two successive six month service contracts. Half of the shares will be issued within the first month of entering each service contact and the remaining half will be issued within thirty days from contract completion.

The following is a summary of restricted stock activity outside of the Company’s 2014 Plan during the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	—	$—

Granted	1,500,000	0.12
Released	(1,350,000)	0.12
Unvested, September 30, 2021	150,000	$0.13
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$17,986	$44,010	$37,350	$82,463
General and administrative	470,987	104,355	709,902	158,753
	$488,973	$148,365	$747,252	$241,216
The total amount of unrecognized compensation cost was $860,985 as of September 30, 2021. This amount will be recognized over a weighted average period of 2.76 years.
7. Significant Contracts - University of Mississippi
UM 5050 and UM 8930 License Agreements
In July 2018, the Company renewed its ocular licenses for UM 5050, a prodrug of tetrahydrocannabinol (“THC”), and UM 8930, an analog of cannabidiol (“CBD”). On May 24, 2019, the ocular delivery licenses were replaced by “all fields of use” licenses for both UM 5050 and UM 8930 (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted the Company an exclusive, perpetual license, including, with the prior written consent of UM, not to be unreasonably withheld, the right to sublicense, the intellectual property related to UM 5050 and UM 8930 for all fields of use.
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
As of September 30, 2021, with the exception of the fee due for the notice of patent allowance for CBDVHS, none of the other milestones under these license agreements have been met.
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
As of September 30, 2021, none of the milestones under this license agreement have been met (Note 10).
8. Related Party Matters
Emerald Health Sciences
In January 2018, the Company entered into a securities purchase agreement with Sciences pursuant to which Sciences purchased a majority of the equity interest in the Company, resulting in a change in control transaction. While Sciences no longer maintains a controlling interest in the Company, it holds a significant equity interest and has provided the Company with financing under the Amended Credit Agreement (Note 4).
On December 19, 2019, the Company entered into an Independent Contractor Services Agreement with Dr. Avtar Dhillon, a member of Sciences Board of Directors and its CEO, pursuant to which Dr. Dhillon provides ongoing corporate finance and strategic business advisory services to the Company. In exchange for his services, Dr. Dhillon received a monthly fee of $10,000, per month for his services.

Under the Independent Contractor Agreement, for the three and nine months ended September 30, 2021, the Company incurred fees of $30,000 and $90,000, respectively. For the three and nine months ended September 30, 2020, the Company incurred fees of $31,000 and $97,387, respectively. As of September 30, 2021 and December 31, 2020, the Company has accrued $20,000 of consulting fees and $7,032 in expense related to the Independent Contractor Services Agreement, respectively. On September 14, 2021, Dr. Dhillon provided his notice to terminate the Independent Contractor Services Agreement, with an effective termination date of October 14, 2021. As of October 14, 2021, the Company no longer has any obligations or business relationship with Dr. Dhillon (Note 6).
In addition, the Board Observer Agreement in place with Sciences was amended in September 2021 to allow any board member or officer of Sciences to act as a representative of Sciences on a non-voting observer basis in meetings of the Board.
Emerald Health Pharmaceuticals, Inc.
On April 30, 2021, the Company entered into a month-to-month lease agreement with Emerald Health Pharmaceuticals, an affiliate of the Company with a significant common shareholder, as the sublessor and the Company as the sublessee. The Company shared the same office location as Emerald Health Pharmaceuticals in San Diego, California until the termination of the sublease on August 31, 2021. Under the sublease agreement, the Company paid monthly base rent of $4,000 in addition to its share of common area expenses and utilities. For the three and nine months ended September 30, 2021, the Company recognized $8,830 and $15,453, respectively, in expense under the sublease.
Emerald Health Biotechnology España, S.L.U.
In January 2021 and April 2021, the Company entered into two separate Collaborative Research Agreements pursuant to a Master Services Agreement with Emerald Health Biotechnology España, S.L.U ("EHBE"), a research and development entity with substantial expertise in cannabinoid science and a subsidiary of Emerald Health Research, Inc. which is 100% owned by Sciences. Under the agreements, Emerald Health Biotechnology España, S.L.U. will provide research and development services pursuant to agreed upon project plans for the research and development of CBDVHS and the preclinical development services for novel analogues. The term of each agreement is initially for a one-year period. The agreements will terminate upon delivery and acceptance of the final deliverables under the project plans or if either party is in breach of the terms of the contract and such breach remains uncured for 45 days. Payment for services are based on the negotiated amounts for the completion of agreed upon objectives as provided in the Collaborative Research Agreements. For the three and nine months ended September 30, 2021, the Company incurred $62,940 and $206,218, respectively, in expenses under the Collaborative Research Agreements. As of September 30, 2021, the Company has recognized prepaid asset in the amount of $18,125 to be offset against future research and development costs under the Collaborative Research Agreements (Note 10).

Board Members
As of September 30, 2021, Jim Heppell and Punit Dhillon are board members of the Company and Emerald Health Pharmaceuticals, a subsidiary of Sciences. As of September 30, 2021, Jim Heppell is also a board member of Sciences and Emerald Health Biotechnology España, S.L.U. The Company’s CEO, Punit Dhillon also served as a board member of Sciences and Emerald Health Biotechnology España, S.L.U. until he tendered his resignation from such boards on August 10, 2020 and September 22, 2021, respectively.

9. Commitments and Contingencies

Office Lease

The Company leases office space for its corporate headquarters, located at 1250 El Camino Real, San Diego, California 92130. The lease is effective from September 1, 2021 through October 31, 2022 and contains a renewal option for a two-year extension after the current expiration date. The Company does not expect that the renewal option will be exercised, and has therefore excluded the option from the calculation of the right of use asset and lease liability. The lease provides for two months of rent abatement and the initial monthly rent is $8,067 per month with annual increases of 3% commencing on November 1, 2022. The lease includes non-lease components (i.e., property management costs) that are paid separately from rent, based on actual costs incurred, and therefore were not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the lease term.

For the three and nine months ended September 30, 2021, lease expense comprised of $7,558 in lease cost from the Company's non-cancellable operating lease.

The remaining lease term and discount rate related to the operating lease are presented in the following table:

September 30, 2021
Weighted-average remaining term – operating lease (in years)	2.08
Weighted-average discount rate – operating lease	12%

Future minimum lease payments as of September 30, 2021 are presented in the following table:

Year:
2021 (remaining three months)	$8,067
2022	97,291
2023	83,093
Total future minimum lease payments:	188,451
Less imputed interest	(24,287)
Total	$164,164

Reported as:

Operating lease liability	$63,581
Operating lease liability, net of current portion	100,583
Total lease liability	$164,164

General Litigation and Disputes

From time to time, in the normal course of operations, the Company may be a party to litigation and other dispute matters and claims. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable outcome to any legal matter, if material, could have a materially adverse effect on the Company’s operations or financial position, liquidity or results of operations. As of September 30, 2021, there were no pending or threatened lawsuits or claims that could reasonably be expected to have a material effect on the Company’s financial position or results of operations.
10. Subsequent Events

Stock option grant

On October 4, 2021, the Company granted 1,600,000 stock options to the Company's Chief Financial Officer. The options have an exercise price of $0.09 per share and 10% of the options vest on the grant date with the remainder vesting in semi-annual installments over four years. In the event of a change of control of the Company (as defined in the award documents), the options shall become vested in full.

Exclusive Sponsored Research Agreement

On October 11, 2021, the Company entered into an Exclusive Sponsored Research Agreement (the “ESRA”) with EHBE to fund certain research and development programs which are of mutual interest to both the Company and EHBE. The Company will have the right to use all data, products, and information, including intellectual property which are generated in the performance of the research under each and all projects funded by the Company pursuant to the ESRA, and EHBE assigns and agrees to assign, to the Company all rights to any intellectual property created or reduced-to-practice under, or as a part of, a project funded by the Company pursuant to the ESRA.

The Company has agreed to pay to EHBE a royalty based on any and all licensing revenue or other consideration paid to the Company by a third-party licensee, assignee or purchaser of intellectual property rights created under the ESRA. In addition, upon a change of control transaction the Company has agreed to pay an amount equal to the royalty percentage multiplied by the fair value of the intellectual property created under the ESRA. Pursuant to the ESRA, EHBE will provide a budget to be approved by the Company for each project, and the Company will make payments in accordance with the approved budget and pay an annual retainer to EHBE of $200,000 per year.

The initial term of the agreement is one year, with automatic renewal for successive one-year terms unless either party terminates upon 60 days' prior written notice to the other party pursuant to the ESRA.

Termination of UM 5070 License Agreement

On November 9, 2021, the Company provided its 60 day notice of termination to UM to terminate the UM 5070 license agreement effective January 8, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three and nine months ended September 30, 2021 and 2020 (unaudited) and the year ended December 31, 2020 together with the notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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

About Skye Bioscience, Inc.
We are a biopharmaceutical company targeting the discovery, development and commercialization of a novel class of therapeutics that modulate the endocannabinoid system (ECS) which has shown to play a vital role in overall human health and specifically, ECS mediated signaling plays a role in multiple ocular indications. We are also developing novel cannabinoid-based therapeutics through our own directed research efforts and through a number of license agreements with the University of Mississippi (“UM”). We continue to be a development and commercialization partner of UM working to bring UM’s proprietary cannabinoid molecules through the development process.
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

Our Product Candidates and Significant Contracts.
UM 5050 and UM 8930 License Agreements
In July 2018, we renewed our ocular licenses for UM 5050, a prodrug of THC, and UM 8930, an analog of CBD. In May 2019, the ocular licenses were replaced by “all fields of use” licenses for both UM 5050 and UM 8930 (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted us an exclusive, perpetual license, including, with the prior written consent of UM, the right to sublicense, the intellectual property related to UM 5050 and UM 8930 for all fields of use. All fields of use means that we may develop UM 5050 and UM 8930 to treat any disease through any form of delivery.

The exclusive license for THCVHS, a proprietary prodrug of THC, is expected to allow us to explore related uses for the active moiety of the prodrug, namely THC. Independent in vitro and in vivo studies have demonstrated the potential use of THC in a variety of potential indications based on the ability of the cannabinoid to act as an anti-inflammatory, anti-fibrotic, and/or inhibitor of neovascularization. The Company has generated data related to these effects using an ex vivo human tissue model of the eye. The prodrug approach employed in THCVHS is designed to enhance the pharmacokinetic and pharmacodynamics of the active part of the molecule, once introduced into the body through various routes of administration being considered by the development team.
The exclusive license of CBDVHS, an analog of CBD, is expected to permit us to expand research and development into organ systems outside of the ocular space. CBDVHS has demonstrated pharmacology different than CBD, while also exhibiting improved pharmacokinetics and bioavailability. As a result, CBDVHS will allow us to broaden our target diseases. Potential therapeutic areas for CBDVHS may include, the central nervous system, the gastrointestinal tract, the endocrine/metabolic system, reproductive system diseases, or as yet unrecognized opportunities. Moreover, the determination by the DEA that CBDVHS is not a controlled substance permits us to avoid additional regulatory scrutiny from the DEA throughout the development of the drug. We have developed strategic collaborations to identify and advance these applications.

UM 5070 License Agreement
In January 2017, we entered into a license agreement with UM pursuant to which UM granted us an exclusive, perpetual license, including the right to sublicense, the intellectual property related to a combination of cannabinoid molecules (i.e. "cannabinoid cocktail"), to research, develop and commercialize products for the treatment of infectious diseases. On November 9, 2021, we provided our notice of termination to UM to terminate the UM 5070 license agreement effective January 8, 2022.

Our Product Candidates

Cannabinoids are a class of chemically diverse compounds that are mainly found in extracts from the cannabis plant. The human body also produces cannabinoids, called endocannabinoids, to regulate a number of biological pathways. These compounds express their physiological response by binding to cannabinoid receptors (CB1 and CB2) and certain other receptors found throughout the human body. Some cannabinoids have been observed to exert multiple effects on the human body, including, but not limited to impacting the immune response, nervous system function and repair, gastrointestinal maintenance and motility, motor function in muscles, pancreatic functionality, tissue repair, blood sugar regulation, and integrity of function in the eye (including the optic nerve). Cannabis and specific cannabinoids have been studied widely and the results suggest that there is potential for these compounds to prevent, treat and/or alleviate symptoms of multiple diseases and disorders.
We are focused on the development of proprietary, synthetic cannabinoid-derived molecules that have been bioengineered to improve the solubility, bioavailability and pharmacology of natural cannabinoids, while also providing the Company with strong intellectual property protection. The following table summarizes certain information regarding our cannabinoid product candidates, along with a proprietary cannabinoid cocktail:

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
The manufacturing of THCVHS is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but we rely on regulatory-accepted excipients that can be sourced from countries outside the United States, such as China. In connection with the recent pandemic of COVID-19 there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacts to our volunteer and/or patient recruitment in Australia for clinical studies.

CBDVHS

We have initiated research activities to explore the utility of different formulations of CBDVHS, our proprietary CBD analog. Early studies of CBDVHS demonstrated analgesic, anti-inflammation, anti-fibrotic, anti-seizure properties, including the potential treatment and management of several eye diseases, such as uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy. Data we presented at the American Association of Pharmaceutical Scientists (“AAPS”) meeting held in November 2017, revealed that an ocular formulation of CBDVHS was able to penetrate multiple compartments of the eye, including reaching the retina and the optic nerve. Further testing will need to be conducted to further evaluate the possible utility of this compound as a therapeutic agent and we continue to advance our research studies related to CBDVHS to explore different therapeutic applications.

Cannabinoid Cocktail

Cannabinoid molecules have previously been shown through in vitro studies conducted by third parties to possess anti-infective activity against a variety of bacterial strains. We entered into a research agreement with UM to explore this area in 2015 and have tested a variety of cannabinoids in various strengths, combinations, and delivery systems against a variety of bacterial species found in community, healthcare, and institutional settings such as nursing homes, correctional facilities, and military quarters.

General Trends and Outlook

COVID-19 related

The COVID-19 pandemic has prompted governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of business, quarantines, and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have affected, and could in the future, materially impact the Company's business, results of operations, financial condition and stock price.

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

Our net losses for the three and nine months ended September 30, 2021 were $1,824,818 and $6,009,362, respectively, as compared to net losses of $1,296,696 and $5,058,592, respectively, for the three and nine months ended September 30, 2020. As of September 30, 2021, we had an accumulated deficit of $44,743,343 and negative cash flows from operations of $4,506,032. As of September 30, 2021, we had unrestricted cash of $11,089,624 as compared to $2,469,410 December 31, 2020.

On February 5, 2021, we increased our authorized shares of common and preferred stock to 5,000,000,000 and 50,000,000, respectively.
Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates and judgements as to the appropriate carrying values of our equity instruments, derivative liabilities, debt with embedded features and the valuation of our stock based compensation awards, which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements, convertible instruments, warrants issued in connection with financings, stock-based compensation expense, and earnings per share to be critical accounting policies that require the use of significant judgements and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and determined that there were no changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2021.

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

Three months ended September 30, 2021 and 2020

Research and Development Expenses

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

Below is a summary of our research and development expenses during the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Research and development expenses	$327,731	$346,217	$(18,486)	(5)%

Research and development expenses for the three months ended September 30, 2021 remained relatively consistent as compared to the three months ended September 30, 2020. During both periods research and development costs included manufacturing, employee related expenses, formulation and product costs and our use of consultants.

General and Administrative Expenses

General and administrative expenses consisted primarily of salaries, benefits, stock compensation expense, general legal, and patent related fees. Other significant expenses included investor relations, professional and consulting fees related to the Company’s fundraising efforts and regulatory filings.

Total general and administrative expenses for the three months ended September 30, 2021 and 2020, were as follows:

	Three Months Ended September 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
General and administrative expenses	$1,491,378	$1,192,003	$299,375	25%

General and administrative expenses for the three months ended September 30, 2021 increased as compared to the three months ended September 30, 2020. Within general and administrative expenses there were increases in investor and public relations expenses, an increase in stock compenstaion expense due to the modification of stock options, and payments to recruiters. These increases were offset by decreases in costs related to finance and accounting services, severance, consulting, insurance, and marketing.

Other Expense (Income)

Total other expense (income) for the three months ended September 30, 2021 and 2020, was as follows:

	Three Months Ended September 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Change in fair value of derivative liabilities	$(189,649)	$(424,138)	$234,489	(55)%
Interest expense	195,358	182,614	12,744	7%
Total other expense (income)	$5,709	$(241,524)	$247,233	(102)%

For the three months ended September 30, 2021, we had net other expense of $5,709 related to interest expense and a gain from the change in fair value of derivative liabilities. The primary reason for the increase in other expense was the decrease in the gain from the change in fair value of our derivative liabilities during the period. Gains from the change in fair value of our derivative liabilities are due primarily to decreases in our stock price and fluctuations in our volatility during each period. The increase in interest expense was due to a higher average outstanding principal balance on our Amended Credit Agreement for the period ended September 30, 2021, as compared to the period ended September 30, 2020.

For the three months ended September 30, 2020, we had other income of $241,524 related primarily to interest expense of $182,614 and a decrease in the fair value of our derivative liabilities of $424,138.

Nine months ended September 30, 2021 and 2020

Below is a summary of our research and development expenses during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Research and development expenses	$1,818,059	$1,574,357	$243,702	15%

Research and development expenses for the nine months ended September 30, 2021 increased as compared to the nine months ended September 30, 2020. The increase in research and development expenses was primarily due to increases in contract research and development activities and our use of specialized consultants. These increases were offset by reduced license fees due to the milestone payment related to the notice of patent allowance for CBDVHS, which was paid to UM in the prior period.

General and Administrative Expenses

Total general and administrative expenses for the nine months ended September 30, 2021 and 2020, were as follows:

	Nine Months Ended September 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
General and administrative expenses	$3,567,985	$3,395,729	$172,256	5%

General and administrative expenses for the nine months ended September 30, 2021 increased as compared to the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily due to increases in consulting, recruiting, stock compensation from the modification of option awards, and investor relations expenses. the increase was partially offset by lower legal and accounting fees incurred during the period.

Other Expense (Income)

Total other expense (income) for the nine months ended September 30, 2021 and 2020, was as follows:

	Nine Months Ended September 30,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Change in fair value of derivative liabilities	$169,349	$(433,688)	$603,037	(139)%
Interest expense	570,322	520,594	49,728	10%
Gain on forgiveness of PPP loan	(117,953)	—	(117,953)	100%
Total other expense (income)	$621,718	$86,906	$534,812	615%

For the nine months ended September 30, 2021, we had net other expense of $621,718 related to interest expense and a loss from the change in fair value of derivative liabilities. The primary reason for the increase in the loss on the change in fair value of our derivative liabilities was due to the increase in our stock price and volatility, for the period ended September 30, 2021 as compared to the period ended September 30, 2020. In addition, the Credit Agreement was amended in the prior period which resulted in the extinguishment of the compound derivative liability. The increase in interest expense was due to a higher average outstanding principal balance from non-convertible advances on the Credit Agreement for the period ended September 30, 2021, as compared to the period ended September 30, 2020. Other expenses during the period were offset by the gain on debt forgiveness realized from the PPP Loan.

For the nine months ended September 30, 2020, the Company had other expense of $86,906 related primarily to interest expense under the Credit Agreement, which was offset by a gain from the decrease in the fair value of our derivative liabilities.

Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our clinical trials, our research and development efforts, variations in the level of expenditures related to investor relations and seeking new sources of capital, debt service obligations during any given period, and the uncertainty as to the extent and magnitude of the impact from the COVID-19 pandemic. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results. In particular, to the extent our medical affairs personnel and clinical trial subjects are subject to varying levels of restriction on accessing clinical trial sites due to COVID-19, we expect our progress towards executing our clinical trials to be adversely affected.

Liquidity, Going Concern and Capital Resources

Liquidity and Going Concern

We have incurred operating losses and negative cash flows from operations since our inception. We expect to continue to incur significant losses through 2022 and expect to incur significant losses and negative cash flows from operations in the future. We anticipate that we will continue to incur net losses into the foreseeable future in order to advance and develop potential drug candidates into preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. We have funded our operations primarily through issuance of equity securities and borrowings from a related party.

On October 5, 2018, we secured a Credit Agreement with Sciences, that provided us with a credit facility of up to $20,000,000. On April 29, 2020, we entered into the first amendment to the Credit Agreement with Sciences, which amended and restated the Credit Agreement. On March 29, 2021, we entered the second amendment to the Amended Credit Agreement to defer interest payments until the earlier of maturity or prepayment of the principal balance. Effective September 15, 2021, the disbursement line under the credit facility was closed and the Amended Credit Agreement no longer serves as a potential source of liquidity to the Company. The outstanding principal advances of $2,464,500 under the Amended Credit Agreement bear interest at 7% per annum and mature on October 5, 2022.

On April 22, 2020, we received a principal amount of $116,700 from City National Bank under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. We used the proceeds of the PPP loan for the payment of payroll and rent for our office space. On May 20, 2021, the principal amount plus interest was forgiven in full and we recognized a gain of $117,953 for the nine months ended September 30, 2021.

On July 21, 2021, we entered into the July 2021 Inducement with certain institutional investors to exercise 21,166,667 existing warrants in exchange for the issuance of 21,166,667 new warrants with an exercise price of $0.15 per share. The existing warrants had an exercise price of $0.06 and we received gross proceeds of $1,270,000 from the exercise. Wainwright acted as the placement agent in the transaction and upon the issuance of the Inducement Warrants, we issued 1,481,667 placement agent warrants with an exercise price of $0.19 and paid $132,950 in fees to Wainwright.
On September 27, 2021, we entered into a Securities Purchase Agreement with certain institutional investors for the issuance and sale of securities, with Wainwright acting as the placement agent, pursuant to which we sold 58,111,112 shares of common stock and 19,666,667 pre-funded warrants, and issued 77,777,779 common stock warrants, in a registered direct public offering which closed on September 29, 2021. The common stock and pre-funded warrants were sold at a price per share of $0.09 and $0.0899, respectively, for gross aggregate proceeds of $6,998,034. The common stock warrants and pre-funded warrants have an exercise price of $0.09 and $0.0001, respectively. The common stock warrants have a term of five years, and the pre-funded warrants are exercisable until all the pre-funded warrants have been exercised in full

As of September 30, 2021, we had an accumulated deficit of $44,743,343, stockholders’ equity of $8,264,782 and working capital of $9,932,242. We had unrestricted cash of $11,089,624 as of September 30, 2021, as compared to $2,469,410 as of December 31, 2020. The net increase was primarily attributable to the exercise of 116,666,668 common stock warrants and 11,800,000 pre-funded warrants for cash proceeds of $6,999,999 and $11,800, respectively, net cash proceeds of $6,146,496 from the sale of our common stock, pre-funded warrants, and common stock warrants, as described above, offset by operating cash burn during the nine months ended September 30, 2021. Without additional funding, management believes that we will not have enough funds to meet our obligations and continue our pre-clinical and clinical studies beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions indicate it is probable that there is substantial doubt as to our ability to continue as a going concern, unless we are able to raise sufficient capital to continue our operations.

Our independent registered public accounting firm has issued a report on our audited consolidated financial statements as of and for the year ended December 31, 2020 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(4,506,032)	$(4,268,198)
Net cash used in investing activities	(36,828)	—
Net cash provided by financing activities	13,163,078	6,662,822

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

Cash used in operating activities of $4,506,032 during the nine months ended September 30, 2021, reflected a net loss of $6,009,362, partially offset by aggregate non-cash charges of $1,247,113 and included a $256,217 net change in our operating assets and liabilities. Non-cash charges included $747,252 for stock-based compensation expense, $439,053 non-cash interest expense from the amortization of the debt discount on the multi-draw credit facility – related party, a $169,349 loss from the increase in fair value of our warrant liability and a $117,953 gain from the forgiveness of the PPP Loan. The net change in our operating assets and liabilities included a $131,088 increase in our prepaid expense and other current assets, and a $489,932 increase in our accrued expense and other current liabilities.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures in relation to the purchase of property plant and equipment. During the nine months ended September 30, 2021, the Company purchased $36,828 in machinery and office equipment. During the nine months ended September 30, 2020, there were no cash flows from investing activities.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and debt financings.

During the nine months ended September 30, 2021, cash provided by financing activities included $7,011,799 in proceeds received in connection with the exercise of warrants, $6,146,496 in net proceeds from the issuance of common stock, pre-funded warrants and common stock warrants, and $4,783 received from employee stock option exercises.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 16, 2021 and September 29, 2021, we issued 600,000 and 150,000 shares of restricted common stock to a consultant for investor relations services. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

3.1(1)	Articles of Incorporation of Registrant, as amended
3.2(2)	Amended and Restated Bylaws of Registrant
4.1(3)	Form of Series A Warrant
4.2(3)	Form of Pre-Funded Warrant
4.3(3)	Form of Placement Agent Warrant
10.1(4)	Form of Letter Agreement
10.2(4)	Form of New Warrant
10.3(3)	Form of Securities Purchase Agreement
10.4(3)	Form of Lock-up Agreement
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________

(1)Included as exhibit to our Annual Report on Form 10-K filed on March 1, 2021.
(2)Included as exhibit to our Current Report on Form 8-K filed August 20, 2015.
(3)Included as exhibit to our Current Report on Form 8-K filed September 28, 2021.
(4)Included as exhibit to our Current Report on Form 8-K filed July 22, 2021.

(*)Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skye Bioscience, Inc., a Nevada corporation

November 10, 2021	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary, Chairman of the Board, and Director (Principal Executive Officer)

November 10, 2021	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)