Form 10-K
period 2021-12-31
Skye Bioscience, Inc.
filed 2022-03-28
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Registrant’s telephone number, including area code: (858) 410-0266
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $45,310,946 as of June 30, 2021, based upon the closing price of $0.16 per share of the registrant’s common stock on the OTCQB on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 24, 2022, there were 495,925,112 shares of the registrant’s common stock issued and outstanding.

PART I
As used in this report, unless otherwise indicated, the terms “we,” “us,” “our,” “Company” and “Skye Bioscience” refer to Skye Bioscience, Inc., a Nevada corporation formerly known as Emerald Bioscience, Inc., together with its wholly owned subsidiaries, Nemus, a California corporation, and SKYE Bioscience Pty Ltd ("SKYE Bioscience Australia"), an Australian proprietary limited company formerly known as EMBI Australia Pty Ltd.
Item 1. Business.
About Skye Bioscience, Inc.
We were incorporated in the State of Nevada on March 16, 2011. We are a preclinical pharmaceutical company focused on the discovery, development and commercialization of a novel class of cannabinoid derivatives to modulate the endocannabinoid system, which has been shown to play a vital role in overall human health and, notably, in multiple ocular indications. We are developing novel cannabinoid derivatives through our own directed research efforts and multiple license agreements.
Effective March 25, 2019, we changed our name from Nemus Bioscience, Inc. to Emerald Bioscience, Inc. and effective January 19, 2021, we changed our name to Skye Bioscience, Inc. Our common stock is quoted on the OTCQB, under the symbol "SKYE". Previously, it traded under the symbol "EMBI".
In August 2019, we formed a new subsidiary in Australia, SKYE Bioscience Australia, in order to qualify for the Australian government’s research and development tax credit for research and development dollars spent in Australia. The primary purpose of SKYE Bioscience Australia is to conduct clinical trials for our drug product candidates.

Our Product Candidates and Significant Contracts.

UM 5050 and UM 8930 License Agreements

In May 2019, we executed amended and restated license agreements with University of Mississippi ("UM") which expanded our use of UM 5050 and UM 8930 from ocular delivery only to "all fields of use" (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted us an exclusive perpetual license including, with the prior written consent of UM, the right to sublicense the intellectual property related to UM 5050 and UM 8930 for all fields of use. All fields of use means that we may develop UM 5050 and UM 8930 to treat any disease through any form of delivery under the License Agreements.

The exclusive license for SBI-100, a cannabinoid receptor type 1 ("CBR1") agonist, under UM 5050 is expected to allow us to explore related uses for the active moiety of SBI-100. Independent in vitro and in vivo studies have demonstrated the potential use of SBI-100 in a variety of potential indications based on the ability of CBR1 agonists to act as an anti-inflammatory, anti-fibrotic, and/or inhibitor of neovascularization. The Company has generated data related to these effects using an ex vivo human tissue model of the eye. SBI-100 is designed to enhance the pharmacokinetics and pharmacodynamics of the active part of the molecule once introduced into the body through various routes of administration being considered by the development team.

The exclusive license of SBI-200, a novel cannabinoid receptor ("CBR") modulator, under UM 8930, is expected to allow us to explore uses in ophthalmic disorders as well as expanded research and development into organ systems outside of ophthalmology. Potential therapeutic areas beyond ophthalmic indications for SBI-200 may include the central nervous system, the gastrointestinal tract, the endocrine/metabolic system, reproductive system diseases, or as yet unrecognized opportunities. We have developed strategic collaborations to identify and advance these applications.

SBI-100

Our lead compound, SBI-100, is initially being developed to treat glaucoma and ocular hypertension. SBI-100 has been designed to make the usually lipophilic cannabinoid more hydrophilic to allow for improved transport across the membranes of the eye. In 2013 and 2014, UM conducted studies of the formulation in the rabbit ocular model which showed that SBI-100 was able to penetrate all chambers of the eye. This could potentially broaden the proposed therapeutic indications of interest for SBI-100 to diseases of the eye that affect the retina and the optic nerve, such as macular degeneration or diabetic retinopathy. These studies also revealed that SBI-100 was able to achieve potentially therapeutic concentrations in the anterior compartment, vitreous humor, and posterior compartment of the normal rabbit eye, which is very similar to the human eye in anatomy and physiology.

Glaucoma is an ocular neuropathy associated with the initiation of programmed cell death, known as apoptosis, of the retinal ganglion cells ("RGCs") of the optic nerve, resulting in the progressive and irreversible loss of vision. Intraocular pressure ("IOP") has been identified as an important risk factor in the pathogenesis of this disease. Elevated IOP can lead to damage of RGC axons through vascular ischemia, by compromising blood flow to the cells, and physical crush injury as the elevated ocular pressure compresses these delicate cells. Cannabinoid receptors are highly concentrated in the eye, especially in the anterior compartment that helps regulate IOP, and the posterior compartment in the area of the retina and optic nerve. Stimulation of CBR1 has been previously shown to lower IOP in both animal and human studies.
In 2019, UM completed experiments showing that SBI-100 was statistically superior in lowering IOP compared to the prostaglandin-based therapy latanoprost, the current standard-of-care for treating glaucoma. Statistical significance was reached across multiple time points during a seven-day course of dosing using a validated rabbit normotensive ocular model and SBI-100 exerted pharmacologic activity consistent with once-daily to twice-daily dosing. Additional work was also completed to develop a proprietary nanoemulsion formulation. This intended clinical formulation was developed to optimize the amount of SBI-100 that can be delivered to the eye in a single drop while also improving the duration of activity. Importantly, this formulation can be sterilized by filtration without impacting the attributes of SBI-100. This SBI-100 ophthalmic emulsion formulation significantly reduced IOP compared to other commercially available ophthalmic solutions, and will be the final formulation used in future clinical trials of SBI-100.
Lastly, we evaluated the mechanism of action and IOP-lowering ability of the active moiety of SBI-100 when administered into an ex vivo model of a 3D-human trabecular meshwork using both healthy and glaucomatous-induced tissues. This study validated the mechanism of action of SBI-100 in lowering IOP, a defining disease process of hypertensive glaucoma. Moreover, biomarkers associated with inflammation and fibrosis in both normal tissue and tissues affected by glaucoma were significantly decreased, pointing to anti-inflammatory and anti-fibrotic activities that are often associated with cannabinoids in other disease-states. Data also revealed that biomarkers associated with neovascularization, a disease process of new blood vessel formation that can damage the retina in a variety of ocular diseases, was also inhibited by the active moiety, prompting further study for the utility of this drug in diseases of the retina.
The first-in-human Phase 1 trials are expected to be conducted in healthy volunteers in Australia (the “Clinical Trial”) to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of SBI-100. We are eligible under the AusIndustry research and development tax incentive program to obtain a cash incentive from the Australian Taxation Office. The tax incentive is available to us based on specific criteria with which we must comply and is based on our eligible research and development spend in Australia. The Company may be eligible for either a 43.5% refundable tax offset if it has aggregate turnover of less than $20 million per annum or a 38.5% non-refundable tax offset of eligible research and development expenditure up to $100 million if it has annual turnover of $20 million or more per annum. Prior to August 2020, we executed several agreements and the work underlying those agreements was subsequently delayed to the second quarter of 2022. Since August 2020, we have been focused on clinical enabling activities, notably:

•	formulation and manufacturing of drug product to supply our Phase 1 clinical trial;
•	initiating and completing good laboratory practice (“GLP”) toxicology studies to support our Phase 1 clinical trial;
•	initiating and completing validation of a pharmacokinetic assay for both animal and human samples to support our preclinical and clinical studies; and
•	engaging our vendors and contractors to support the finalization of study-related materials for our Phase 1 study, including the finalization of the clinical study protocol and investigator's brochure.
The manufacturing of SBI-100 ophthalmic emulsion is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but we rely on compendial excipients that can be sourced from countries outside the United States, such as China. Due to the continuing effects of the COVID-19 pandemic, there could possibly be a negative impact on our ability to source materials that are part of the eye drop formulation, as well as negative impacts to our volunteer and/or patient recruitment in Australia for clinical studies.
Subsequent to the initiation of the Phase 1 study, we intend to file an investigational new drug ("IND") application with the United States Food and Drug Administration ("FDA") to study SBI-100 ophthalmic emulsion in a Phase 2 randomized, controlled, double-masked clinical trial in patients with glaucoma or ocular hypertension to obtain additional data to determine whether the topical delivery of SBI-100 ophthalmic emulsion is safe and well-tolerated, and whether the IOP is markedly different between SBI-100 and placebo. Design of the Phase 2 clinical trial will be dependent upon the advice of our clinical advisory board, the FDA and other regulatory bodies.

SBI-200

We have initiated research activities to explore the utility of different formulations of SBI-200. Early studies of SBI-200 demonstrated analgesic, anti-inflammation, anti-fibrotic and anti-seizure properties, including the potential treatment and management of several eye diseases, such as uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy. Data we presented at the American Association of Pharmaceutical Scientists ("AAPS") meeting held in November 2017 revealed that an ocular formulation of SBI-200 was able to penetrate multiple compartments of the eye, including reaching the retina and the optic nerve. Further testing will need to be conducted to further evaluate the possible utility of this compound as a therapeutic agent and we continue to advance our research studies related to SBI-200 to explore different therapeutic applications.

Cannabinoid Pharmaceutical Innovation Program (CPIP)
We are focused on the development of proprietary, synthetic cannabinoid derivatives that have been designed to improve the solubility, bioavailability and pharmacology of cannabinoids, while also providing the Company with strong intellectual property protection. At the end of 2021, we announced that the Company would establish the Cannabinoid Pharmaceutical Innovation Program, or CPIP, that will focus on targeting important signaling pathways in the endocannabinoid system ("ECS") to realize the therapeutic potential of cannabinoids.
The CPIP reflects the Company’s continued commitment to expand its leadership in cannabinoid-based science and cutting-edge research that can be commercialized through new and existing technologies. It leverages R&D initiatives with key opinion leaders with specialized research centers in the US and internationally, such as the UM, University of Cordoba and University of Eastern Piedmont. As a first step in building the CPIP in October 2021, we announced the establishment of a new Exclusive Sponsored Research Agreement ("ESRA") with VivaCell Biotechnology España, S.L.U ("VivaCell" formerly known as Emerald Health Biotechnology España, S.L.U), focused on developing and characterizing novel molecules that can affect the ECS for therapeutic benefit. This agreement deepens the commitment of Drs. Munoz and Appendino, who will be the principal investigators and continue to lead our scientific advisory board. Under the terms of the ESRA the Company will approve and fund designated projects and have exclusive rights to all data and products, and any intellectual property resulting from this research collaboration will be owned by the Company. Vivacell will receive a single digit royalty on all licensing revenue or other consideration paid to the Company by a third-party licensee, assignee or purchaser related to any product commercialized as part of designated projects. Through the CPIP the Company intends to expand its relationships with other investigators and institutions who are leaders in the field of cannabinoid research.
Our Competitive Strengths
We are developing novel, proprietary cannabinoid derivatives that have the potential to treat ophthalmic disorders and other disease with unmet needs. Our lead product candidate, SBI-100, is being developed for the treatment of glaucoma and ocular hypertension. Currently, most approved drugs for glaucoma target similar molecular receptors, and have similar mechanisms of action, and as a result there is a significant unmet medical need to develop new drugs that target different receptors using novel mechanisms of action. SBI-100 has the potential to meet these needs. The eye is rich in cannabinoid receptors, including CBR1, which is the main target for SBI-100. Our studies, along with multiple studies from other institutions, have demonstrated that activation of CBR1 can not only result in reduction of IOP in the eye, but also have anti-inflammatory, anti-fibrotic and anti-neovascular effects. As a novel agent for the potential treatment of glaucoma and ocular hypertension, SBI-100 represents a new treatment opportunity for physicians and patients and we are leading the field in this area of research.
With the implementation of the CPIP, we intend to leverage the potential success of SBI-100 to discover and develop additional novel cannabinoid derivatives capable of targeting multiple cannabinoid receptors in the eye for the treatment of ocular diseases. Combined with the experience of our management team, scientific and clinical advisors, this provides significant strategic advantage in the marketplace over our competitors.
Our Business Strategy
Our goal is to become a premier developer of synthetic cannabinoid derivatives for global markets to treat significant unmet medical needs. Our current operating strategy includes:
•selection and licensing of potential clinical targets based on internal and external published data, access to appropriate cannabinoids, and the impact of both developmental and market conditions;
•prioritization of product candidates based on the potential clinical utility and market for associated target indications;
•development and execution of an intellectual property strategy;

•clinical development and advancement of our current product pipeline;
•outsourcing services, such as use of clinical research organizations ("CROs") and contract manufacturers for the active pharmaceutical ingredient, where possible and cost effective;
•obtaining regulatory direction and approval from the FDA, European Medicines Agency ("EMA"), and other regulatory agencies for our product candidates;
•discovery, research and development of additional cannabinoid-based drugs for future product candidates; and
•partnering, out-licensing, or selling our product candidates to pharmaceutical companies to maximize profits and to bring our state-of-the-art therapeutics to patients in need.
Sales and Marketing
We have not established a sales, marketing or product distribution infrastructure because our lead product candidates are still in research, discovery or preclinical development stages. We are evaluating what we believe to be the optimal commercialization path for the Company, the respective product candidates, and patients. Commercialization paths may include licensing, selling, or partnering with other commercial partners. We will continue to proactively evaluate the best path to commercialization on an ongoing basis.
Manufacturing
We do not own or operate, and currently have no plans to establish, any manufacturing facilities for final manufacture. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize.
For all of our future product candidates, we aim to identify and qualify manufacturers to provide the active pharmaceutical ingredient ("API") and fill-and-finish services prior to submission of a New Drug Application ("NDA") to the FDA. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.
Intellectual Property
The success of most of our product candidates will depend in large part on our ability to:
•obtain and maintain patent and other legal protections for the proprietary technology, inventions and improvements we consider important to our business;
•prosecute our patent applications and defend any issued patents we obtain;
•preserve the confidentiality of our trade secrets; and
•operate without infringing the patents and proprietary rights of third parties.
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
As of the date of this Annual Report, we have licensed two inventions from UM which include U.S. patents as well as a number of foreign counterparts, including the European Union, Japan, Canada and Australia. The patents that we license cover composition of matter and preparation of SBI-100 and other cannabinoid receptor modulators, and their methods of use. The expiration date of the US patent for SBI-100 is expected to expire in 2029. Additionally, in July 2020 the United States Patent and Trademark Office granted a patent for SBI-200. The expiration date of the US patent for SBI-200 is January 2037. Under our license agreements, UM retains ownership over the licensed patents and control over the maintenance and prosecution of the licensed patents and patent applications.

We also rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We seek to protect our proprietary information in part using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party.
Competition
Our industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face potential competition from many different sources, such as pharmaceutical companies, including generic drug companies, biotechnology companies, drug delivery companies, and academic and research institutions. Many of our potential competitors may have substantially greater financial, scientific, technical, intellectual property, regulatory and human resources than we do, and greater experience than we do commercializing products and developing product candidates, including obtaining FDA and other regulatory approvals for product candidates. Consequently, our competitors may develop products for indications we pursue that are more effective, better tolerated, more widely prescribed or accepted, more useful and less costly, and they may also be more successful in manufacturing and marketing their products. We also face competition from third parties in recruiting and retaining qualified personnel, establishing clinical trial sites and enrolling patients for clinical trials, and in identifying and acquiring or in-licensing new products and product candidates.
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
Regulation of Controlled Substances
DEA Regulation
Certain cannabinoids are regulated as “controlled substances” as defined in the Controlled Substances Act (the “CSA”), which establishes registration, security, recordkeeping, reporting, storage, distribution and other requirements administered by the DEA. The DEA is concerned with the control of handlers of controlled substances (and with the equipment and raw materials used in their manufacture and packaging) of controlled substances in order to prevent loss and diversion into illicit channels of commerce.
The DEA regulates controlled substances as Schedule I, II, III, IV or V substances. Schedule I substances by definition have no established medicinal use and may not be marketed or sold in the United States. A pharmaceutical product may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest risk of abuse and Schedule V substances the lowest relative risk of abuse among such substances. Certain cannabinoids are listed by the DEA as Schedule I controlled substances under the CSA. Consequently, their manufacture, shipment, storage, sale and use are subject to a high degree of regulation. Annual registration is required for any facility that manufactures, distributes, dispenses, imports or exports any controlled substance. The registration is specific to the particular location, activity and controlled substance schedule. For example, separate registrations are needed for import and manufacturing, and each registration will specify which schedules of controlled substances are authorized.
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
The DEA has conducted a scientific review of the chemical structure of SBI-200 and determined that SBI-200 is not a regulated chemical nor controlled substance under the CSA. This decision by the DEA should help the Company expand the network of clinical testing sites, permit a greater cross-section of patients to participate in studies of this drug, as well as speed the initiation of clinical trials for SBI-200. SBI-100 remains a Schedule I controlled substance, pending a request to re-schedule SBI-100 after marketing authorization by the FDA.
U.S. Food and Drug Administration
In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The FDA regulates drugs under the Food, Drug and Cosmetic Act ("FDCA") and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject us to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.
The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with GLP regulations;
•submission of an Investigational New Drug application ("IND") to the FDA , which must be authorized as open before human clinical trials may begin;
•approval and oversight of each study by an institutional review board ("IRB") before each clinical site may initiate the trial(s);
•performance of adequate and well-controlled clinical trials in accordance with good clinical practice ("GCP") requirements to establish the safety and efficacy of the proposed drug for each indication;
•submission of an NDA to the FDA;
•satisfactory development and completion of a FDA pre-approval inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•FDA review and approval of the NDA.
Preclinical Studies
Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some nonclinical testing may continue even after the IND is submitted. An IND generally becomes effective 30 days after receipt by the FDA unless, before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA work to resolve any outstanding concerns before the hold can be lifted and the clinical trial can begin. As a result, submission of an IND does not always result in the FDA allowing clinical trials to commence.

Clinical Trials
Clinical trials involve the administration of the investigational new drug candidate to humans under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects/patients provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the NIH for public dissemination on their www.clinicaltrials.gov website.
Before marketing authorization, human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:
•Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.
Reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk or due to a business decision. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
Marketing Approval
Assuming successful completion of the required clinical testing, the results of the nonclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act ("PDUFA") guidelines that are currently in effect, the FDA has a goal of reviewing and responding to a submission within ten months from the date of “filing” of a standard NDA for a new molecular entity. This review typically takes at least twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. However, if issues arise during the review, the FDA may request additional information and the review period may be extended to permit the applicant to provide and the FDA to review that information, which may significantly extend this time period.
In addition, under the Pediatric Research Equity Act of 2003 ("PREA"), as amended and reauthorized, certain NDAs or supplements to an NDA must contain data that is adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements.
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
The FDA may refer an application for a novel drug and/or first-in-class product to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
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
The testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from nonclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.
After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met to secure final approval of the NDA and may require additional clinical or nonclinical testing in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. For some products, such as our product candidates, an additional step of DEA review and scheduling is required.
Post-Approval Requirements
Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion, and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.
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
Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act ("PDMA"), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.
Exclusivity and Approval of Competing Products
Hatch Waxman Act
Section 505 of the FDCA describes three types of marketing applications that may be submitted to the FDA to request marketing authorization for a new drug. A Section 505(b)(1) NDA is an application that contains full reports of investigations of safety and efficacy. A 505(b)(2) NDA is an application that contains full reports of investigations of safety and efficacy but where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. This regulatory pathway enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy for an existing product, or published literature, in support of its application. Section 505(j) establishes an abbreviated approval process for a generic version of approved drug products through the submission of an Abbreviated New Drug Application ("ANDA"). An ANDA provides for marketing of a generic drug product that has the same active ingredients, dosage form, strength, route of administration, labeling, performance characteristics and intended use, among other things, to a previously approved product. ANDAs are termed “abbreviated” because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and efficacy. Instead, generic applicants must scientifically demonstrate that their product is bioequivalent to, or performs in the same manner as, the innovator drug through in vitro, in vivo, or other testing. The generic version must deliver the same amount of active ingredients into a subject’s bloodstream in the same amount of time as the innovator drug and can often be substituted by pharmacists under prescriptions written for the reference listed drug.
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

The ANDA or 505(b)(2) NDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:
•the required patent information has not been filed;
•the listed patent has expired;
•the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•the listed patent is invalid, unenforceable or will not be infringed by the new product.
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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act ("HITECH") and its implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.
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

Additional Regulation
We are a reporting company with the Securities and Exchange Commission (the "SEC"), and, therefore, subject to the information and reporting requirements of the Exchange Act of 1934, as amended (the "Exchange Act") and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). In addition, our financial reporting is subject to United States Generally Accepted Accounting Principles ("GAAP"), and GAAP is subject to change over time.
We are also subject to federal, state and local laws and regulations applied to businesses generally. We believe that we are in conformity with all applicable laws in all relevant jurisdictions.
Employees
As of the date of this Annual Report, we have a total of nine full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.
We anticipate that we will need to hire additional employees or independent contractors for our continued development efforts. We also intend to utilize independent contractors and outsourced services, such as CROs, and third party manufacturers, where possible and appropriate.
Website
Our Internet website, which is located at http://www.skyebioscience.com, describes our company and our management and provides information about our technology and products. Information contained on our website is not incorporated by reference into, and should not be considered a part of, this Annual Report.
FORWARD-LOOKING STATEMENTS
Statements in this Annual Report on Form 10-K contain forward-looking statements that are based on management’s current expectations and assumptions and information currently available to management and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially and negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section below titled “Risk Factors,” including, without limitation, risks relating to:
•the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates;
•the early stage of our product candidates presently under development;
•our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;
•our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;
•our ability to retain or hire key scientific or management personnel;
•our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;
•our dependence on University of Mississippi, third party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators;
•our ability to develop successful sales and marketing capabilities in the future as needed;
•the size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;

•competition in our industry;
•the duration and impact of the novel coronavirus ("COVID-19") pandemic, or responses to the pandemic on our business, clinical trials or personnel; and
•regulatory developments in the United States and foreign countries.
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
Item 1A. Risk Factors.
Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this Annual Report on Form 10-K before deciding whether to purchase our common stock. Our business, financial condition or results of operations could be materially and adversely affected by these risks if any of them actually occur. Our common stock is quoted on the OTCQB under the symbol “SKYE.” This market is extremely limited, and the prices quoted are not a reliable indication of the value of our common stock. As of the date of this Annual Report, our shares of common stock are thinly traded. The trading price for our common stock could decline due to any of these risks, and an investor may lose all or part of his or her investment. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us. We have organized the description of these risks into groupings in an effort to enhance readability, but many of the risks interrelate or could be grouped or ordered in other ways, so no special significant should be attributed to the groupings or order below.
Risk Factor Summary
Risks Related to our Business and Capital Requirements
•We currently have no product revenues and no products approved for marketing and need substantial additional funding to continue our operations.
•UM is a joint owner of the intellectual property for SBI-100 and SBI-200.
•Breach of any of the license agreements with UM could result in the loss of such license rights that are important to our business and our operations could be materially harmed.
•We are heavily dependent on the success of our early-stage product candidates, which will require significant additional efforts to develop and may prove not to be viable for commercialization.
•Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Risks Related To Controlled Substances
•The product candidates we are developing will be subject to U.S. controlled substance laws and regulations, and failure to comply with or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, and our financial condition.
•Research restrictions, product shipment delays or prohibitions could have a material adverse effect on our business, results of operations and financial condition.
•Our ability to research, develop and commercialize our drug product candidates is dependent on our ability to obtain and maintain the necessary controlled substance registrations from the DEA.

Risks Related to Government Regulation
•We may not be able to file Investigational New Drug applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed in a timely manner, or at all.
•Nonclinical and clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
•If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•Our development and commercialization strategy for SBI-100, may depend, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of dronabinol, based on data not developed by us, but upon which the FDA may rely in reviewing our NDA.
•We rely on, and expect to continue relying on, third party contract manufacturing organizations to manufacture and supply product candidates for us, as well as certain raw materials used in the production thereof. If one of our suppliers or manufacturers fails to perform adequately, we may be required to incur significant delays and costs to find new suppliers or manufacturers.

Risks Related to our Common Stock
•Our stock price may be volatile, which may result in losses to our stockholders.
•We will need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.
•The issuance of shares upon exercise of outstanding warrants, convertible debt and options may cause immediate and substantial dilution to our existing stockholders.

Risks Related to our Business and Capital Requirements
We currently have no product revenues and no products approved for marketing and need substantial additional funding to continue our operations.
We expect to need substantial additional funding to pursue the clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval. We need to bring in additional capital in the near term and expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs. As noted in our audited financial statements for the years ended December 31, 2021 and 2020, the uncertainties surrounding our ability to fund our operations raise substantial doubt about our ability to continue as a going concern.
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
Our historical financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our audited financial statements for the years ended December 31, 2021 and 2020 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, generate revenue. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, if adequate funds are not available to us when we need it, we will be required to curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in us.
UM is a joint owner of the intellectual property for SBI-100 and SBI-200.
Intellectual property rights (including any patents and non-manufacturing related know-how) that are conceived by both UM and us during the course of development for both SBI-100 and SBI-200 are to be jointly owned by UM and us, and we may need to seek UM’s consent to pursue, use, license and/or enforce some of these intellectual property rights in the future. An unexpected deterioration in our relationship with UM may have a material adverse effect on our business, reputation, results of operations and financial condition.
Breach of any of the license agreements with UM could result in the loss of such license rights that are important to our business and our operations could be materially harmed.

We license from UM the use, development and commercialization rights for our product candidates. As a result, our current business plans are dependent upon our maintenance of the license agreements and the rights we license under them. If we breach the terms of our license agreements with UM, or any future license agreement on which our business or product candidates are dependent, UM or other licensors may have the right to terminate the applicable agreement in whole or in part and thereby limit or terminate our rights to the licensed technology and intellectual property and/or any rights we have acquired to develop and commercialize certain product candidates or cause us to have to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology. Moreover, disputes may arise regarding intellectual property subject to a license agreement such as our license agreement with UM, including: (i) the scope of the rights granted under the license agreement and other interpretation related issues, (ii) the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement, (iii) our diligence obligations under the license agreement and what activities satisfy those diligence obligations. The loss of the rights licensed to us under our license agreements with UM, or any future license agreement that we may enter granting rights on which our business or product candidates are dependent, would harm, or even eliminate, our ability to further develop the applicable product candidates and would materially harm our business, prospects, financial condition and results of operations.
We are heavily dependent on the success of our early-stage product candidates, which will require significant additional efforts to develop and may prove not to be viable for commercialization.
We have no products approved for sale and all of our product candidates are in preclinical development, including the development of cannabinoid-based formulations. Further preclinical testing is ongoing and if successful, will be part of a regulatory filing to satisfy Australian regulatory authorities and human research ethics committees ("HREC") requirements that need to be met in order for the candidate compounds and routes of administration to enter testing in humans in Australia. Our business depends entirely on the successful development, clinical testing, and commercialization of these and any other product candidates we may seek to develop in the future, which may never occur. The success of our product candidates will depend on several factors, which we may not be able to successfully complete, such as:
•receipt of necessary controlled substance registrations from the DEA;
•successful completion of nonclinical studies and clinical trials;
•receipt of marketing approvals from the FDA and other applicable regulatory authorities;
•obtaining, maintaining and protecting our intellectual property portfolio;

•identifying, making arrangements and ensuring necessary registrations with third party manufacturers, or establishing commercial manufacturing capabilities for applicable product candidates;
•launching commercial sales of the products, if and when approved;
•acceptance of our products, if and when approved, by patients, the medical community and third party payors;
•obtaining and maintaining healthcare coverage and adequate reimbursement of our products; and
•maintaining a continued acceptable safety profile of our products following approval.
If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.
We expect to conduct clinical trials for certain of our product candidates at sites outside the United States, and this could have impact on how we conduct our clinical trials.
The conduct of clinical trials outside the United States could have a significant impact on us. Risks inherent in conducting international clinical trials include:
•administrative burdens of conducting clinical trials under multiple foreign regulatory schema;
•foreign currency fluctuations which could negatively impact our financial condition since certain payments are paid in local currencies;
•manufacturing, customs, shipment and storage requirements;
•cultural differences in medical practice and clinical research; and
•diminished protection of intellectual property in some countries.

We conduct certain research and development operations through our Australian wholly owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations could suffer.

In August 2019, we formed a wholly owned Australian subsidiary, SKYE Bioscience Australia, to conduct various clinical activities for our product candidates in Australia. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop and commercialize our lead product candidate in Australia, including conducting clinical trials. Furthermore, we have no assurance that the results of any clinical trials that we conduct for our product candidates in Australia will be accepted by the FDA or foreign regulatory authorities for development and commercialization approvals. In addition, current Australian tax regulations provide for a refundable R&D tax credit equal to 43.5% of qualified expenditures. If our subsidiary loses its ability to operate in Australia, or if we are ineligible or unable to receive the R&D tax credit, or the Australian government significantly reduces or eliminates the tax incentive program, our business and results of operation may be adversely affected.

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

Current global financial conditions and recent market events have been characterized by increased volatility, inflation and the resulting tightening of the credit and capital markets has reduced the amount of available liquidity and overall economic activity. We cannot guaranty that debt or equity financing, and the ability to borrow funds or cash generated by operations will be available or sufficient to meet or satisfy our initiatives, objectives, or requirements. Our inability to access sufficient amounts of capital on terms acceptable to us for our operations will negatively impact our business, prospects, liquidity and financial condition.

If we are not able to attract and retain highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. Our success depends in large measure on our key personnel, including Mr. Punit Dhillon, our Chief Executive Officer, Ms. Kaitlyn Arsenault, our Chief Financial Officer and Mr. Tu Diep, our Chief Development Officer. The loss of the services of Mr. Dhillon, Ms. Arsenault or Mr. Diep could significantly hinder our operations. We do not currently have key person insurance in effect for Mr. Dhillon, Ms. Arsenault or Mr. Diep. In addition, the competition for qualified personnel in the pharmaceutical industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business. We also rely on, and have relied on in the past, consultants and advisors to assist us in formulating our strategy. Our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

Our success depends on our ability to protect our intellectual property and our proprietary technologies.

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending applications, or other intellectual property rights, from third parties.

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology and/or its use. There can be no assurance that any of our future patent applications or the patent applications of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties.

Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our and our licensors proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. These uncertainties and/or limitations in our ability to properly protect the intellectual property rights relating to our product candidates could have a material adverse effect on our financial condition and results of operations.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents.
The patent prosecution process is also expensive and time-consuming, and we and our licensors, such as UM, may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we or our licensors will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, contract research organizations, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

If we are unable to prevent disclosure of our trade secrets or other confidential information to third parties, our competitive position may be impaired.

We also may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Our ability to stop third parties from obtaining the information or know-how necessary to make, use, sell, offer to sell or import our products or practice our technology is dependent in part upon the extent to which we prevent disclosure of the trade secrets that cover these activities. Trade secret rights can be lost through disclosure to third parties. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, contractors, outside scientific collaborators and other advisors may unintentionally or willfully disclose our trade secrets to third parties, resulting in loss of trade secret protection. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how, which would not constitute a violation of our trade secret rights. Enforcing a claim that a third party is engaged in the unlawful use of our trade secrets is expensive, difficult and time consuming, and the outcome is unpredictable. In addition, recognition of rights in trade secrets and a willingness to enforce trade secrets differs in certain jurisdictions.
Our operating activities may be restricted as a result of covenants related to the outstanding indebtedness under our Credit Agreement.
We could default on the payment of our indebtedness under our Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) entered into with Emerald Health Sciences, Inc. ("Sciences"), a related party, when it comes due which may result in acceleration of all amounts outstanding under our Amended Credit Agreement. Additionally, our Amended Credit Agreement restricts, among other things, our ability to incur debt and requires us to comply with certain covenants. We may not be able to comply with these restrictions and covenants in the future, which could result in an event of default under our Amended Credit Agreement and result in the acceleration of the maturity of the indebtedness under the Amended Credit Agreement. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay such indebtedness at the time any such event of default occurs. In that case, we may be required to delay, limit, reduce or terminate our product candidate development or commercialization efforts or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
We engage in transactions with related parties which present possible conflicts of interest that could have an adverse effect on us.
We have entered, and may continue to enter, into transactions with Sciences and its affiliates and other related parties for financing, corporate, business development and operational services. Such transactions may not have been entered into on an arm’s-length basis, and we may have achieved more or less favorable terms because such transactions were entered into with our related parties. We rely, and will continue to rely, on our related parties to maintain these services. If the pricing for these services changes, or if our related parties cease to provide these services, including by terminating agreements with us, we may be unable to obtain replacements for these services on the same terms without disruption to our business. This could have a material effect on our business, results of operations and financial condition. The details of certain of these transactions are set forth in “Certain Relationships and Related Party Transactions.” Related party transactions create the possibility of conflicts of interest with regard to our management, we may enter into contracts between us, on the one hand, and related parties, on the other, that may not result in arm’s-length transactions, including that:
•our executive officers and directors that hold positions of responsibility with related parties may be aware of certain business opportunities that are appropriate for presentation to us as well as to such other related parties and may present such business opportunities to such other parties; and
•our executive officers and directors that hold positions of responsibility with related parties may have significant duties with, and spend significant time serving, other entities and may have conflicts of interest in allocating time.

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
We have experienced, and may in the future experience, delays to our SBI-100 clinical trial because of the COVID-19 pandemic and unpredictable business disruptions could seriously harm our future revenues and financial condition, increase our costs and expenses, and impact our ability to raise capital.
Our operations could be subject to unpredictable events, such as earthquakes, power shortages, telecommunications failures, water shortages, medical epidemics such as the COVID-19 outbreak and other natural or man made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. Notably, we rely on third party manufacturers to produce our product candidates, and such third party manufacturers ability to manufacture our products could be negatively affected by such events. Due to the continuing effects of the COVID-19 pandemic, there have been, and there could possibly be in the future, a negative impact on our ability to source materials that are part of the eye drop formulation, as well as negative impacts to our volunteer and/or patient recruitment in Australia for clinical studies. Therefore, we have shifted our first-in-human studies of the lead drug candidate, SBI-100, from the third quarter of 2021 to the second quarter of 2022. COVID-19 could also potentially affect the operations of other health or regulatory authorities, such as the DEA, which could result in delays in meeting or approvals from such authorities. Additionally, COVID-19 has caused significant disruptions to the global financial markets which could impact our ability to raise additional capital. The extent to which the COVID-19 outbreak impacts our future business and operations will depend on developments that are highly uncertain and cannot be predicted. As a result, there can be no assurance as to the manner and extent to which the COVID-19 outbreak (or other large-scale disruption) could continue to impact our operations, results and financial condition.
Due to our limited resources, we may be forced to focus on a limited number of development candidates which may force us to pass on opportunities that could have a greater chance of clinical success.

Due to our limited resources and capabilities, we will have to decide to focus on developing a limited number of product candidates. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial product candidates or profitable market opportunities. Our spending on research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Our business and operations would be adversely affected in the event that our computer systems or those of our partners, contract research organizations, contractors, consultants or other third parties we work with were to suffer system failures, cyber-attacks, loss of data or other security incidents.

Despite the implementation of security measures, our computer systems, as well as those of our partners, contract research organizations, contractors, consultants, law and accounting firms and other third parties we work with, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, ransomware attacks, denial-of-service attacks, cybercriminals, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on our partners and third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, have increased significantly and are becoming increasingly difficult to detect. If a failure, accident or security breach were to occur and cause interruptions in our operations, or the operations of our partners or third-party providers, it could result in a misappropriation of confidential information, including our intellectual property or financial information or clinical trial participant personal data, a material disruption or delay in our drug development programs, and/or significant monetary losses. For example, the loss of preclinical or clinical trial data from completed, ongoing or planned trials, or chemistry, manufacturing and controls data for our product candidates, could result in delays in regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Any such breach, loss or compromise of clinical trial participant personal data may also subject us to civil fines and penalties under the privacy laws of the European Union or other countries as well as state and federal privacy laws in the United States.

If we fail to enter and maintain successful collaborative arrangements or strategic alliances for our product candidates, we may have to reduce or delay our product candidate development or increase our expenditures.

An important element of our strategy for developing, manufacturing and commercializing our product candidates is entering into collaborative arrangements or strategic alliances with pharmaceutical companies, research institutions or other industry participants to advance our programs and enable us to maintain our financial and operational capacity. We face significant competition in seeking appropriate alliances. We may not be able to negotiate alliances on acceptable terms, if at all. In addition, these alliances may be unsuccessful. If we fail to create and maintain suitable alliances, we may have to limit the size or scope of, or delay, one or more of our research or development programs.

In addition, these kinds of collaborative arrangements and strategic alliances may place certain aspects of the development of our product candidates outside of our control, may require us to relinquish important rights or may otherwise be on terms unfavorable to us.

Dependence on collaborative arrangements or strategic alliances will subject us to several risks, including the risks that:
•we may not be able to control the amount and timing of resources that our collaborators may devote to the product candidates;
•our collaborators may experience financial difficulties;
•we may be required to relinquish important rights such as marketing and distribution rights;
•business combinations or significant changes in a collaborator’s business strategy may also adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;
•a collaborator could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and
•collaborative arrangements are often terminated or allowed to expire, which would delay development and may increase the cost of developing our product candidates.
Risks Related to Controlled Substances
The product candidates we are developing will be subject to U.S. controlled substance laws and regulations, and failure to comply with or the cost of compliance with these laws and regulations, may adversely affect the results of our business operations, and our financial condition.
The product candidates we plan to develop will contain controlled substances as defined in the CSA. Controlled substances that are pharmaceutical products are subject to a high degree of regulation under the CSA, which establishes, among other things, certain registration, manufacturing quotas, security, recordkeeping, reporting, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V substances. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the United States, lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the United States. Pharmaceutical products approved for use in the United States may be listed as Schedule II, III, IV or V. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, security requirements and criteria for importation. In addition, dispensing of Schedule II drugs is further restricted. While certain cannabinoids may be classified as Schedule I controlled substances, products approved for medical use in the United States that contain certain cannabinoids must be placed on Schedules II-V, since approval by the FDA satisfies the “accepted medical use” requirement.
If approved by the FDA, we expect the finished dosage forms of our cannabinoid derivative product candidates to be listed by the DEA as a Schedule II or III controlled substance. Consequently, their manufacture, importation, exportation, domestic distribution, storage, sale and legitimate use will be subject to a significant degree of regulation by the DEA. In addition, the scheduling process may take one or more years, thereby delaying the launch of the drug product in the United States. Furthermore, if the FDA, DEA, or any foreign regulatory authority determines that any of our drug product candidates may have potential for abuse, it may require us to generate more clinical or other data than we currently anticipate establishing whether or to what extent the substance has an abuse potential, which could increase the cost and/or delay the launch of the drug product.

Facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing controlled substances must be registered (licensed) to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. All these facilities must renew their registrations annually, except dispensing facilities, which must renew every three years. The DEA conducts periodic inspections of certain registered establishments that handle controlled substances. Obtaining the necessary registrations may result in delay of the manufacturing, development, or distribution of our product candidates. Furthermore, failure to maintain compliance with the CSA, particularly non-compliance resulting in loss or diversion, can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings. Individual states have also established controlled substance laws and regulations. While some states automatically schedule a drug based on federal action, other states schedule drugs through rule making or a legislative action. State scheduling may delay commercial sale of any product for which we obtain federal regulatory approval and adverse scheduling could have a material adverse effect on the commercial attractiveness of such product. We or our partners or clinical sites must also obtain separate state registrations, permits or licenses in order to be able to obtain, handle, and distribute controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.
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
Research restrictions, product shipment delays or prohibitions could have a material adverse effect on our business, results of operations and financial condition.

Research on and the shipment, import and export of our product candidates and the active pharmaceutical ingredient ("API") used in our product candidates will require research permits, import and export licenses by many different authorities. For instance, in the United States, the FDA, U.S. Customs and Border Protection, and the DEA; in Canada, the Canada Border Services Agency, and HC; in Europe, the EMA and the European Commission; in Australia and New Zealand, the Australian Customs and Border Protection Service, the Therapeutic Goods Administration, the New Zealand Medicines and Medical Device Safety Authority and the New Zealand Customs Service; and in other countries, similar regulatory authorities, regulate the research on and import and export of pharmaceutical products that contain controlled substances. Specifically, the import and export process requires the issuance of import and export licenses by the relevant controlled substance authority in both the importing and exporting country. We may not be granted, or if granted, maintain, such licenses from the authorities in certain countries. Even if we obtain the relevant licenses, shipments of API and our product candidates may be held up in transit, which could cause significant delays and may lead to product batches being stored outside required temperature ranges. Inappropriate storage may damage the product shipment resulting in delays in clinical trials. Once shipment is complete, we or the research contractors we are working with may also suffer further delays or restrictions as a result of regulations governing research on controlled substances. A delay in a clinical trial or, upon commercialization, a partial or total loss of revenue from one or more shipments of API or our product candidates could have a material adverse effect on our business, results of operations and financial condition. The aforementioned examples and lists of various authorities that may currently, or in the future, affect our ability to conduct research on or import or export our product candidates and/or API, should not be construed as exhaustive or comprehensive in any way.

Our ability to research, develop and commercialize our drug product candidates is dependent on our ability to obtain and maintain the necessary controlled substance registrations from the DEA.
In the United States, the DEA regulates activities relating to the synthesis, possession and supply of controlled substances for medical research and/or commercial development.
We are partnering with multiple clinical research organizations and manufacturing organizations to research and develop our pharmaceutical drug products. The regulation of controlled substances is complex and subject to stringent controls. If our partners cannot obtain or maintain the necessary regulatory authorizations that we anticipate will be required for the contemplated development program, our business may suffer, and we may not be able to pursue the discovery, research and development of cannabinoids.

Laws and regulations affecting therapeutic uses of cannabinoids are constantly evolving.

The constant evolution of laws and regulations affecting the research and development of cannabinoid-based pharmaceutical products and treatments could detrimentally affect our business. Laws and regulations related to the therapeutic uses of cannabinoids are subject to changing interpretations. These changes may require us to incur substantial costs associated with legal and compliance fees and ultimately require us to alter our business plan. Furthermore, violations or alleged violation of these laws could disrupt our business and result in a material adverse effect on our operations. In addition, we cannot predict the nature of any future laws, regulations, interpretations or applications of laws and regulations and it is possible that new laws and regulations may be enacted in the future that will be directly applicable to our business.

Our product candidates may contain controlled substances, the use of which may generate public controversy.

Since our product candidates may contain controlled substances, their regulatory approval may generate public controversy or scrutiny. Political and social pressures and adverse publicity could lead to delays in approval of, and increased expenses for, our product candidates. These pressures could also limit or restrict the introduction and marketing of our product candidates. Adverse publicity from misuse or adverse side effects cannabinoid derivatives may adversely affect the commercial success or market penetration achievable by our product candidates. The nature of our business will likely attract a high-level of public and media interest, and in the event of any resultant adverse publicity, our reputation may be harmed.
Risks Related to Government Regulation

We may not be able to file Investigational New Drug applications to commence clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed in a timely manner, or at all.

Prior to commencing clinical trials in territories with a regulatory authority we must obtain the necessary approvals to commence the clinical studies. For example, before initiating a clinical trial in the United States for any of our product candidates, we may be required to have an Investigational New Drug application ("IND") in effect for each product candidate. Submission of an IND may not result in the FDA allowing clinical trials to begin and, once begun, issues may arise that will require us to suspend or terminate such clinical trials. Once an IND is submitted, the sponsor must wait 30 calendar days before initiating the clinical trial, during which FDA will review the IND and either provide comments or allow the trial to proceed. Additionally, even if relevant regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or a clinical trial application (the equivalent of an IND in foreign jurisdictions), these regulatory authorities may change their requirements in the future.
If we fail to demonstrate the safety and efficacy of any product candidate that we develop to the satisfaction of the regulatory authorities, we may incur additional costs or experience difficulty in completing, the development and commercialization of such product candidate.
We are not permitted to commercialize, market, promote, or sell any product candidate in the United States without obtaining marketing approval from the FDA or in other countries without obtaining approvals from comparable foreign regulatory authorities, such as the European Medicines Agency (the “EMA”), and we may never receive such approvals. To gain approval to market a drug product, we must complete extensive nonclinical development and clinical trials that demonstrate the safety and efficacy of the product for the intended indication to the satisfaction of the FDA or other regulatory authority.

We have not previously submitted a new drug application ("NDA") to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. If we do not receive regulatory approval for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market our product candidates, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights.
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
Nonclinical and clinical drug development involves a lengthy and expensive process with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
Clinical testing is expensive and can take several years to complete, and its outcome is inherently uncertain. Moreover, obtaining sufficient quantities of product for clinical testing is subject to regulation by DEA and, in some cases, NIDA. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. A failure of one or more clinical trials can occur at any stage of testing. We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or subsequently to commercialize our product candidates, including:
•FDA, DEA or NIDA or other foreign equivalent authorities may not authorize the use and distribution of sufficient quantities of product for clinical testing;
•regulators or independent institutional review boards (IRBs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•the cost of clinical trials of our product candidates may be greater than we anticipate;
•our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. Our pool of suitable patients may be smaller for some of our product candidates, which will impact our ability to enroll a sufficient number of suitable patients. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. Patient enrollment is affected by other factors including the severity of the disease under investigation, the eligibility criteria for the study in question, the perceived risks and benefits of the product candidate, the patient referral practices of physicians, the ability to monitor patients adequately during and after treatment, and the proximity and availability of clinical trial sites for prospective patients. Additionally, the COVID-19 pandemic may slow enrollment in our future clinical trials.
Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether, which could result in increased development costs and cause the value of our company to decline and limit our ability to obtain additional financing.

Our development and commercialization strategy for SBI-100, may depend, in part, on published scientific literature and the FDA’s prior findings regarding the safety and efficacy of dronabinol, based on data not developed by us, but upon which the FDA may rely in reviewing our NDA.
The Hatch-Waxman Act added Section 505(b)(2) to the Federal Food, Drug and Cosmetic Act ("FDCA"), Section 505(b)(2) permits the filing of a NDA where at least some of the information required for approval comes from investigations that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted. The FDA interprets Section 505(b)(2) of the FDCA, for purposes of approving a NDA, to permit the applicant to rely, in part, upon published literature or the FDA’s previous findings of safety and efficacy for an approved product. The FDA may also require companies to perform additional clinical trials or measurements to support any deviation from the previously approved product. The FDA may then approve the new product candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant. The label, however, may require all or some of the limitations, contraindications, warnings or precautions included in the listed product’s label, including a black box warning, or may require additional limitations, contraindications, warnings or precautions. Depending on guidance from the FDA, we may decide to submit a NDA for SBI-100 under Section 505(b)(2) relying, in part, on the FDA’s previous findings of safety and efficacy from investigations for the approved drug product Dronabinol for which we have not received a right of reference and published scientific literature. Even though we may be able to take advantage of Section 505(b)(2) to support potential U.S. approval, the FDA may require us to perform additional clinical trials or measurements to support approval. In addition, notwithstanding the approval of many products by the FDA pursuant to Section 505(b)(2), over the last few years some pharmaceutical companies and others have objected to the FDA’s interpretation of Section 505(b)(2). If the FDA changes its interpretation of Section 505(b)(2), or if the FDA’s interpretation is successfully challenged in court, this could delay or even prevent the FDA from approving any Section 505(b)(2) NDAs that we submit. Such a result could require us to conduct additional testing and costly clinical trials, which could substantially delay or prevent the approval and launch of our product candidates, including SBI-100.

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
Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA, DEA and/or non-U.S. regulatory authorities and such approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up studies or surveillance. In addition, we will be subject to extensive and ongoing regulatory requirements with regard to labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion, recordkeeping and submission of safety and other post-market information. Manufacturers of our products and manufacturers’ facilities are required to comply with current good manufacturing practice ("cGMP") regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. We will also be required to report certain adverse reactions and production problems, if any, to the FDA and to comply with requirements concerning advertising and promotion for our products. If we, any future collaboration partner or a regulatory authority discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the collaboration partner, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing.
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
We expect to rely on third parties, such as CROs, to conduct some or all of our nonclinical and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize any of our product candidates.
We expect to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct our nonclinical and clinical studies on our product candidates in compliance with applicable regulatory requirements. For example, we have currently engaged with Novotech in Australia to conduct our clinical trials that are expected to begin in the second quarter of 2022. These third parties will not be our employees and, except for restrictions imposed by our contracts with such third parties, we will have limited ability to control the amount or timing of resources that they devote to our programs. Although we expect to rely on these third parties to conduct our preclinical studies and clinical trials, we will remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and the applicable legal, regulatory, and scientific standards, and our reliance on these third parties will not relieve us of our regulatory responsibilities. These entities must maintain and comply with valid DEA registrations and requirements. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as current good clinical practices ("cGCPs"), for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. If we or any of our third party contractors fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. In addition, we are required to report certain financial interests of our third party investigators if these relationships exceed certain financial thresholds and meet other criteria. The FDA or comparable foreign regulatory authorities may question the integrity of the data from those clinical trials conducted by principal investigators who previously served or currently serve as scientific advisors or consultants to us from time to time and receive cash compensation in connection with such services. Our clinical trials must also generally be conducted with products produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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
Although we have quality agreements governing our development of clinical supplies, we do not have any commercial supply agreements with our suppliers. In the event that we and our suppliers cannot agree to the terms and conditions for them to provide clinical and commercial supply needs, we would not be able to manufacture our product or candidates until a qualified alternative supplier is identified, which could also delay the development of, and impair our ability to commercialize, our product candidates. The failure of third party manufacturers or suppliers to perform adequately or the termination of our arrangements with any of them may adversely affect our business.
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
In the United States, there have been, and we anticipate there will continue to be, a number of legislative and regulatory changes to the healthcare system that could impact our ability to sell any of our products profitably if approved. In the United States, the Federal government passed the Patient Protection and Affordable Care Act in 2010, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”). The ACA:
•increases the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;
•requires collection of rebates for drugs paid by Medicaid managed care organizations
•requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and
•imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs” to specified federal government programs.

We expect that state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved, or additional pricing pressure. The implementation of cost containment measures or other healthcare reform initiatives may prevent us from being able to generate revenue, attain profitability, or commercialize any products for which we may obtain regulatory approval. The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to make and implement healthcare reforms may adversely affect our ability to set a price we believe is fair for our products, to generate revenues and achieve or maintain profitability, to raise capital, and to obtain timely approval of our products.
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
If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;
•federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent;
•HIPAA, which created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters, and as amended by the Health Information Technology and Clinical Health Act and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;
•the federal physician sunshine requirements under the ACA, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members; and
•state law equivalents of each of the above federal laws, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
Our common shares are quoted on the OTCQB and are thinly traded. We cannot predict whether, and the extent to which, an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and may be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there have been, and may continue to be, periods of several days or more when trading activity in our shares is minimal or non-existent. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.
The market for our common shares can be characterized by significant price volatility when compared to other more well-known issuers, and we expect that our share price will continue to be more volatile than a well-known issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares have been, and may continue to be, sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. Secondly, an investment in us is a speculative or “risky” investment due to our lack of revenues or profits to date. You should not invest in our common shares unless you have the ability to tolerate a thinly traded and volatile market for the shares.
We cannot assure you that our common stock will become eligible for listing or quotation on any exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.
We may in the future consider actions that make us eligible to list our common shares on a stock exchange. We may not be able satisfy the initial standards for listing or quotation on any exchange in the foreseeable future or at all. Even if we are able to become listed or quoted on an exchange, we may not be able to maintain a listing of the common stock on such stock exchange.

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
We require additional capital for the development and commercialization of our product candidates and may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we will seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our stockholders. If we incur additional indebtedness it would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.
Our principal stockholder owns a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
Our principal stockholder, Sciences, owns a significant percentage of our outstanding capital stock. As of March 24, 2022, Sciences owned 22.5% of our outstanding shares of common stock. As such, Sciences may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This concentration of ownership may prevent or discourage unsolicited acquisition proposals or offers for our common stock that some of our stockholders may believe is in their best interest.
We have a substantial number of authorized common shares available for future issuance that could cause dilution of our stockholders’ interest and adversely impact the rights of holders of our common stock.
We have a total of 5,000,000,000 shares of common stock authorized for issuance and up to 50,000,000 shares of preferred stock with the rights, preferences and privileges that our Board may determine from time to time. As of March 24, 2022, we have reserved; 34,540,000 shares for issuance upon the exercise of outstanding options, 4,000,000 shares for issuance upon the vesting of outstanding restricted stock units, 16,979,595 shares for issuance under our 2014 equity incentive plan, 5,474,962 shares underlying the Amended Credit Agreement including accrued interest, and 134,312,225 shares for issuance upon the exercise of outstanding warrants. As of March 24, 2022, we had no outstanding preferred stock. As of March 24, 2022, we had 4,308,768,106 shares of common stock unreserved and available for issuance. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.

The addition of a substantial number of shares of our common stock into the market or by the registration of any of our other securities under the Securities Act of 1933, as amended (the "Securities Act"), may significantly and negatively affect the prevailing market price for our common stock. The future sales of shares of our common stock issuable upon the exercise of outstanding warrants may have a depressive effect on the market price of our common stock, as such warrants would be more likely to be exercised at a time when the price of our common stock is greater than the exercise price.
The issuance of shares upon exercise of outstanding warrants, convertible debt and options may cause immediate and substantial dilution to our existing stockholders.
If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of March 24, 2022, we had outstanding (i) warrants to purchase up to 134,312,225 shares of our common stock at exercise prices ranging from $0.08 to $5.00 per share, (ii) options to purchase up to 34,540,000 shares of our common stock at exercise prices ranging from $0.05 to $0.31 per share, (iii) convertible debt and accrued interest with a conversion price of $0.40 convertible into up to 5,474,962 shares of our common stock, and (iv) 4,000,000 unreleased restricted stock units exchangeable for shares of our common stock upon vesting. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease our principal executive and corporate offices are located at 11250 El Camino Real, Suite 100, San Diego, CA 92130.
Item 3. Legal Proceedings.
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
Our common stock has been quoted on the OTCQB, under the symbol “SKYE”. Previously, it traded under the symbol “EMBI” until January 19, 2021. There can be infrequent trading volume, which precipitates wide spreads in the “bid” and “ask” quotes of our common stock, on any given day. On March 24, 2022, the last reported sale price of our common stock on the OTCQB was $0.04 per share.
The following table sets forth, for the quarters indicated, the high and low bid prices per share of our common stock on the OTCQB, reported by the Financial Industry Regulatory Authority Composite Feed or other qualified interdealer quotation medium. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
December 31, 2021	$0.11	$0.05
September 30, 2021	0.18	0.08
June 30, 2021	0.26	0.08
March 31, 2021	0.25	0.04
December 31, 2020	0.06	0.03
September 30, 2020	0.16	0.04
June 30, 2020	0.20	0.07
March 31, 2020	0.20	0.05
Holders. As of March 24, 2022, there were 61 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
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
Recent Sales of Unregistered Securities. None.
Issuer Purchases of Equity Securities. None during the fiscal year ended December 31, 2021 covered by this Annual Report.
Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:
•a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;
•a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•a toll-free telephone number for inquiries on disciplinary actions;
•definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to affecting any transaction in penny stock, the broker-dealer also must provide the customer the following:
•the bid and offer quotations for the penny stock;
•the compensation of the broker-dealer and its salesperson in the transaction;
•the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•monthly account statements showing the market value of each penny stock held in the customer’s account.
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
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2021 and 2020 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
Unless otherwise provided in this Annual Report, references to “we,” “us,” “our” and “Skye Bioscience” in this discussion and analysis refer to Skye Bioscience, Inc., a Nevada corporation formerly known as Emerald Bioscience, Inc., together with its wholly owned subsidiaries, Nemus, a California corporation, and SKYE Bioscience Pty Ltd ("SKYE Bioscience Australia"), an Australian proprietary limited company formerly known as EMBI Australia Pty Ltd.
About Skye Bioscience, Inc.
We were incorporated in the State of Nevada on March 16, 2011. We are a preclinical pharmaceutical company focused on the discovery, development and commercialization of a novel class of cannabinoid derivatives to modulate the endocannabinoid system, which has been shown to play a vital role in overall human health and, notably, in multiple ocular indications. We are developing novel cannabinoid derivatives through our own directed research efforts and multiple license agreements.
Effective March 25, 2019, we changed our name from Nemus Bioscience, Inc. to Emerald Bioscience, Inc. and effective January 19, 2021, we changed our name to Skye Bioscience, Inc. Our common stock is quoted on the OTCQB, under the symbol "SKYE". Previously, it traded under the symbol "EMBI".
In August 2019, we formed a new subsidiary in Australia, SKYE Bioscience Australia, in order to qualify for the Australian government’s research and development tax credit for research and development dollars spent in Australia. The primary purpose of SKYE Bioscience Australia is to conduct clinical trials for our drug product candidates.

Our Product Candidates and Significant Contracts.

UM 5050 and UM 8930 License Agreements

In May 2019, we executed amended and restated license agreements with University of Mississippi ("UM") which expanded our use of UM 5050 and UM 8930 from ocular delivery only to "all fields of use" (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted us an exclusive perpetual license including, with the prior written consent of UM, the right to sublicense the intellectual property related to UM 5050 and UM 8930 for all fields of use. All fields of use means that we may develop UM 5050 and UM 8930 to treat any disease through any form of delivery under the License Agreements.

The exclusive license for SBI-100, a cannabinoid receptor type 1 ("CBR1") agonist, under UM 5050 is expected to allow us to explore related uses for the active moiety of SBI-100. Independent in vitro and in vivo studies have demonstrated the potential use of SBI-100 in a variety of potential indications based on the ability of CBR1 agonists to act as an anti-inflammatory, anti-fibrotic, and/or inhibitor of neovascularization. The Company has generated data related to these effects using an ex vivo human tissue model of the eye. SBI-100 is designed to enhance the pharmacokinetics and pharmacodynamics of the active part of the molecule once introduced into the body through various routes of administration being considered by the development team.

The exclusive license of SBI-200, a novel cannabinoid receptor ("CBR") modulator, under UM 8930, is expected to allow us to explore uses in ophthalmic disorders as well as expanded research and development into organ systems outside of ophthalmology. Potential therapeutic areas beyond ophthalmic indications for SBI-200 may include the central nervous system, the gastrointestinal tract, the endocrine/metabolic system, reproductive system diseases, or as yet unrecognized opportunities. We have developed strategic collaborations to identify and advance these applications.

SBI-100

Our lead compound, SBI-100, is initially being developed to treat ocular disease. The first-in-human Phase 1 trials are expected to be conducted in healthy volunteers in Australia (the “Clinical Trial”) to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of SBI-100. We are eligible under the AusIndustry research and development tax incentive program to obtain a cash incentive from the Australian Taxation Office. The tax incentive is available to us based on specific criteria with which we must comply and is based on our eligible research and development spend in Australia. The Company may be eligible for either a 43.5% refundable tax offset if it has aggregate turnover of less than $20 million per annum or a 38.5% non-refundable tax offset of eligible research and development expenditure up to $100 million if it has annual turnover of $20 million or more per annum. Prior to August 2020, we executed several agreements and the work underlying those agreements was subsequently delayed to the second quarter of 2022. Since August 2020, we have been focused on clinical enabling activities, notably:

•	formulation and manufacturing of drug product to supply for our first-in-human Phase 1 clinical trial;
•	initiating and completing GLP toxicology studies to support our first-in-human Phase 1 clinical trial;
•	initiating and completing validation of a pharmacokinetic assay for both animal and human samples to support our pre-clinical and clinical studies; and
•	engaging our vendors and contractors to support the finalization of study-related materials for our Phase 1 study, including the finalization of the clinical study protocol and investigator's brochure.
The manufacturing of SBI-100 ophthalmic emulsion is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but we rely on compendial excipients that can be sourced from countries outside the United States, such as China. Due to the continuing effects of the COVID-19 pandemic, there could possibly be a negative impact on our ability to source materials that are part of the eye drop formulation, as well as negative impacts to our volunteer and/or patient recruitment in Australia for clinical studies.
Subsequent to the initiation of the Phase 1 study, we intend to file an investigational new drug ("IND") application with the United States Food and Drug Administration ("FDA") to study SBI-100 ophthalmic emulsion in a Phase 2 randomized, controlled, double-masked clinical trial in patients with glaucoma or ocular hypertension to obtain additional data to determine whether the topical delivery of SBI-100 ophthalmic emulsion is safe and well-tolerated, and whether the IOP is markedly different between SBI-100 and placebo. Design of the Phase 2 clinical trial will be dependent upon the advice of our clinical advisory board, the FDA and other regulatory bodies.

SBI-200

We have initiated research activities to explore the utility of different formulations of SBI-200. Early studies of SBI-200 demonstrated analgesic, anti-inflammation, anti-fibrotic and anti-seizure properties, including the potential treatment and management of several eye diseases, such as uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy. Data we presented at the American Association of Pharmaceutical Scientists ("AAPS") meeting held in November 2017 revealed that an ocular formulation of SBI-200 was able to penetrate multiple compartments of the eye, including reaching the retina and the optic nerve. Further testing will need to be conducted to further evaluate the possible utility of this compound as a therapeutic agent and we continue to advance our research studies related to SBI-200 to explore different therapeutic applications.

General Trends and Outlook

COVID-19 related

The evolving COVID-19 pandemic has prompted governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of business, quarantines, and shelter-in-place orders. The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. The COVID-19 pandemic and the measures taken by many countries in response have affected, and could in the future, materially impact the Company's business, results of operations, financial condition and stock price.

As we approach the start of our Phase 1 Clinical study in Australia, the ultimate impact on us is unknown. However, we expect that our contract research organizations ("CROs") could experience setbacks during clinical trials from reduced capacity for safety monitoring due to on site social distancing, reductions in the participant pool or staffing due to vaccination requirements or patients testing positive for COVID-19 prior to enrollment or dosing in the study. To mitigate operational risk our CRO has a COVID Emergency Management Committee in place to assess the various health and government recommendations, advice, potential risks, and impacts so that proactive measures may be taken, as needed, such as remote patient monitoring.

The majority of our workforce continues to be and was remote prior to the COVID-19 pandemic, and therefore our employees have seen little disruption as a result of the COVID-19 pandemic. However, employee safety and well-being is of paramount importance to us in any year and continued to be of particular focus in 2021 in light of the continuing and evolving COVID-19 pandemic. In response to the pandemic, we have supported our employees and government efforts to curb the COVID-19 pandemic through safety and communication efforts and investments, which include:
•Aligning onsite policies to local guidelines and regulation;
•Continuing to provide and promote flexibility for onsite employees to reduce density at our facility;
•Implementing weekly COVID-19 testing for all onsite employees;
•Increased cleaning protocols;
•Provision of masks to all onsite employees and masking requirements aligned to state and local guidelines; and
•Limited domestic and international non-essential travel for all employees.

The full extent of the future impact of the COVID-19 pandemic on the Company's operational and financial performance is currently uncertain and will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory, and the duration of the pandemic; the availability, distribution, acceptance and effectiveness of vaccines, particularly against new variants; the imposition of protecting public safety measures, and the impact of the pandemic on any local operations across the United States, European Union, and Australia, where we have operations and conduct laboratory research and clinical studies.

The overall delay in our drug product research and development, is unknown, but our operations and financial condition will likely continue to suffer in the event of continued business interruptions, supply chain issues, delayed clinical trials, production or a lack of laboratory resources due to the pandemic. As of the date of this filing, we are aware of the impact on our business as a result of COVID-19 but uncertain as to the extent of this impact on our consolidated financial statements. There is uncertainty as to the duration and hence the ultimate impact. As a result, we are unable to estimate the potential impact on our business as of the date of this filing.

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

Our net loss for the year ended December 31, 2021 was $8,522,182, as compared to a net loss of $6,560,699, for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $47,256,163 and negative cash flows from operations of $6,474,888. As of December 31, 2021, we had unrestricted cash of $8,983,007 as compared to $2,469,410 as of December 31, 2020.

On February 5, 2021, we increased our authorized shares of common and preferred stock to 5,000,000,000 and 50,000,000, respectively.

Critical Accounting Policies and Estimates
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in this Annual Report on Form 10-K. We believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.
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
The carrying values of our financial instruments, with the exception of the Amended Credit Agreement and derivative liabilities, approximate their fair value due to their short maturities. The derivative liabilities are valued on a recurring basis utilizing Level 3 inputs.
As of December 31, 2020, we estimated that the fair value of the Amended Credit Agreement was materially consistent with the fair value estimate as of December 31, 2019 of $1,877,938, plus the non-convertible advances made in 2020. This determination was based on the following considerations: (i) we had not experienced any significant change in our credit worthiness or operations year over year, (ii) there have been no repayments or convertible draws, (iii) the facility is closer to maturity, and (iv) the embedded conversion feature on the convertible advances is out-of-the-money at the reporting date. As of December 31, 2021, we estimated that the fair value of the Amended Credit Agreement, including the non-convertible advances was $2,484,768. Information pertinent to estimating the fair value of the Amended Credit Agreement includes valuing the embedded conversion feature using Level 3 inputs and considering the discounted cash flows of the interest and principal payments through maturity.

Convertible Instruments
We account for hybrid contracts with embedded conversion features in accordance with Accounting Standards Codification ("ASC") 815, Derivatives and Hedging Activities ("ASC 815") which requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.
We account for convertible debt instruments with embedded conversion features in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20") if it is determined that the conversion feature should not be bifurcated from their host instruments. Under ASC 470-20, we record, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the difference between the fair value of the underlying common stock at the commitment date and the embedded effective conversion price. When we determine that the embedded conversion option should be bifurcated from its host instrument, the embedded feature is accounted for in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently recorded at fair value at each reporting date based on current fair value, with the changes in fair value reported in the results of operations.
We also follow ASC 480-10, Distinguishing Liabilities from Equity ("ASC 480-10") when evaluating the accounting for our hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported in other expense (income), net in the accompanying Consolidated Statements of Comprehensive Loss.
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
Warrants Issued in Connection with Financings
We generally account for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that we may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, we record the fair value of the warrants as a liability at each balance sheet date and record changes in fair value in other expense (income), net in our Consolidated Statements of Comprehensive Loss.

Stock-Based Compensation Expense
Stock-based compensation expense is estimated at the grant date based on the fair value of the award, and the fair value is recognized as expense ratably over the vesting period with forfeitures accounted for as they occur. We use the Black-Scholes valuation method for estimating the grant date fair value of stock options using the following assumptions:
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
•Dividends - The dividend yield assumption is based on our history and expectation of paying no dividends in the foreseeable future.
Loss Per Common Share
We apply ASC No. 260, Earnings per Share in calculating its basic and diluted loss per common share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, restricted stock subject to vesting, warrants to purchase common stock and common shares underlying convertible debt instruments are considered to be common stock equivalents.
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
For the years ended December 31, 2021 and 2020
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

Below is a summary of our research and development expenses during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Research and development expenses	$2,931,437	$1,944,411	$987,026	51%

Research and development expenses for the year ended December 31, 2021 increased as compared to the year ended December 31, 2020. The increase in research and development expenses was primarily due to an increase in contract research and development activities of approximately $765,000, an increase in our use of specialized consultants of approximately $215,000 and an increase in compensation cost of approximately $122,000 due to additional headcount from the addition of regulatory and development personnel. These increases were offset by a decrease of $200,000 from reduced license fees due to the milestone payment related to the notice of patent allowance for SBI-200, which was paid to UM in the prior year.

General and Administrative Expenses

Below is a summary of general and administrative expenses during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
General and administrative expenses	$4,916,277	$4,344,602	$571,675	13%

General and administrative expenses for the year ended December 31, 2021 increased as compared to the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to an increase in employee headcount of approximately $487,000 which included a one-time stock compensation charge from the modification of option awards, an increase in recruiting fees of approximately $72,000, an increase in dues and subscriptions of approximately $79,000, an increase in facilities and rent expense of approximately $52,000, and an increase in investor relations expenses of approximately $441,000. The aggregate increase was partially offset by a decrease of approximately $589,000 in professional fees from lower legal and accounting costs, and a decrease of approximately $87,000 in insurance premiums incurred during the period.

Other Expense (Income)

Below is a summary of other expense (income) during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	$ Change 2021 vs. 2020	% Change 2021 vs. 2020
Change in fair value of derivative liabilities	21,165	(436,270)	$457,435	(105)%
Gain on forgiveness of PPP loan	(117,953)	—	(117,953)	100%
Interest expense	769,159	706,385	62,774	9%
Interest income	(3)	(29)	26	(90)%
Total other expense (income)	$672,368	$270,086	$402,282	149%

For the year ended December 31, 2021, we had net other expense of $672,368 primarily related to interest expense and a loss from the change in fair value of derivative liabilities. The primary reason for the increase in the loss on the change in fair value of our derivative liabilities was due to the increase in our stock price and volatility, for the period ended December 31, 2021 as compared to the period ended December 31, 2020. In addition, the Amended Credit Agreement was amended in the prior period which resulted in the extinguishment of the compound derivative liability. The increase in interest expense was due to a higher average outstanding principal balance from non-convertible advances on the Amended Credit Agreement for the period ended December 31, 2021, as compared to the period ended December 31, 2020. Other expenses during the period were offset by the gain on debt forgiveness realized from the PPP Loan.

For the year ended December 31, 2020, the Company had other expense of $270,086 related primarily to interest expense under the Amended Credit Agreement, which was offset by a gain from the decrease in the fair value of our derivative liabilities.

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

Liquidity, Going Concern and Capital Resources

Liquidity and Going Concern

We have incurred operating losses and negative cash flows from operations since our inception. We expect to continue to incur significant losses and negative cash flows from operations through 2022 and into the foreseeable future. We anticipate that we will continue to incur net losses in order to advance and develop potential drug candidates into preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. Historically, we have funded our operations primarily through issuance of equity securities and borrowings from a related party.

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

On April 22, 2020, we received a principal amount of $116,700 from City National Bank under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act administered by the U.S. Small Business Administration. We used the proceeds of the PPP loan for the payment of payroll and rent for our office space. On May 20, 2021, the principal amount plus interest was forgiven in full and we recognized a gain of $117,953 for the year ended December 31, 2021.

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

On September 27, 2021, we entered into a Securities Purchase Agreement with certain institutional investors for the issuance and sale of securities, with Wainwright acting as the placement agent, pursuant to which we sold 58,111,112 shares of common stock and 19,666,667 pre-funded warrants, and issued 77,777,779 common stock warrants, in a registered direct public offering which closed on September 29, 2021. The common stock and pre-funded warrants were sold at a price per share of $0.09 and $0.0899, respectively, for gross aggregate proceeds of $6,998,034. The common stock warrants and pre-funded warrants have an exercise price of $0.09 and $0.0001, respectively. The common stock warrants have a term of five years, and the pre-funded warrants are exercisable indefinitely.

As of December 31, 2021, we had an accumulated deficit of $47,256,163, stockholders’ equity of $5,864,166 and working capital of $5,699,875. We had unrestricted cash of $8,983,007 as of December 31, 2021, as compared to $2,469,410 as of December 31, 2020. The net increase was primarily attributable to the exercise of 116,666,668 common stock warrants and 11,800,000 pre-funded warrants for cash proceeds of $6,999,999 and $11,800, respectively, net cash proceeds of $6,062,774 from the sale of our common stock, pre-funded warrants, and common stock warrants, as described above, offset by operating cash burn during the year ended December 31, 2021. Without additional funding, management believes that we will not have enough funds to meet our obligations and continue our pre-clinical and clinical studies beyond one year after the date the consolidated financial statements are issued. These conditions indicate it is probable that there is substantial doubt as to our ability to continue as a going concern, unless we are able to raise sufficient capital to continue our operations.

Our independent registered public accounting firm has issued a report on our audited consolidated financial statements as of and for the year ended December 31, 2021 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our consolidated financial statements which are included elsewhere in this Form 10-K:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(6,474,888)	$(6,054,131)
Net cash used in investing activities	(90,866)	(7,230)
Net cash provided by financing activities	13,079,356	6,700,822

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

Cash used in operating activities of $6,474,888 during the year ended December 31, 2021, reflected a net loss of $8,522,182, partially offset by aggregate non-cash charges of $1,400,351 and included a $646,943 net change in our operating assets and liabilities. Non-cash charges included $869,206 for stock-based compensation expense, $593,802 non-cash interest expense from the amortization of the debt discount on the Amended Credit Agreement, a $21,165 loss from the increase in fair value of our warrant liability, depreciation and amortization of $34,131, and a $117,953 gain from the forgiveness of the PPP Loan. The net change in our operating assets and liabilities included a $434,110 increase in our prepaid expense and other current assets, an increase in accounts payable of $518,638, and a $580,258 increase in our accrued expense and other current liabilities.

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures in relation to the purchase of property plant and equipment. During the years ended December 31, 2021 and 2020, the Company purchased $90,866 and $7,230, respectively, in machinery and office equipment.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and debt financings.

During the year ended December 31, 2021 and 2020, cash provided by financing activities included $7,011,799 and $48,533 in proceeds received in connection with the exercise of warrants, $6,062,774 and $6,085,589 in net proceeds from the issuance of common stock, pre-funded warrants and common stock warrants, respectively, and $4,783 received from employee stock option exercises in 2021.
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
Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and the report of our independent registered public accounting firm are included in this report on pages F-1 through F-31.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of the company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
Our management, with the supervision and participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013 (COSO 2013 Framework).
Based on their assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
As we are a smaller reporting company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.
Changes in internal control over financial reporting
There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth certain information as of the date of this Annual Report, with respect to our directors, executive officers and significant employees.

Name	Age	Position
Punit Dhillon	41	Chief Executive Officer, Chairman, Director
Kaitlyn Arsenault	35	Chief Financial Officer
Margaret Dalesandro	75	Director
Jim Heppell	66	Director
Praveen Tyle	62	Director
Keith Ward	52	Director
Biographies of Directors, Executive Officers and Significant Employees

Punit Dhillon. Mr. Dhillon currently serves as the Chair of the Board and as the Company’s Chief Executive Officer. Mr. Dhillon was appointed as a member of our Board in 2018. On December 17, 2019, Mr. Dhillon was appointed as our board Chair. On August 10, 2020, Mr. Dhillon was appointed as our Chief Executive Officer. Mr. Dhillon is currently a board member of Emerald Health Pharmaceuticals, Inc., Emerald Health Therapeutics, Inc. (CSE: EMH), a Canadian Securities Exchange listed company, and Arch Therapeutics Inc. (OTCQB: ARTH). Mr. Dhillon was previously a Co-founder and Director of OncoSec Medical Incorporated (NASDAQ: ONCS) and was formerly the CEO of OncoSec through March 2018. Prior to OncoSec, Mr. Dhillon was the Vice President of Finance and Operations at Inovio Pharmaceuticals, Inc. (NASDAQ: INO) from September 2003 until March 2011. Mr. Dhillon has previously been a consultant and board member for several TSX Venture Exchange-listed early-stage life science companies, which matured through advances in their development pipelines and subsequent M&A transactions. Prior to joining Inovio, Mr. Dhillon worked for a corporate finance law firm as a law clerk and worked with MDS Capital Corp. (now Lumira Capital Corp.). Mr. Dhillon is an active member of his community and places great value on helping future leaders overcome challenges through mentorship and education. He is a co-founder and board member of Young Entrepreneurship Leadership Launchpad (YELL), a not-for-profit and charity organization in Canada. Mr. Dhillon has a Bachelor of Arts with honors in Political Science and a minor in Business Administration from Simon Fraser University. We believe Mr. Dhillon’s experience in the biotechnology and pharmaceutical industry and his experience with publicly traded companies give him the qualifications necessary to serve as an officer and director of the Company.

Kaitlyn Arsenault, CPA. Ms. Arsenault currently serves as the Company’s Chief Financial Officer. Ms. Arsenault previously served as an independent financial consultant for emerging public and private companies in the life sciences, technology, and FinTech industries from 2014 to 2021. Prior to her appointment as Chief Financial Officer, she served as the Company's Manager of Financial Reporting and Technical Accounting for the past six years. Ms. Arsenault's experience includes addressing complex technical accounting issues related to equity financings, derivatives, debt instruments, stock-based compensation, revenue recognition, and M&A, among other subjects. Prior to becoming an independent financial consultant, Ms. Arsenault spent seven years in public accounting as an assurance manager in Friedman LLP's SEC practice, gaining public and private audit engagement experience across multiple industries. Ms. Arsenault received her Bachelor of Science degree in accounting from Ramapo College of New Jersey and is a Certified Public Accountant in California (active) and New Jersey (inactive). We believe that Ms. Arsenault's prior track record with the Company, experience with life science and technology companies, and vast exposure to different accounting and financial issues in the public markets gives her the qualifications and skills necessary to serve as an officer of the Company.

Jim Heppell. Mr. Heppell is a member of the Board and has served as a member of the Board since January 2018. Mr. Heppell currently serves as the Chief Executive Officer and Chair of the Board of Directors of Emerald Health Sciences, Inc.; Chair of Emerald Health Therapeutics, Inc. (CSE: EMH) and Emerald Health Pharmaceuticals, Inc.; and President of Emerald Health Research Inc. Formerly, Mr. Heppell served as a director of Sophiris Bio, Inc. (NASDAQ: SPHS). Mr. Heppell was the founder, CEO, and director of the B.C. Advantage Life Sciences I Fund, which was awarded the Canadian Venture Capital Deal of the Year Award in 2006 for having the highest realized return (23.4x its investment in Aspreva Pharmaceuticals) of any venture capital fund in Canada. Mr. Heppell graduated with a Bachelor of Science degree in Microbiology and a law degree from the University of British Columbia. After being called to the Bar, he worked for six years with Fasken Martineau DuMoulin, during which he was seconded to the B.C. Securities Commission for six months. Mr. Heppell then became President and Chief Executive Officer of Catalyst Corporate Finance Lawyers, a boutique corporate finance law firm focused on building life science and technology companies. He is a past member of the Securities Policy Advisory Committee to the BCSC and is Past-Chairman of the Securities Section of the Canadian Bar Association (B.C. Branch). For numerous years, Mr. Heppell taught corporate finance and corporate governance courses at the University of British Columbia, Simon Fraser University, and several biotechnology conferences. He is currently a director of several public and private life science companies. We believe Mr. Heppell’s significant experience with life science and technology companies and the public markets give him the qualifications and skills necessary to serve as a director of the Company.

Dr. Margaret Dalesandro, PhD. Dr. Margaret Dalesandro is currently a member of the Board and has served as a member of the Board since August 2020. Dr. Dalesandro served from 2019 through 2021 on the Board of OncoSec Medical Incorporated (NASDAQ: ONCS), a late-stage biotechnology company focused on designing, developing, and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. She served as Chair of the OncoSec Medical Board from early 2020 through 2021. Dr Dalesandro also serves on the Board of Seelos Therapeutics (NASDAQ: SEEL). In addition, Dr. Dalesandro is the President of Brecon Pharma Consulting LLC. Dr. Dalesandro has over thirty-five years of experience leading strategic product development in the pharmaceutical, biotechnology, and diagnostics industries. She has previously served as the Business Director of Integrative Pharmacology at Corning, Incorporated; Vice President of Project, Portfolio and Alliance Management at ImClone Systems Inc.; Executive Director of Project and Portfolio Management at GlaxoSmithKline; and Senior Consultant at Cambridge Pharma Consultancy. During her tenure at Centocor, Inc, Dr. Dalesandro developed and holds the patents on a diagnostic test for acute coronary syndrome based on the detection of platelet surface integrins. Dr. Dalesandro received her Ph.D. in Biochemistry from Bryn Mawr College and completed an NIH Post-Doctoral Fellowship in Molecular Immunology at Wake Forest University School of Medicine. We believe Dr. Dalesandro’s significant experience with life science and technology companies give her the qualifications and skills necessary to serve as a director of the Company.

Dr. Praveen Tyle, PhD. Dr. Praveen Tyle is currently a member of the Board and has served as a member of the Board since July 2021. Dr. Tyle also serves as a member of the Board of Directors of Kiora Pharmaceuticals (NASDAW: KPRX) and Orient Europharma Co., Ltd. Dr. Tyle is currently President & Chief Executive Officer and Director of Invectys, Inc., an immuno-oncology company born from the world-renowned Pasteur Institute. Previously, he was Executive Vice President of Lexicon Pharmaceuticals, Inc. and prior to that he serve as President & Chief Executive Officer and director of Osmotica Pharmaceutical Corp, a company focusing on central nervous system drug development. In past roles, Dr. Tyle served at Novartis OTC as Senior Vice President and Global Head of Business Development and Licensing and Senior Vice President & Global Head of Research and Development. Earlier in his career, he was Corporate Senior Vice President and Chief Scientific Officer of Bausch & Lomb. Dr. Tyle was also an Adjunct Associate Professor of Ophthalmology at the University of Rochester Eye Institute Medical Center, among other current and past academic roles. He has co-authored over 100 peer-reviewed academic papers and presentations and is named on multiple patents, including patents related to ophthalmic innovations, drug delivery, and glaucoma. We believe Dr. Tyles’s significant contributions in the field of ophthalmology and experience with life science companies give him the qualifications and skills necessary to serve as a director of the Company.

Dr. Keith Ward, PhD. Dr. Keith Ward is currently a member of the Board and has served as a member of the Board since December 2021. Dr. Ward is a life sciences executive with over 25 years of experience in the biotech and pharmaceutical industry. Dr. Ward currently serves as President and Chief Executive Officer of InterveXion Therapeutics, a private clinical-stage biotech company developing immunotherapies for substance use disorders. Prior to joining InterveXion, Dr. Ward served as Executive Vice President and Chief Development Officer for Reata Pharmaceuticals, where he led research and development, clinical operations, regulatory affairs, manufacturing, and project management. Before that, Dr. Ward developed ophthalmic pharmaceuticals and medical devices as Global Vice President of Pharmaceutical R&D for Bausch & Lomb. Dr. Ward has also held positions of increasing responsibility within GlaxoSmithKline and SmithKline Beecham Pharmaceuticals. Dr. Ward earned a BSc in toxicology with a minor in chemistry from Northeast Louisiana University and a Ph.D. in toxicology from the University of North Carolina at Chapel Hill. We believe Dr. Ward’s significant experience in biotech and pharmaceutical companies give him the qualifications and skills necessary to serve as a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and any persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulation requires executive officers, directors and greater than 10% stockholders to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended December 31, 2021, our executive officers, directors, and greater than 10% stockholders complied with all applicable filing requirements on a timely basis.
Family Relationships
There are no family relationships among our directors or executive officers.
Term of Office of Directors
Our directors serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.
Directors and Officers Involvement in Certain Legal Proceedings
During the past ten years, our current directors and executive officers have not been involved in any of the legal proceedings set forth in Item 401(f) of Regulation S-K promulgated by the SEC.
Board and Committee Meetings
During 2021, our Board met eleven times (including telephonic meetings) and took action by written consent 18 times. Each director attended at least 75% of the meetings held by the Board and by each committee on which she or he served while she or he was a director, either in person or by teleconference, during the year.
Director Attendance at Annual Meetings

Although we do not have a formal policy regarding attendance by members of our Board at each annual meeting of stockholders, we encourage all of our directors to attend. All our directors other than Dr. Tyle and Dr. Ward, each of which were elected as directors during 2021, attended our most recent annual general meeting of stockholders.
Audit Committee and Financial Expert
On February 23, 2015, our Board established an audit committee that operates under a written charter that has been approved by our Board. The members of our audit committee are Mr. Jim Heppell, Dr. Margaret Dalesandro and Dr. Praveen Tyle. Mr. Jim Heppell serves as chairman of the audit committee and our Board has determined that he is an “audit committee financial expert” as defined by applicable SEC rules. The Board has determined that Dr. Margaret Dalesandro and Dr. Praveen Tyle are independent directors as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules, and we have determined that both Dr. Margaret Dalesandro and Dr. Praveen Tyle as audit committee members meet the more stringent requirements under Rule 5605(c)(2) of the Nasdaq Listing Rules. Our audit committee met four times (including telephonic meetings) and acted by written consent one time in 2021.
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

Compensation Committee

On May 31, 2015, our Board established a compensation and compliance committee which operated under a written charter that was approved by the Board. In 2018, the Board dissolved the former compensation and compliance committee and established a new compensation committee which operates under a written charter approved by the Board. The members of our compensation committee are Dr. Praveen Tyle, Mr. Jim Heppell and Dr. Margaret Dalesandro. Dr. Praveen Tyle serves as chairman of the compensation committee. The Board has determined that Dr. Margaret Dalesandro, Jim Heppell and Dr. Praveen Tyle are independent directors as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. Our compensation committee met four times (including telephonic meetings) during 2021 and took action by written consent two times during 2021.
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
Nomination and Corporate Governance Committee

In 2018, our Board established a nomination and corporate governance committee that operates under a written charter approved by the Board. The members of our nomination and corporate governance committee are Mr. Jim Heppell and Dr. Margaret Dalesandro, Dr. Praveen Tyle and Dr. Keith Ward. Dr. Margaret Dalesandro serves as chairman of the nomination and corporate governance committee. The Board has determined that Dr. Margaret Dalesandro, Dr. Praveen Tyle, Jim Heppell and Dr. Keith Ward are independent directors as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules. Our nomination and corporate governance committee met four times during 2021 (including telephonic meetings) and took action by written consent one time.
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
Item 11. Executive Compensation.
Summary Compensation Table
The following table sets forth information concerning the compensation earned for services rendered to us for the fiscal years ended December 31, 2021 and 2020 of our named executive officers as determined in accordance with SEC rules.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Kaitlyn Arsenault	2021	75,000	19,031	58,000	269,240	—	—	181,473	602,744
Chief Financial Officer (2)	2020	—	—	—	—	—	—	—	—

Richard Janney	2021	—	—	—	—	—	—	124,350	124,350
Former Interim PAO (3)	2020	—	—	—	—	—	—	52,425	52,425

Punit Dhillon	2021	400,000	220,521	116,000	160,680	—	—	2,500	899,701
CEO	2020	160,000	—	—	387,000	—	—	—	547,000
___________
(1)Amounts reflect the full grant date fair value of stock options and awards, computed in accordance with ASC Topic 718 - Stock based compensation, rather than the amounts paid to or realized by the named individual.
(2)For the years ended December 31, 2021 and 2020, other compensation consists of consulting fees charged to the Company by KA Consulting, Inc. and RoseRyan, Inc. for Ms. Arsenault's services.
(3)For the years ended December 31, 2021 and 2020, other compensation consists of consulting fees charged to the Company by RoseRyan, Inc. for Mr. Richard Janney’s services.
Employment and Severance Arrangements
Employment Agreement and Equity Awards
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
During the year ended December 31, 2021, Mr. Dhillon was granted 2,000,000 restricted stock units and 3,090,000 stock options. The restricted stock units vest 33% on the anniversary of the grant date over a three year period and the stock options vest 25% on the one year anniversary of the grant date and monthly thereafter over a four year period.
On October 4, 2021, we entered into an employment agreement with Ms. Kaitlyn Arsenault, our Chief Financial Officer. The agreement provides for an annual base salary of $300,000 per year and an annual discretionary bonus of up to thirty five percent (35%) of her base salary based in part on Ms. Arsenault’s achievement of milestones agreed to by the Board or the Compensation Committee of the Board. Ms. Arsenault will also receive the normal benefits available to other similarly situated executives and will be entitled to severance pay under the circumstances described below.

Ms. Arsenault’s employment with the Company is at-will. Except for termination of Mr. Arsenault’s employment for “Cause,” “By Death” or “By Disability” (as such terms are defined in her employment agreement), Ms. Arsenault will be entitled to a minimum six months’ severance if she is terminated by the Company.

In connection with her appointment, the Company granted Ms. Arsenault options to purchase 1,600,000 shares of the Company’s common stock at an exercise price of $0.09 per share (the then market price of the Company’s shares), with 10% of such options vested immediately upon grant and the remaining 90% vesting equally in semi-annual installments over four years from issuance.

During the year ended December 31, 2021, Ms. Arsenault was granted 1,000,000 restricted stock units and 1,770,000 stock options. The restricted stock units vest 33% on the anniversary of the grant date over a three year period and the stock options vest 25% on the one year anniversary of the grant date and monthly thereafter over a four year period.

On September 15, 2021, prior to Ms. Arsenault's appointment as CFO, Ms. Arsenault was granted 400,000 stock options in connection with her consulting arrangement with us. The stock options vest 10% on the grant date and 90% in equal annual installments thereafter over a period of four years.
The foregoing description of the employment agreements above does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreements attached hereto as an exhibit and incorporated by reference herein.
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
The foregoing descriptions of the change of control severance plan does not purport to be complete and is qualified in its entirety by reference to the full text of such change of control severance plan attached hereto as an exhibit and incorporated by reference herein.

Outstanding Equity Awards at Fiscal Year-end
As of December 31, 2021, our named executive officers held the following outstanding Company equity awards.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un- exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock Not Vested (#)	Market Value of Shares Not Vested ($)(1)

Punit Dhillon,	(2)10/10/2018	200,000	—	0.305	10/10/2028
CEO/Chairman	(3)8/7/2020	2,700,000	6,300,000	0.045	8/7/2030
	(4)12/14/2021	—	3,090,000	0.058	12/14/2031
	(5)12/14/2021					2,000,000	104,000

Kaitlyn Arsenault	(6)9/15/2021	40,000	360,000	0.120	9/15/2031
CFO	(7)10/4/2021	160,000	1,440,000	0.090	10/4/2031
	(4)12/14/2021	—	1,770,000	0.058	12/14/2031
	(5)12/14/2021					1,000,000	52,000
___________
(1)The market value of shares that have not vested is calculated based on the per share closing price of our common stock on December 31, 2021.
(2)The options specified above vest as follows: 1/12th each month on the anniversary of the grant date.
(3)The options specified above vest as follows: 10% vests on the grant date and 90% vests in equal semi-annually installments thereafter over four years.
(4)The options specified above vest as follows: 25% vests on the one year anniversary of the grant date and 1/48th vests monthly thereafter over three years following the one year anniversary of the grant date.
(5)The restricted stock units specified above vest as follows: 33% on each grant date anniversary over three years.
(6)The options specified above vest as follows: 10% vests on the grant date and 90% vests in equal annual installments thereafter over four years.
(7)The options specified above vest as follows: 10% vests on the grant date and 90% vests in equal semi-annually installments thereafter over four years.
Exercises of Options
There were no exercises of stock options by our named executive officers during the year ended December 31, 2021.
Director Compensation
As of December 31, 2021, our policy for the compensation of our non-employee directors is as follows:

Each non-employee director receives a cash retainer of $40,000 on an annual basis, and an executive chair of the Board, if one is appointed as such and is a non-employee director, receives an additional $40,000 retainer annually.

Upon election to the Board, non-employee directors receive a one-time award of 250,000 stock options which vest in twelve equal monthly installments. In subsequent annual periods, each non-employee director receives a grant of 150,000 common stock options which vest in twelve equal monthly installments.

Non-employee directors who serve as members of special committees of the Board receive additional compensation as follows:

•Audit Committee: $5,000 per year ($20,000 for the chair)

•Compensation Committee: $2,500 per year ($10,000 for the chair)

•Nominating and Corporate Governance Committee: $1,000 per year ($5,000 for the chair)

The table below summarizes the compensation paid by us to our non-employee directors for the year ended December 31, 2021. Mr. Dhillon, our employee director, does not receive additional compensation for his services as a member of our Board :

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Jim Heppell (2)	96,179	—	18,300	—	114,479
Margaret Dalesandro (3)	52,500	—	18,300	—	70,800
Praveen Tyle (4)	23,595	—	37,800	—	61,395
Keith Ward (5)	1,984	—	12,750	—	14,734
___________
(1)As of December 31, 2021, each non-employee director is entitled to an annual grant of 150,000 common stock options, all of which vest in twelve equal monthly installments. The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The value of stock option awards was estimated using the Black-Scholes option pricing model. The valuation assumptions used in the valuation of options granted may be found in Note 6 to our financial statements included in this annual report on Form 10-K for the year ended December 31, 2021.
(2)On September 14, 2021, Mr. Heppell was granted options to purchase 150,000 shares of common stock. These options have an exercise price of $0.12, vest monthly over one year and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $18,300. In addition, on August 7, 2020, Mr. Heppell was granted options to purchase 1,000,000 shares of common stock. These options have an exercise price of $0.05, vest 10% on the date of grant with the remaining 90% vesting semi-annually over two years and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $40,000. On October 10, 2018, Mr. Heppell was granted options to purchase 200,000 shares of common stock. These options have an exercise price of $0.0.03, are fully vested and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $45,000. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021 for Mr. Heppell was 1,350,000, of which 787,500 were fully vested.
(3)On September 14, 2021, Dr. Dalesandro was granted options to purchase 150,000 shares of common stock. These options have an exercise price of $0.12, vest monthly over one year and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $18,300. In addition, on August 7, 2020, Dr. Dalesandro was granted options to purchase 250,000 shares of common stock. These options have an exercise price of $0.05 and vest 10% on the date of grant with the remaining 90% vesting semi-annually over two years and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $10,000. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021 for Dr. Dalesandro was 400,000, of which 175,000 were fully vested.

(4)On September 14, 2021, Dr. Tyle was granted options to purchase 25,000 shares of common stock. These options have an exercise price of $0.12, vest monthly over one year and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $3,050. In addition, on July 22, 2021, Dr. Tyle was granted options to purchase 250,000 shares of common stock. These options have an exercise price of $0.14 and vest 10% on the date of grant with the remaining 90% vesting semi-annually over two years and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $34,750. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021 for Dr. Tyle was 275,000, of which 31,250 were fully vested.
(5)On December 14, 2021, Dr. Ward was granted options to purchase 250,000 shares of common stock. These options have an exercise price of $0.06, vest monthly over one year and have a term of 10 years from the grant date. The value of the stock option award was estimated using the Black-Scholes option pricing model and totaled $12,750. The aggregate number of shares issuable upon exercise of option awards outstanding at December 31, 2021 for Dr. Ward was 250,000, of which none have vested.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance under Equity Compensation Plans
The table below includes the following information as of December 31, 2021 for the Company’s 2014 Omnibus Incentive Plan. Shares available for issuance under the 2014 Omnibus Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock, restricted stock unit awards, performance awards and other stock-based or cash-based awards, as selected by the plan administrator. For additional information about the 2014 Omnibus Incentive Plan, refer to Note 6 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Equity Compensation Plan Information
Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares of common stock reflected in column (a)) (c)

Equity compensation plans approved by security holders	39,405,000	$0.07	14,132,929
Total	39,405,000	$0.07	14,132,929
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information with respect to beneficial ownership of our common stock as of March 24, 2022, by:
•each person known to be the beneficial owner of 5% or more of our outstanding common stock;
•each executive officer;
•each director; and
•all of the executive officers and directors as a group.

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
The information set forth in the table below is based on 495,925,112 shares of our common stock issued and outstanding on March 24, 2022.
To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address of each beneficial owner listed below is 11250 El Camino Real, Suite 100, San Diego, CA 92130.

Name and Address of Beneficial Owner	Beneficial Ownership		Percent of Class
Emerald Health Sciences, Inc. (1)	124,362,213	(2)	24.4%
Punit Dhillon	4,800,000	(3)	*%
Kaitlyn Arsenault	420,000	(4)	*%
Richard Janney	—		*%
James Heppell	1,200,000	(5)	*%
Dr. Margaret Dalesandro	200,000	(6)	*%
Dr. Praveen Tyle	66,667	(7)	*%
Dr. Keith Ward	104,167	(8)	*%
All executive officers and directors as a group (7 persons)	6,790,834		1.4%
_________
*Denotes less than 1% of our outstanding shares of common stock.
(1)The address of Sciences is 8262, The Landing, 408 - 55 Water St., Vancouver, British Columbia, Canada V6B 1A1.
(2)Includes (i) 111,387,251 shares of common stock, (ii) 7,500,000 shares issuable on exercise of warrants and (iii) 5,474,962 shares issuable upon the conversion of outstanding principal and accrued interest associated with the Amended Credit Agreement.
(3)Includes 3,800,000 shares of common stock underlying options that may be exercised within 60 days of March 24, 2022.
(4)Includes 420,000 shares of common stock underlying options that may be exercised within 60 days of March 24, 2022.
(5)Includes 700,000 shares of common stock underlying options that may be exercised within 60 days of March 24, 2022.
(6)Includes 200,000 shares of common stock underlying options that may be exercised within 60 days of March 24, 2022.
(7)Includes 66,667 shares of common stock underlying options that may be exercised within 60 days of March 24, 2022.
(8)Includes 104,167 shares of common stock underlying options that may be exercised within 60 days of March 24, 2022.
Changes in Control
Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons
Except as specified below, there have been no other transactions with related persons in the last two fiscal years, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets as of December 31, 2021 and 2020, and in which any related person had or will have a direct or indirect material interest.

Emerald Health Sciences
In January 2018, we entered into a securities purchase agreement with Emerald Health Sciences, Inc. ("Sciences") pursuant to which Sciences purchased a majority of the equity interest us, resulting in a change in control transaction. Sciences holds a significant interest in our equity as of December 31, 2021 and has provided us with financing under the Amended Credit Agreement.
On October 5, 2018, we entered into the Credit Agreement with Sciences. The Credit Agreement originally provided for a credit facility to us of up to $20,000,000, and is unsecured. Advances under the Credit Agreement bear interest at an annual rate of 7% and mature on October 5, 2022. At Sciences’ election, advances and unpaid interest may be converted into Common Stock at a fixed conversion price of $0.40, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc.
In connection with the advances under the Credit Agreement, we issued Sciences 7,500,000 warrants to purchase shares of common stock. The warrants have an exercise price of $0.50 per share, a term of five years and are fully vested. The exercise price is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to our shareholders.
On November 1, 2018, we affected an initial draw under the Credit Agreement in the amount of $2,000,000 and issued Sciences a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share, in accordance with the terms of the Credit Agreement. On February 1, 2019, we affected the second draw under the Credit Agreement in the amount of $2,000,000 and issued Sciences a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share, in accordance with the terms of the Credit Agreement. On March 29, 2019, we affected the third draw under the Credit Agreement in the amount of $2,000,000 and issued Sciences a warrant to purchase 2,500,000 shares of common stock at an exercise price of $0.50 per share, in accordance with the terms of the Credit Agreement.
On December 20, 2019, we entered into a Warrant Exchange Agreement, pursuant to which Sciences exercised 40.8 million of such warrants and paid the aggregate exercise price of approximately $4.08 million for the related warrant shares in the form of a reduction of the corresponding amount of obligations outstanding under the Credit Agreement. Upon consummation of the transaction under the Warrant Exchange Agreement, the total outstanding principal amount excluding discounts under the Credit Agreement was $2,014,500.
On April 29, 2020, we entered into an Amended and Restated Multi-Draw Credit Agreement with Sciences, which amended and restated the Credit Agreement, as reported in the current report on the Form 8-K filed with the SEC on April 29, 2020. The Amended Credit Agreement provided for a credit facility to us in the principal amount of up to $20,000,000, which includes, without limitation, the advances totaling $6,000,000 that were granted prior to the amendment. During the year ended December 31, 2020, we received the fourth and fifth advances of $150,000 and $300,000 pursuant to the Amended Credit Agreement. The advances bear interest at 7% per annum and mature on October 5, 2022. The net proceeds of each advance were used for general corporate purposes.
On March 29, 2021, we entered into amendment two to the Amended Credit Agreement to defer interest payments through the earlier of maturity or prepayment of the principal balance. On September 15, 2021, we further amended the Amended Credit Agreement to close our access to any further disbursements.

On December 19, 2019, the Company entered into an Independent Contractor Services Agreement with Dr. Avtar Dhillon, at the time, a member of Sciences Board of Directors and its CEO, pursuant to which Dr. Dhillon provided ongoing corporate finance and strategic business advisory services to the Company. In exchange for his services, Dr. Dhillon received a monthly fee of $10,000, per month for his services. Under the Independent Contractor Services Agreement, for the years ended December 31, 2021 and 2020, the Company incurred fees of $94,516 and $127,387, respectively. On September 14, 2021, Dr. Dhillon provided his notice to terminate the Independent Contractor Services Agreement, with an effective termination date of October 14, 2021. In connection with the termination of Dr. Dhillon’s Independent Contractor Services Agreement, the Company modified Dr. Dhillon's option awards to accelerate the vesting of 1,650,000 unvested stock options and, extend the post-termination exercise period from 30 days to five years for all of his outstanding awards. As of October 14, 2021, the Company no longer had any obligations or business relationship with Dr. Dhillon

On August 10, 2020, Sciences transferred to Dr. Avtar Dhillon 500,000 shares of the Company’s common stock at a deemed price of $0.10 in exchange for the cancellation of $50,000 of debt.

On August 10, 2020, Sciences, extinguished debt of $186,667 by transferring 1,566,666 shares of the Company’s common stock at a deemed price of $0.10 per share to certain officers, employees and directors of the Company.

In addition, the Board Observer Agreement in place with Sciences was amended in September 2021 to allow any board member or officer of Sciences to act as a representative of Sciences on a non-voting observer basis in meetings of the Board. On December 14, 2021, the Board Observer Agreement was terminated.
As of December 31, 2021, Jim Heppell and Punit Dhillon are board members of the Company and Emerald Health Pharmaceuticals, a subsidiary of Sciences. As of December 31, 2021, Jim Heppell is also the CEO and Chairman of Sciences and a director of VivaCell Biotechnology España, S.L.U ("VivaCell"), a wholly owned subsidiary of Sciences. The Company’s CEO, Punit Dhillon also served as a board member of Sciences and VivaCell until he tendered his resignation from such boards on August 10, 2020 and September 22, 2021, respectively.
VivaCell Biotechnology España, S.L.U (formerly known as Emerald Health Biotechnology España, S.L.U.)

In January 2021 and April 2021, we entered into two separate Collaborative Research Agreements with VivaCell, a research and development entity with substantial expertise in cannabinoid science and a subsidiary of Emerald Health Research, Inc. which is 100% owned by Sciences. Under the agreements, VivaCell will provide research and development services pursuant to agreed upon project plans for the research and development of SBI-200 and the preclinical development services for novel derivatives. The term of each agreement is initially for a one-year period. The agreements will terminate upon delivery and acceptance of the final deliverables under the project plans or if either party is in breach of the terms of the contract and such breach remains uncured for 45 days. Payment for services are based on the negotiated amounts for the completion of agreed upon objectives as provided in the Collaborative Research Agreements. For the year ended December 31, 2021, we incurred $220,418 in expenses under the Collaborative Research Agreements. The foregoing summary of the Collaborative Research Agreements do not purport to be complete and are qualified in their entirety by the full text of such agreement, a copy of which is attached as an exhibit hereto and incorporated by reference herein.

On October 11, 2021, we entered into an Exclusive Sponsored Research Agreement (the “ESRA”) with VivaCell to fund certain research and development programs which are of mutual interest to both the Company and VivaCell. We will have the right to use all data, products, and information, including intellectual property which are generated in the performance of the research under each and all projects funded by the Company pursuant to the ESRA, and VivaCell assigns and agrees to assign, to us all rights to any intellectual property created or reduced-to-practice under, or as a part of, a project funded by us pursuant to the ESRA. The foregoing summary of the ESRA does not purport to be complete and is qualified in its entirety by the full text of such agreement, a copy of which is attached as an exhibit hereto and incorporated by reference herein.

We have agreed to pay to VivaCell a royalty based on any and all licensing revenue or other consideration paid to us by a third-party licensee, assignee or purchaser of intellectual property rights created under the ESRA. In addition, upon a change of control transaction we have agreed to pay an amount equal to the royalty percentage multiplied by the fair value of the intellectual property created under the ESRA. Pursuant to the ESRA, VivaCell will provide a budget to be approved by us for each project, and we will make payments in accordance with the approved budget and pay an annual retainer to VivaCell of $200,000 per year. The initial term of the agreement is one year, with automatic renewal for successive one-year terms unless either party terminates upon 60 days' prior written notice to the other party pursuant to the ESRA.
Review, Approval and Ratification of Related Party Transactions
It is the Company's policy that all related party transactions must be approved by directors independent of the parties involved. All of the transactions described above were approved and ratified by the independent members of our Board. In connection with the approval of the transactions described above, our Board took into account several factors, including their fiduciary duties to the Company, the relationships of the related parties described above to the Company, the material facts underlying each transaction, the anticipated benefits to the Company and related costs associated with such benefits, whether comparable products or services were available, and the terms we could receive from an unrelated third party.
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
Director Independence
We have determined that Mr. Jim Heppell, Dr. Margaret Dalesandro, Dr. Praveen Tyle, and Dr. Keith Ward are independent members of our Board, as that term is defined in Rule 5605(a)(2) of the Nasdaq Listing Rules.

Item 14. Principal Accounting Fees and Services.
Audit Fees
The aggregate fees billed for each of the fiscal years ended December 31, 2021 and 2020, for professional services rendered by Mayer Hoffman McCann P.C. for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K and quarterly reviews of the unaudited interim consolidated financial statements included in our Quarterly Reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2021 and 2020 were $366,736 and $392,402, respectively. Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.
Tax Fees
None.
All Other Fees
None.
Pre-Approval Policies and Procedures
Prior to engaging Mayer Hoffman McCann P.C. to perform audit services, our Board obtains an estimate for the service to be performed. All of the services described above were approved by the members of the Audit Committee of the Board in accordance with its procedures.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Financial Statements. The following consolidated financial statements of Skye Bioscience, Inc., together with the report thereon of Mayer Hoffman McCann P.C., an independent registered public accounting firm (PCAOB Firm No. 199), are included in this Annual Report on Form 10-K:
60

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Skye Bioscience, Inc. and Subsidiaries:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Skye Bioscience, Inc., formerly known as Emerald Bioscience, Inc., and Subsidiaries ("Company") as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Irvine, California
March 25, 2022

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
ASSETS	2021	2020
Current assets
Cash	$8,983,007	$2,469,410
Restricted cash	4,571	4,566
Prepaid expenses	554,217	190,134
Prepaid expenses - related party	13,432	—
Other current assets	56,870	275
Total current assets	9,612,097	2,664,385

Property and equipment, net	87,710	7,341
Operating lease right-of-use asset	146,972	—
Other assets	8,309	—
Total assets	$9,855,088	$2,671,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$897,880	$364,340
Accounts payable - related party	2,130	17,032
Accrued interest - related party	174,911	44,087
Accrued payroll liabilities	344,450	61,547
PPP loan current	—	64,062
Other current liabilities	375,842	197,564
Derivative liabilities	59,732	38,567
Multi-draw credit agreement - related party	450,000	—
Convertible multi-draw credit agreement - related party, net of discount	1,524,905	—
Operating lease liability, current portion	82,372	—
Total current liabilities	3,912,222	787,199

Non-current liabilities
PPP loan non-current	—	52,638
Multi-draw credit agreement - related party	—	450,000
Convertible multi-draw credit agreement - related party, net of discount	—	931,103
Operating lease liability, net of current portion	78,700	—
Total liabilities	3,990,922	2,220,940

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value; 50,000,000 and 20,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 5,000,000,000 and 500,000,000 shares authorized; 476,108,445 and 288,074,415 shares issued and outstanding at December 31, 2021 and 2020, respectively	476,108	288,074
Additional paid-in-capital	52,644,221	38,896,693
Accumulated deficit	(47,256,163)	(38,733,981)
Total stockholders’ equity	5,864,166	450,786
Total liabilities and stockholders’ equity	$9,855,088	$2,671,726

See accompanying notes to the consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31
	2021	2020
Operating expenses
Research and development	$2,931,437	$1,944,411
General and administrative	4,916,277	4,344,602
Total operating expenses	7,847,714	6,289,013

Operating loss	(7,847,714)	(6,289,013)

Other expense (income)
Change in fair value of derivative liabilities	21,165	(436,270)
Gain on forgiveness of PPP loan	(117,953)	—
Interest expense	769,159	706,385
Interest income	(3)	(29)
Total other expense (income), net	672,368	270,086

Loss before income taxes	(8,520,082)	(6,559,099)

Provision for income taxes	2,100	1,600

Net loss and comprehensive loss	$(8,522,182)	$(6,560,699)

Loss per common share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

Weighted average shares of common stock outstanding used to compute loss per share:
Basic	406,599,390	230,746,878
Diluted	406,599,390	231,420,973
See accompanying notes to the consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2021	2020
Cash flows from operating activities:
Net loss and comprehensive loss	$(8,522,182)	$(6,560,699)
Adjustments to reconcile net loss and comprehensive loss to net cash used in operating activities:
Depreciation and amortization	34,131	1,872
Stock-based compensation expense	869,206	302,742
Change in fair value of derivative liabilities	21,165	(436,270)
Amortization of debt discount - related party	593,802	544,033
Gain on debt forgiveness	(117,953)	—
Changes in assets and liabilities:
Prepaid expenses	(364,083)	(37,439)
Prepaid expenses - related parties	(13,432)	—
Other current assets	(56,595)	7,275
Other assets	(8,309)	—
Accounts payable	533,540	234,531
Accounts payable – related party	(14,902)	7,032
Accrued interest – related party	130,824	44,087
Accrued payroll liabilities	282,903	—
Operating lease liability	(9,534)	—
Other current liabilities	166,531	(161,295)
Net cash used in operating activities	(6,474,888)	(6,054,131)

Cash flows from investing activities:
Purchases of property and equipment	(90,866)	(7,230)
Net cash used in investing activities	(90,866)	(7,230)

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants - net of $935,260 and $854,078 of issuance costs in 2021 and 2020, respectively	6,062,774	6,085,589
Proceeds from warrant exercises	6,999,999	48,533
Proceeds from pre-funded warrant exercises	11,800	—
Proceeds from option exercises	4,783	—
Proceeds from PPP loan	—	116,700
Proceeds from multi-draw credit agreement - related party	—	450,000
Net cash provided by financing activities	13,079,356	6,700,822

Net increase in cash and restricted cash	6,513,602	639,461

Cash and restricted cash, beginning of year	$2,473,976	$1,834,515

Cash and restricted cash, end of year	$8,987,578	$2,473,976

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$8,983,007	$2,469,410
Restricted cash	4,571	4,566
Total cash and restricted cash shown in the consolidated statements of cash flows	$8,987,578	$2,473,976

Cash paid during the year for:
Interest	$44,087	$117,459
Income taxes	1,600	1,600

Supplemental disclosures of non-cash financing activities:
Establishment of right-of-use asset	$170,606	$—
Reclassification of warrant liabilities to equity from exercise of warrants	—	26,250
See accompanying notes to the consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amounts

Balance, December 31, 2019	182,895,247	$182,895	$32,538,445	$(32,173,282)	$548,058

Stock-based compensation expense	—	—	302,742	—	302,742

Issuance of common stock and warrants, net of issuance costs of $854,078	56,333,334	56,333	6,029,256	—	6,085,589

Exercise of pre-funded warrants	48,533,334	48,533	—	—	48,533

Series B warrant exercises	312,500	313	26,250	—	26,563

Net loss and comprehensive loss for the year ended December 31, 2020	—	—	—	(6,560,699)	(6,560,699)

Balance, December 31, 2020	288,074,415	$288,074	$38,896,693	$(38,733,981)	$450,786

Stock-based compensation expense	1,350,000	1,350	854,856	—	856,206

Issuance of common stock and warrants, net of issuance costs of $935,260	58,111,112	58,111	6,004,663	—	6,062,774

Exercise of pre-funded warrants	11,800,000	11,800	—	—	11,800

Exercise of common stock warrants	116,666,668	116,666	6,883,333	—	6,999,999

Exercise of stock options	106,250	107	4,676	—	4,783

Net loss and comprehensive loss for the year ended December 31, 2021	—	—	—	(8,522,182)	(8,522,182)

Balance, December 31, 2021	476,108,445	$476,108	$52,644,221	$(47,256,163)	$5,864,166
See accompanying notes to the consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations and Business Activities
Nature of Operations
Skye Bioscience, Inc. (the "Company") was initially incorporated in Nevada on March 16, 2011 as Load Guard Logistics, Inc. On October 31, 2014, the Company closed a reverse merger transaction (the "Merger") pursuant to which Nemus, a California corporation ("Nemus Sub"), became the Company’s wholly owned subsidiary, and the Company assumed the operations of Nemus Sub. Nemus Sub was incorporated in the State of California on July 17, 2012. On November 3, 2014, the Company changed its name to Nemus Bioscience, Inc. by merging with Nemus Sub to form a Nevada company.
Effective March 25, 2019, the Company changed its name from Nemus Bioscience, Inc. to Emerald Bioscience, Inc. Effective January 19, 2021, the Company changed its name from Emerald Bioscience, Inc. to Skye Bioscience, Inc.
In August 2019, the Company formed a new subsidiary in Australia, SKYE Bioscience Pty Ltd. (formerly "EMBI Australia Pty Ltd."), an Australian proprietary limited company ("SKYE Bioscience Australia"), in order to qualify for the Australian government’s research and development tax credit for research and development dollars spent in Australia. The primary purpose of SKYE Bioscience Australia is to conduct clinical trials for the Company’s product candidates.
The Company is a pre-clinical pharmaceutical company located in San Diego, California that researches and develops and plans to commercialize cannabinoid derivatives through its own directed research efforts and through several license agreements with the University of Mississippi ("UM").
As of December 31, 2021, the Company has devoted substantially all its efforts to securing product licenses, carrying out its own research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since inception and as of December 31, 2021, had an accumulated deficit of $47,256,163. As of December 31, 2021, the Company had unrestricted cash in the amount of $8,983,007. For the years ended December 31, 2021 and 2020, the Company incurred losses from operations of $7,847,714 and $6,289,013, respectively. The Company expects to continue to incur significant losses and negative cash flows from operations through 2022 and into the foreseeable future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. As the Company approaches its first clinical trial, it expects to ramp up research and development spending and to increase cash used in operating activities. However, based on the Company’s expected cash requirements, without obtaining additional funding by the third quarter of 2022, management believes that the Company will not have enough funds to continue clinical studies and pay down its related party debt. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the "Credit Agreement") with Emerald Health Sciences ("Sciences"), a related party (See Note 11). On April 29, 2020, the Company entered into an Amended and Restated Multi-Draw Credit Agreement (the "Amended Credit Agreement") with Sciences. As of December 31, 2021, the Company had an outstanding principal balance of $2,464,500 under the Amended Credit Agreement. Effective September 15, 2021, the disbursement line under the Amended Credit Agreement was closed and it no longer serves as a potential source of liquidity to the Company. The outstanding advances plus accrued interest under the Amended Credit Agreement are due on October 5, 2022 (See Note 4).
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

In December 2019, a novel strain of coronavirus ("COVID-19") emerged in Wuhan, China. Since then, it has spread to the United States, the European Union, and Australia, where the Company has operations and conducts laboratory research and clinical studies. The effects of COVID-19 could impact the Company's ability to operate as a going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. It is possible that the Company may encounter issues relating to the current situation that will need to be considered by management in the future. The factors to take into account in going concern judgments and financial projections include travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and the general economy.

The Company has made adjustments to its operations designed to keep its employees safe and comply with federal, state, and local guidelines. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.
Notably, the Company relies on third party manufacturers to produce its product candidates. The manufacturing of SBI-100 is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States. In connection with the COVID-19 pandemic, there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. The location of the clinical trial are clinical sites in Australia and since the COVID-19 outbreak in that country, the multiple cities have experienced health emergency lockdowns which have had a negative impact on the conduct and timelines of clinical studies. Therefore, the Company has shifted its first-in-human studies of SBI-100 to the second quarter of 2022.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and the accompanying notes. Actual results could differ from those estimates.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries SKYE Bioscience Australia and Nemus Sub. All intercompany accounts and transaction have been eliminated in consolidation.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates and judgments as to the appropriate carrying values of equity instruments, derivative liabilities, debt with embedded features, and the valuation of stock based compensation awards, which are not readily apparent from other sources.
Risks and Uncertainties

The Company’s operations are subject to a number of risks and uncertainties, including but not limited to, changes in the general economy, the size and growth of the potential markets for any of the Company’s product candidates, uncertainties related to the impact of COVID-19 (Note 1), results of research and development activities, uncertainties surrounding regulatory developments in the United States, the European Union and Australia, and the Company’s ability to attract new funding.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying values of those investments approximate their fair value due to their short maturity and liquidity. Cash includes cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk. As of December 31, 2021, and 2020, the Company has no cash equivalents.

Restricted cash on the balance sheet represents a certificate of deposit held by the Company’s bank as collateral for the Company’s credit cards.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally two to three years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining lease term. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are expensed as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the accompanying Consolidated Balance Sheets.
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
The carrying values of the Company’s financial instruments, with the exception of the Amended Credit Agreement and derivative liabilities, approximate their fair value due to their short maturities. The derivative liabilities are valued on a recurring basis utilizing Level 3 inputs (Note 3).
As of December 31, 2020, the Company estimated that the fair value of the Amended Credit Agreement to be materially consistent with the fair value estimate as of December 31, 2019 of $1,877,938, plus the non-convertible advances made in 2020. This determination was based on the following considerations: (i) the Company has not experienced any significant change in its credit worthiness or operations year over year, (ii) there have been no repayments or convertible draws, (iii) the facility is closer to maturity, and (iv) the embedded conversion feature on the convertible advances is out-of-the-money at the reporting date. As of December 31, 2021, the Company estimated that the fair value of the Amended Credit Agreement, including the non-convertible advances was $2,484,768. As of December 31, 2021 and 2020, the carrying value of the Amended Credit Agreement was $1,974,905 and $1,381,103, respectively. Information pertinent to estimating the fair value of the Amended Credit Agreement includes valuing the embedded conversion feature using Level 3 inputs and considering the discounted cash flows of the interest and principal payments through maturity (Note 4).

Income Taxes
The Company accounts for deferred income tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities, net operating loss carryforwards (the “NOLs”) and other tax credit carryforwards. These items are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date. Any interest or penalties would be recorded in the Company’s Consolidated Statements of Comprehensive Loss in the period incurred. When necessary, the Company recognizes interest and penalties related to income tax matters in income tax expense.
The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Due to the substantial doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2021 and 2020. As a result of this valuation allowance, there are no income tax benefits reflected in the accompanying Consolidated Statements of Comprehensive Loss to offset pre-tax losses.

The Company recognizes a tax benefit from uncertain tax positions when it is more likely than not (50%) that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.

Convertible Instruments

The Company accounts for hybrid contracts with embedded conversion features in accordance with GAAP. ASC 815, Derivatives and Hedging Activities ("ASC 815") which requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible debt instruments with embedded conversion features in accordance with ASC 470-20, Debt with Conversion and Other Options ("ASC 470-20") if it is determined that the conversion feature should not be bifurcated from their host instruments. Under ASC 470-20, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the difference between the fair value of the underlying common stock at the commitment date and the embedded effective conversion price. When the Company determines that the embedded conversion option should be bifurcated from its host instrument, the embedded feature is accounted for in accordance with ASC 815. Under ASC 815, a portion of the proceeds received upon the issuance of the hybrid contract is allocated to the fair value of the derivative. The derivative is subsequently recorded at fair value at each reporting date based on current fair value, with the changes in fair value reported in the results of operations.

The Company also follows ASC 480-10, Distinguishing Liabilities from Equity ("ASC 480-10") when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported in other expense (income), net in the accompanying Consolidated Statements of Comprehensive Loss.

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
Research and Development Expenses and Licensed Technology
Research and development costs are expensed when incurred. These costs may consist of external research and development expenses incurred under agreements with third party contract research organizations and investigative sites, third party manufacturing organizations and consultants; license fees; employee-related expenses, which include salaries and benefits for the personnel involved in the Company’s preclinical drug development activities, other expenses and equipment and laboratory supplies.
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
Stock-Based Compensation Expense
Stock-based compensation expense is estimated at the grant date based on the fair value of the award, and the fair value is recognized as expense ratably over the vesting period with forfeitures accounted for as they occur. Upon the exercise of stock option awards, the Company's policy is to issue new shares of its common stock. The Company uses the Black-Scholes valuation method for estimating the grant date fair value of stock options using the following assumptions:
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
Comprehensive (Loss) Income
Comprehensive (loss) income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. ASC 220 Comprehensive Income requires that an entity records all components of comprehensive (loss) income, net of their related tax effects, in its financial statements in the period in which they are recognized. For the years ended December 31, 2021 and 2020, the comprehensive loss was equal to net loss.

Loss Per Common Share
The Company applies ASC No. 260, Earnings per Share in calculating its basic and diluted loss per common share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. The diluted loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, restricted stock subject to vesting, warrants to purchase common stock and common shares underlying convertible debt instruments are considered to be common stock equivalents. In periods with a reported net loss, such common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is anti-dilutive. For additional information regarding the loss per share, see Note 7 “Loss Per Share of Common Share.”
Leases

In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), to enhance the transparency and comparability of financial reporting related to leasing arrangements. The Company adopted the standard effective January 1, 2019.

At the inception of an arrangement, the Company determines whether the arrangement is, or contains, a lease based on the unique facts and circumstances present. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in the lease contract is typically not readily determinable. As such, the Company utilizes its incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

Lease expense is recognized over the expected term on a straight-line basis. Operating leases are recognized on the Consolidated Balance Sheets as operating lease right-of-use assets, operating lease liability, current portion and operating lease liability, net of current portion.
Recent Accounting Pronouncements
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The aim of ASU 2021-10 is to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Diversity currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities because of the lack of specific authoritative guidance in GAAP. The ASU will be effective for annual reporting periods after December 15, 2021, and early adoption is permitted. Upon implementation, the Company may use either a prospective or retrospective method of adoption when adopting the ASU. The adoption of ASU 2021-10 will impact the disclosures related to the rebates that the Company receives from the Australian Taxation Office ("ATO") against research and development activities for its Phase I clinical trials in Australia. The Company currently plans to adopt the provisions of this ASU on the effective date using a prospective adoption method as rebates from the ATO in prior periods have not been material to the Company's financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The aim of ASU 2021-08 is to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) Recognition of an acquired contract liability, and (2) Payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU will be effective for annual reporting periods after December 15, 2022, should be applied on a prospective basis and early adoption is permitted. The adoption of ASU 2021-08 does not currently impact the Company's financial statements. The Company plans to adopt the provisions of this ASU on the effective date but reserves the right to early adopt this guidance.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in fiscal periods ending after December 15, 2020. Upon implementation, the Company may use either a modified retrospective or full retrospective method of adoption. The adoption of ASU 2020-6 will likely impact the way the Company calculates its (loss) earnings per share, result in expanded disclosures around convertible instruments and remove the requirement to assess and record beneficial conversion features. The impact from adoption will depend on whether the Company elects to early adopt this ASU. The Company currently plans to adopt the provisions of this ASU on the effective date. However, it reserves the right to early adopt these provisions.

Recently Adopted Accounting Pronouncements

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The aim of ASU 2021-04 is to clarify and reduce diversity in an issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. The Company elected to early adopt this guidance as of July 1, 2021, and has applied the guidance as of January 1, 2021, in accordance with the ASU. The adoption of this guidance had no impact on the interim periods in 2021 prior to the date of adoption. Upon implementation, the new guidance was applied to the July 2021 Inducement (Note 5), which resulted in recording the value attributable to the Inducement Warrants as an equity issuance cost. Because this amendment provided clarification where there was a lack of GAAP, management has determined that there was no resulting impact from the adoption of this standard to the financial statements.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this ASU represent changes to clarify the ASC, correct unintended application of the guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This new standard was effective beginning January 1, 2021. The adoption of ASU 2020-10 did not have a material impact on the Company's financial position or results of operations upon adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The ASU was effective and adopted by the Company on January 1, 2021. However, as of the effective date the Company did not have any cloud computing arrangements for which this guidance was applicable. During the fourth quarter of 2021, the Company entered into hosting arrangements meeting the definition of a service contract for which this guidance will be applicable. Due to the short term nature of these contracts, the impact to the Company's financial statements from the adoption of this guidance was not material.

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
Warrants vested and outstanding as of December 31, 2021 are summarized as follows:

Source	Exercise Price	Term (Years)	Number of Warrants Vested and Outstanding
Pre 2015 Common Stock Warrants	$1.00	10	1,110,000
2015 Common Stock Warrants	5.00	10	100,000
2016 Common Stock Warrants to Service Providers	1.15	10	40,000
2017 Series D Common Stock Warrants to Placement Agent	0.25	5	480,000
2017 Common Stock Warrants to Service Provider	0.41	5	125,000
2018 Emerald Financing Warrants	0.10	5	3,400,000
Emerald Multi-Draw Credit Agreement Warrants	0.50	5	7,500,000
2019 Common Stock Warrants	0.35	5	8,000,000
2020 Common Stock Warrants to Placement Agent	0.08	4.99	8,166,667
2021 Inducement Warrants	0.15	5	21,166,667
2021 Inducement Warrants to Placement Agent	0.19	5	1,481,667
2021 Common Stock Warrants	0.09	5	77,777,779
2021 Pre-Funded Warrants	0.0001	Indefinite	19,666,667
2021 Common Stock Warrants to Placement Agent	0.11	5	5,444,445
Total warrants vested and outstanding as of December 31, 2021			154,458,892
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

The warrants were vested at issuance and were valued utilizing the Black-Scholes Merton option pricing model with the following assumptions:

	Common Stock Warrants	Placement Agent Warrants
Dividend yield	—%	—%
Volatility factor	137.87%	137.87%
Risk-free interest rate	0.73%	0.73%
Expected term (years)	5.0	5.0
Underlying common stock price	$0.15	$0.15

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

	Common Stock Warrants	Pre-funded Warrants	Placement Agent Warrants
Dividend yield	—%	—%	—%
Volatility factor	136.02%	135.06%	136.02%
Risk-free interest rate	1.01%	1.55%	1.01%
Expected term (years)	5.0	10.0	5.00
Underlying common stock price	$0.09	$0.09	$0.09
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

	Common Stock Warrants	Pre-funded Warrants	Placement Agent Warrants
Dividend yield	—%	—%	—%
Volatility factor	91.64%	93.86%	91.64%
Risk-free interest rate	0.19%	0.52%	0.19%
Expected term (years)	5.0	10	4.99
Underlying common stock price	$0.05	$0.05	$0.05
Derivative Liabilities
The following tables summarize the activity of derivative liability for the periods indicated:

	Year Ended December 31, 2021
	DECEMBER 31, 2020, Fair Value of Derivative Liability	Fair Value of Derivative Liability Issued	Change in Fair value of Liability	Reclassification of Derivative to Equity	December 31, 2021, Fair Value of Derivative Liability
Emerald Financing - warrant liability (1)	38,567	—	21,165	—	59,732
Total derivative liability	$38,567	$—	$21,165	$—	$59,732

	Year Ended December 31, 2020
	December 31, 2019 , Fair Value of Derivative Liabilities	Fair Value of Derivative Liabilities Issued	Change in Fair value of Liabilities	Reclassification of Derivatives to Equity	December 31, 2020, Fair Value of Derivative Liabilities
Emerald Multi-Draw Credit Agreement - compound derivative liability (2)	$90,797	$—	$(90,797)	$—	$—
Emerald Financing - warrant liability (1)	276,024	—	(237,457)	—	38,567
Series B - warrant liability (3)	134,579	—	(108,016)	(26,563)	—
Total derivative liabilities	$501,400	$—	$(436,270)	$(26,563)	$38,567
Less, noncurrent portion of derivative liabilities	(90,797)				—
Current balance of derivative liabilities	$410,603				$38,567
Emerald Financing Warrant Liability (1)
The Emerald Financing Warrants were issued during 2018 in connection with the Emerald Financing, and originally contained a price protection feature. In connection with the August 2020 Financing, the exercise price was permanently set to $0.10. The warrants contain a contingent put option if the Company undergoes a subsequent financing that results in a change in control. The warrant holders also have the right to participate in subsequent financing transactions on an as-if converted basis.
The Company reviewed the warrants for liability or equity classification under the guidance of ASC 480-10, Distinguishing Liabilities from Equity, and concluded that the warrants should be classified as a liability and re-measured to fair value at the end of each reporting period. The Company also reviewed the warrants under ASC 815, Derivatives and Hedging/Contracts in Entity’s Own Equity, and determined that the warrants also meet the definition of a derivative. With the assistance of a third party valuation specialist, the Company valued the warrant liabilities utilizing the Monte Carlo valuation method pursuant to the accounting guidance of ASC 820-10, Fair Value Measurements. Beginning March 31 2021, the Company changed its valuation model for the Emerald Financing Warrant Liability to a Black-Scholes valuation method, as it was determined that a more simplistic model such as the Black-Scholes valuation method yields a substantially similar result as a Monte Carlo simulation due to the Company's current assumptions.

The warrant liabilities were valued at the balance sheet dates using the following assumptions:

	As of December 31,
	2021	2020
Dividend yield	—%	—%
Volatility factor	126.50%	90.90%
Risk-free interest rate	0.43%	0.14%
Expected term (years)	1.13	2.13
Underlying common stock price	$0.05	$0.04
Emerald Multi-Draw Credit Agreement Compound Derivative Liability (2)
In connection with the advances under the Credit Agreement (See Note 4), the Company bifurcated a compound derivative liability related to a contingent interest feature and acceleration upon default provision (contingent put option) provided to Sciences. The Company’s estimate of fair value of the compound derivative liability was determined by using a differential cash flows valuation model, wherein the fair value of the underlying debt facility and its conversion right are estimated both with and without the presence of the contingent interest feature, holding all other assumptions constant. The resulting difference between the estimated fair values in both scenarios is the estimated fair value of the compound derivative. The fair value of the underlying debt facility was estimated by calculating the expected cash flows with consideration of the estimated probability of a change in control transaction, defined as an event of default by the agreement, and applying the expected default interest rate from the date of such default through maturity. The expected cash flows are then discounted back to the reporting date using a benchmark market yield. The conversion right component of the compound derivative was measured using a standard Black-Scholes Option Pricing model for each payment period.

On April 29, 2020, the Company entered into the Amended Credit Agreement which removed the change in control provision as an event of default for advances before and after the amendment. As a result of the modification, the contingent interest feature component of the compound derivative is no longer required to be bifurcated as a derivative liability. During the year ended December 31, 2020, the liability was reduced to $0 through an adjustment to the change in fair value of derivative liabilities.
Because Sciences would forgo the contingent interest if the contingent put option was exercised upon an event of default, the value ascribed to the contingent put option within the compound derivative is considered de minimis before and after the amendment to the Credit Agreement.
Series B Warrant Liability (3)
During the year ended December 31, 2020, 312,500 Series B Common Stock Warrants with an intrinsic value of $26,563 were exercised for no consideration per share, which resulted in the issuance of 312,500 shares of common stock. Prior to exercise, these Series B Warrants were adjusted to fair value using a Black-Scholes valuation method which considered the closing trading price on the exercise dates. Because the exercise price of these options had been reset to $0.00, the fair value derived from the valuation model approximated the market value of the Company’s common stock on the exercise dates. The warrants required liability classification because of certain cash redemption rights upon the occurrence of certain fundamental transactions, as defined in the Series B Common Stock Warrant agreements.

4. Debt
Multi-Draw Credit Agreement-Related Party
The Company’s Debt with Sciences consists of the following:

		As of December 31,
	Conversion Price	2021	2020
Total principal value of convertible debt—related party	$0.40	$2,014,500	$2,014,500
Unamortized debt discount		(487,668)	(1,079,821)
Unamortized debt issuance costs		(1,927)	(3,576)
Carrying value of total convertible debt—related party		1,524,905	931,103
Total principal value of non-convertible debt—related party	n/a	450,000	450,000
Total carrying value of advances under the multi-draw credit agreement		$1,974,905	$1,381,103
On October 5, 2018, the Company entered into the Credit Agreement with Sciences, a related party (See Note 11). On April 29, 2020, the Company entered into the Amended Credit Agreement with Sciences, which amends and restates the Credit Agreement. For all pre-existing and new advances, the Amended Credit Agreement removed the change in control as an event of default (See Note 3) and deferred the quarterly payment of interest until the Company completed a capital raise of at least $5,000,000. As of August 2020, interest ceased being deferred as a result of the August 2020 Financing. The amendments to the pre-existing advances were accounted for as a modification.
On March 29, 2021, the Company amended the Amended Credit Agreement to defer interest payments through the earlier of maturity or prepayment of the principal balance. On September 15, 2021, the Company further amended the Amended Credit Agreement to close the disbursement line. The amendments were considered a modification for accounting purposes.
Advances under the Amended Credit Agreement are unsecured and bear interest at an annual rate of 7% and mature on October 5, 2022. At Sciences' election, convertible advances and unpaid interest may be converted into common stock at the fixed conversion price of the underlying advance, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc.

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
In connection with each advance under the Amended Credit Agreement, the Company agreed to issue to Sciences warrants to purchase shares of common stock in an amount equal to 50% of the number of shares of common stock that each advance may be converted into. The warrants have a term of five years that are immediately exercisable upon issuance. All of the warrants issued under the Credit Agreement have an exercise price of $0.50 per share. The exercise price is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s stockholders (See Note 3).
In accounting for each advance and the warrants issued under the Amended Credit Agreement, the Company allocated the proceeds between the debt host and the freestanding warrants on a relative fair value basis for each advance. On the date of each advance, if the effective conversion rate of the debt was less than the market value of the Company’s common stock, the Company recorded a beneficial conversion feature as a discount to the debt and an increase to additional paid-in capital. The debt discounts related to the warrants, beneficial conversion features and compound derivatives, if any, are being amortized over the term of the Amended Credit Agreement using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense and the compound derivatives related to the contingent interest feature and acceleration upon default provision were remeasured at fair value in subsequent periods in the Company’s Consolidated Balance Sheets.
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
During the year ended December 31, 2019, the Company used $3,985,500 in proceeds from the exercise of the 2019 Emerald Financing Warrants to prepay a portion of the outstanding principal balance. In connection with the prepayment, the Company recorded an extinguishment loss of $725,425 in the fourth quarter of 2019. The extinguishment loss was calculated as the difference between the fair value of the consideration paid to extinguish the debt and carrying value of the debt host plus the related compound derivative liability.
During the year ended December 31, 2020, the Company effected a fourth and fifth advance in the amounts of $150,000 and $300,000, respectively. Sciences has elected that the fourth and fifth advances will not be convertible into shares of the Company’s common stock and gave notice to the Company that no warrants will be issued in connection with the advances.
Aggregate financing costs of $63,007 have been incurred and are recorded as a discount to the debt host and are being amortized using the effective interest rate method and recognized as non-cash interest expense over the term of the Amended Credit Agreement.
For the years ended December 31, 2021 and 2020, the effective interest rate related to the convertible portion of the Amended Credit Agreement was 43.30% and 98.01%, respectively. As of December 31, 2021, the unamortized debt discount on the convertible advances will be amortized over a remaining period of approximately 0.76 years. As of December 31, 2021, the fair value of the shares underlying the convertible advances under the Amended Credit agreement was $261,885. As of December 31, 2021, the if-converted value did not exceed the principal balance.

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
On April 5, 2021, the Company submitted an application for the full forgiveness of the PPP Loan to the PPP Loan Lender for the full amount of the loan. On May 20, 2021, the Company received notification that the application was accepted and that the full amount of the PPP Loan including accrued interest was forgiven. During the year ended December 31, 2021, the Company has recorded a gain on forgiveness of the PPP loan in an amount of $117,953.

Interest Expense
The Company’s interest expense consists of the following:

	Year Ended December 31,
	2021	2020
Related party interest expense – stated rate	$174,911	$161,546
PPP loan interest expense – stated rate	446	806
Non-cash interest expense:
Amortization of debt discount	592,154	542,523
Amortization of transaction costs	1,648	1,510
	$769,159	$706,385
5. Stockholders’ Equity and Capitalization

As of December 31, 2021 and 2020, the Company had reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	Year Ended December 31,
	2021	2020
Options issued and outstanding	35,405,000	22,050,000
Options available for grant under the 2014 Plan	14,132,929	12,790,775
Restricted stock unit awards issued and outstanding	4,000,000	0
Unreleased restricted stock awards issued to a service provider	150,000	0
Common stock underlying the Amended Credit Agreement	5,393,684	5,126,343
Warrants issued and outstanding	154,458,892	157,513,335
	213,540,505	197,480,453

Increase to Authorized Shares of Capital Stock

On February 5, 2021, the Company increased its authorized shares of common and preferred stock to 5,000,000,000 and 50,000,000, respectively.
Common Stock
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
Warrant Exercises
During the year ended December 31, 2021, 11,800,000 pre-funded warrants with an intrinsic value of $460,200 were exercised in exchange for 11,800,000 shares of common stock for gross proceeds of $11,800. As of December 31, 2021 all of the pre-funded warrants from the August 2020 Financing have been exercised.
During the year ended December 31, 2021, 116,666,668 of the 2020 common stock warrants, including the warrants that were exercised in connection with the July 2021 Inducement discussed above, with an intrinsic value of $8,764,967 were exercised in exchange for 116,666,668 shares of common stock for gross proceeds of $6,999,999.
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

6. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, the Board approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The 2014 Plan initially reserved 3,200,000 shares for future grants. In October 2018, the Company increased the share reserve under the 2014 Plan to equal 10% of the number of issued and outstanding shares of common stock of the Company on an evergreen basis. In August 2020, the Company approved Amendment No. 2 to the 2014 Plan, which increased the share reserve by an additional 7,876,835 shares over the 10% of the number of issued and outstanding shares of common stock and removed certain restrictions on the number of shares of common stock and the amount of cash-based awards up to which participants of the 2014 Plan can receive in a calendar year. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of December 31, 2021, the shares available for future grant under the 2014 Plan are as follows:

Shares Available for Grant
Available as of December 31, 2020	12,790,775
Share pool increase	18,803,404
Cancelled	202,500
Forfeited	1,091,250
Granted	(18,755,000)
Available as of December 31, 2021	14,132,929
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
Options granted under the 2014 Plan may be immediately exercisable if permitted in the specific grant approved by the Board of Directors and, if exercised early may be subject to repurchase provisions. The shares issued generally vest over a period of one to four years from the date of grant.
The following is a summary of option activities under the Company’s 2014 Plan for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2020	22,050,000	$0.06	9.52	$—

Granted	14,755,000	0.08
Exercised	(106,250)	0.05		13,281
Forfeited	(1,091,250)	0.05
Cancelled	(202,500)	0.05
Outstanding, December 31, 2021	35,405,000	$0.07	9.08	$134,750
Exercisable, December 31, 2021	9,122,500	$0.09	8.41	$49,963
Vested and expected to vest, December 31, 2021	35,405,000	$0.07	9.08	$134,750
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2021 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").

During the year ended December 31, 2021, the Company received gross proceeds of $4,783 from the exercise of stock options.
The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2021 and 2020 was $0.07 and $0.04, respectively. The total fair value of the stock options that vested during the years ended December 31, 2021 and 2020 was $316,929 and $168,168, respectively.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

	Year Ended December 31,
	2021	2020
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.01-1.11%	0.28-0.46%
Expected term (years)	5.27-6.13	5.65-6.13
Volatility	119.10-138.00%	92.51-107.87%

In connection with the termination of Dr. Avtar Dhillon's Independent Contractor Agreement on October 14, 2021 (Note 11), the Company modified Dr. Dhillon's option awards to accelerate the vesting of 1,650,000 unvested stock options and, extend the post-termination exercise period from 30 days to five years for all of his outstanding awards. The approval of the modification and receipt of notice to terminate the Independent Contractor Agreement on September 14, 2021, resulted in the recognition of $309,487 in stock compensation expense for the year ended December 31, 2021.
Restricted Stock Units
On December 14, 2021, the Company granted restricted stock units (“RSUs”) to its executive management team. The RSUs cliff vest 33% per year on the anniversary of the grant date over a three year period. The following is a summary of restricted stock unit activity during the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	—	$—

Granted	4,000,000	0.06
Released	—	—
Unvested, December 31, 2021	4,000,000	$0.06
There was no RSU activity under the Company’s 2014 Plan during the year ended December 31, 2020.

Awards Granted Outside the 2014 Plan

During the year ended December 31, 2021, the Company granted 1,200,000 and 300,000 restricted shares of common stock to a non-employee consultant for investor relations services under two successive six month service contracts. Half of the shares will be issued within the first month of entering each service contract and the remaining half will be issued within thirty days from contract completion.

The following is a summary of restricted stock activity outside of the Company’s 2014 Plan during the year ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2020	—	$—

Granted	1,500,000	0.12
Released	(1,350,000)	0.12
*Unvested, December 31, 2021	150,000	$0.13
*As of December 31, 2021, the Company has recorded a share issuance liability of $13,000, included in other current liabilities for the vested and unreleased portion of the restricted stock awards (Note 13).
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period. The Company recognized stock-based compensation expense, including compensation expense for RSUs discussed above, in its Consolidated Statements of Comprehensive Loss as follows:

	Year Ended December 31,
	2021	2020
Research and development	$59,653	$93,545
General and administrative	809,553	209,197
	$869,206	$302,742
The total amount of unrecognized compensation cost was $1,645,478 as of December 31, 2021. This amount will be recognized over a weighted-average period of 3.12 years.
7. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	For the Year Ended December 31, 2021
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Net loss and comprehensive loss	$(8,522,182)

Basic EPS
Loss available to common stockholders	(8,522,182)	406,599,390	$(0.02)

Diluted EPS
Loss available to common stockholders + assumed conversions	$(8,522,182)	406,599,390	$(0.02)

	For the Year Ended December 31, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net loss and comprehensive loss	$(6,560,699)

Basic EPS
Income available to common stockholders	(6,560,699)	230,746,878	$(0.03)

Effect of Dilutive Securities
Warrants – liability classified	(345,473)	674,095

Diluted EPS
Loss available to common stockholders + assumed conversions	$(6,906,172)	231,420,973	$(0.03)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Stock options	35,405,000	22,050,000
Unvested restricted stock units	4,000,000	—
Unvested restricted stock	150,000	—
Common shares underlying convertible debt	5,393,684	5,126,343
Warrants	134,792,225	145,039,240
8. Income Taxes
The components of loss before the income tax provision consist of the following:

	Year Ended December 31,
	2021	2020
United States	$(8,446,034)	$(6,556,280)
Foreign	(74,048)	(2,819)
Pre-tax loss and comprehensive loss from operations	$(8,520,082)	$(6,559,099)
The Company is subject to taxation in the United States, various states, and Australia. The Company’s tax years for 2018 (federal), 2017 (states) and 2020 (Australia) and forward are subject to examination by the United States, state and Australia tax authorities. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and credits were generated and carried forward and make adjustments up to the amount of the NOL and credit carryforwards.  The Company is not currently under examination by any jurisdiction.
At December 31, 2021, the Company had federal and state NOLs aggregating $36,355,745 and $36,211,638, respectively. If not used, $13,129,037 of Federal NOLs and $36,138,820 of state NOLs will begin to expire in 2033. $23,226,708 of federal NOLs and $72,818 of state NOLs will carry forward indefinitely subject to an 80% limitation against taxable income. At December 31, 2021, the Company had Australia NOLs aggregating $71,322 which do not expire.
At December 31, 2021, the Company had federal and California research credit carryforwards of approximately $208,183 and $87,316, respectively. The federal research credit carry forwards will begin to expire in 2040, unless previously utilized and the California research credits will carry forward indefinitely. The Company’s NOLs and research credit carryforwards are subject to a reserve.

Utilization of the domestic NOL could be subject to a substantial annual limitation due to ownership change limitations that may have occurred, or that could occur in the future, as required by Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), as well as similar state provisions. These ownership changes may limit the amount of NOLs that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.
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
The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred income tax assets are as follows:

	As of December 31,
Current deferred tax assets/(liabilities):	2021	2020
State taxes	$441	$336
Amortization	109	180
Research and development credits	138,581	54,324
Lease liability	33,906	—
Other	446,623	83,056
Net operating loss	8,887,647	7,679,216
Gross deferred tax assets	9,507,307	7,817,112
Valuation allowance	(9,373,577)	(7,590,215)
Net deferred tax assets	$133,730	$226,897
Deferred tax liabilities
Right-of-use asset	$(30,939)	$—
Discount - Amended Credit Agreement	(102,791)	(226,897)
Total deferred tax liabilities	(133,730)	(226,897)
Net deferred tax assets	$—	$—
The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2021 and 2020, due to the following:

	As of December 31,
	2021	2020
Expected income tax benefit at federal statutory tax rate	$(1,789,217)	$(1,377,411)
State income taxes, net of federal benefit	(475,287)	(415,249)
Change in fair value of warrants	4,445	(72,549)
Change in valuation allowance	1,783,362	1,383,765
Uncertain tax positions	557,016	470,838
Non-deductible interest	36,731	33,925
Stock compensation	31,863	64,273
Research and development credits	(168,514)	(108,649)
Rate adjustment	785	—
Other permanent difference	20,916	22,657
Provision for income taxes	$2,100	$1,600

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2021. As a result of this valuation allowance, there are no income tax benefits reflected in the accompanying Consolidated Statements of Comprehensive Loss to offset pre-tax losses. During the year ended December 31, 2021, the valuation allowance increased by $1,783,362.
The Tax Cuts and Jobs Act of 2017 subjects a U.S. shareholder to tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company elects to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only.
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
On April 22, 2020, the Company entered into the PPP Loan with the PPP Loan Lender (Note 4). In accordance with the Consolidated Appropriations Act, 2021 enacted on December 27, 2020, certain qualified expenses used with the funds of the PPP Loan are fully deductible for Federal income tax purposes. In 2021, the Company received forgiveness of the PPP loan. This amount is not considered taxable for Federal or state income tax purposes.
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
A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows:

	As of December 31,
	2021	2020
Unrecognized tax positions, beginning of the year	$1,134,173	$552,082
Gross increase - current period tax positions	687,598	585,812
Gross decrease – prior period tax positions	(37,145)	(3,721)
Unrecognized tax positions, end of year	$1,784,626	$1,134,173
If recognized, none of the unrecognized tax positions would impact the Company’s income tax benefit or effective tax rate as long as the Company’s net deferred tax assets remain subject to a full valuation allowance. The Company does not expect any significant increases or decreases to the Company’s unrecognized tax positions within the next twelve months.
The Company had no accrual for interest or penalties on the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020 and has not recognized interest and/or penalties in the Consolidated Statements of Comprehensive Loss for the years then ended.

9. Other Current Liabilities
Other current liabilities consist of the following:

	As of December 31
	2021	2020
Accrued research and development costs	140,953	93,888
Accrued legal expense	133,537	57,596
Accrued board fees	44,984	40,625
Total other accrued liabilities	56,368	5,455
	$375,842	$197,564
10. Significant Contracts - University of Mississippi
UM 5050 and UM 8930 License Agreements
In July 2018, the Company renewed its ocular licenses for UM 5050 and UM 8930. On May 24, 2019, the ocular delivery licenses were replaced by “all fields of use” licenses for both UM 5050 and UM 8930 (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted the Company an exclusive, perpetual license, including, with the prior written consent of UM, not to be unreasonably withheld, the right to sublicense, the intellectual property related to UM 5050 and UM 8930 for all fields of use.
The License Agreements contain certain milestone payments, royalty and sublicensing fees payable by the Company, as defined therein. Each License Agreement provides for an annual maintenance fee of $75,000 payable on the anniversary of the effective date. The Company made upfront payments for UM 5050 and UM 8930 of $100,000 and $200,000, respectively. In addition, in March 2020, the Company was notified by the United States Patent and Trademark Office, that a notice of allowance was issued for SBI-200, under the UM 8930 License Agreement. As a result, the Company was required to pay UM a fee of $200,000. The milestone payments payable for each license are as follows:
i)    $100,000 paid within 30 days following the submission of the first Investigational New Drug Application ("NDA") to the Food and Drug Administration or an equivalent application to a regulatory agency anywhere in the world, for a product;
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
As of December 31, 2021, with the exception of the fee due for the notice of allowance for SBI-200, none of the other milestones under these license agreements have been met.

UM 5070 License Agreement
In January 2017, the Company entered into a license agreement with UM pursuant to which UM granted the Company an exclusive, perpetual license, including the right to sublicense, to intellectual property related to a platform of cannabinoid-based molecules ("UM 5070"), to research, develop and commercialize products for the treatment of infectious diseases.
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
As of December 31, 2021, none of the milestones under this license agreement had been met. On November 9, 2021, the Company provided its 60 day notice of termination to UM to terminate the UM 5070 license agreement effective January 8, 2022.

11. Related Party Matters

Emerald Health Sciences

In January 2018, the Company entered into a securities purchase agreement with Sciences pursuant to which Sciences purchased a majority of the equity interest in the Company, resulting in a change in control (the "Emerald Financing"). While Sciences no longer maintains a controlling interest in the Company, it holds a significant equity interest as of December 31, 2021 (Note 13) and has provided the Company with financing under the Amended Credit Agreement (Note 4). As of December 31, 2020, the Company had accrued $7,032 in reimbursable expenses due to Sciences. No amounts were due to Sciences as of December 31, 2021.

On December 19, 2019, the Company entered into an Independent Contractor Services Agreement with Dr. Avtar Dhillon, at the time, a member of Sciences Board of Directors and its CEO, pursuant to which Dr. Dhillon provided ongoing corporate finance and strategic business advisory services to the Company. In exchange for his services, Dr. Dhillon received a monthly fee of $10,000, per month for his services. Under the Independent Contractor Agreement, for the years ended December 31, 2021 and 2020, the Company incurred fees of $94,516 and $127,387, respectively. As of December 31, 2020, the Company accrued $10,000 in expense related to the Independent Contractor Services Agreement. On September 14, 2021, Dr. Dhillon provided his notice to terminate the Independent Contractor Services Agreement, with an effective termination date of October 14, 2021. As of October 14, 2021, the Company no longer has any obligations or business relationship with Dr. Dhillon (Note 6).

On August 10, 2020, Sciences, transferred to Dr. Avtar Dhillon 500,000 shares of the Company’s common stock at a deemed price of $0.10 in exchange for the cancellation of $50,000 of debt.

On August 10, 2020, Sciences, Inc. extinguished debt of $186,667 by transferring 1,566,666 shares of the Company’s common stock at a deemed price of $0.10 per share to certain officers, employees and directors of the Company.

In addition, the Board Observer Agreement in place with Sciences was amended in September 2021 to allow any board member or officer of Sciences to act as a representative of Sciences on a non-voting observer basis in meetings of the Board. On December 14, 2021, the Board Observer Agreement was terminated.

Emerald Health Pharmaceuticals, Inc.

On April 30, 2021, the Company entered into a month-to-month lease agreement with Emerald Health Pharmaceuticals, an affiliate of the Company with a significant common shareholder, as the sublessor and the Company as the sublessee. The Company shared the same office location as Emerald Health Pharmaceuticals in San Diego, California until the termination of the sublease on August 31, 2021. Under the sublease agreement, the Company paid monthly base rent of $4,000 in addition to its share of common area expenses and utilities. For the year ended December 31, 2021, the Company recognized $15,453 in expense under the sublease.

VivaCell Biotechnology España, S.L.U (formerly known as Emerald Health Biotechnology España, S.L.U.)

In January 2021 and April 2021, the Company entered into two separate Collaborative Research Agreements pursuant to a Master Services Agreement with VivaCell Biotechnology España, S.L.U ("VivaCell"), a research and development entity with substantial expertise in cannabinoid science and a subsidiary of Emerald Health Research, Inc. which is 100% owned by Sciences. Under the Collaborative Research Agreements, VivaCell will provide research and development services pursuant to agreed upon project plans for the research and development of SBI-200 and the preclinical development services for novel derivatives. The term of each agreement is initially for a one-year period. The agreements will terminate upon delivery and acceptance of the final deliverables under the project plans or if either party is in breach of the terms of the contract and such breach remains uncured for 45 days. Payment for services are based on the negotiated amounts for the completion of agreed upon objectives as provided in the Collaborative Research Agreements. For the year ended December 31, 2021, the Company incurred $220,418 in expenses under the Collaborative Research Agreements. As of December 31, 2021, the Company has recognized a prepaid asset in the amount of $8,056 to be offset against future research and development costs under the Collaborative Research Agreements.

On October 11, 2021, the Company entered into an Exclusive Sponsored Research Agreement (the “ESRA”) with VivaCell to fund certain research and development programs which are of mutual interest to both the Company and VivaCell. The Company will have the right to use all data, products, and information, including intellectual property which are generated in the performance of the research under each and all projects funded by the Company pursuant to the ESRA, and VivaCell assigns and agrees to assign, to the Company all rights to any intellectual property created or reduced-to-practice under, or as a part of, a project funded by the Company pursuant to the ESRA.

The Company has agreed to pay to VivaCell a royalty based on any and all licensing revenue or other consideration paid to the Company by a third-party licensee, assignee or purchaser of intellectual property rights created under the ESRA. In addition, upon a change of control transaction the Company has agreed to pay an amount equal to the royalty percentage multiplied by the fair value of the intellectual property created under the ESRA. Pursuant to the ESRA, VivaCell will provide a budget to be approved by the Company for each project, and the Company will make payments in accordance with the approved budget and pay an annual retainer to VivaCell of $200,000 per year. For the year ended December 31, 2021, the Company incurred $44,624 in expenses under the ESRA. As of December 31, 2021, the Company has recognized a prepaid asset in the amount of $5,376 to be offset against future research and development costs under the ESRA.

The initial term of the agreement is one year, with automatic renewal for successive one-year terms unless either party terminates upon 60 days' prior written notice to the other party pursuant to the ESRA.
Board Members
As of December 31, 2021, Jim Heppell and Punit Dhillon are board members of the Company and Emerald Health Pharmaceuticals, a subsidiary of Sciences. As of December 31, 2021, Jim Heppell is also a board member of Sciences and VivaCell. The Company’s CEO, Punit Dhillon also served as a board member of Sciences and VivaCell until he tendered his resignation from such boards on August 10, 2020 and September 22, 2021, respectively.

12. Commitments and Contingencies
Office Lease

The Company leases office space for its corporate headquarters, located at 1250 El Camino Real, San Diego, California 92130. The lease is effective from September 1, 2021 through October 31, 2023 and contains a renewal option for a two-year extension after the current expiration date. The Company does not expect that the renewal option will be exercised, and has therefore excluded the option from the calculation of the right of use asset and lease liability. The lease provides for two months of rent abatement and the initial monthly rent is $8,067 per month with annual increases of 3% commencing on November 1, 2022. The lease includes non-lease components (i.e., property management costs) that are paid separately from rent, based on actual costs incurred, and therefore were not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the lease term.

For the year ended December 31, 2021, lease expense comprised of $30,234 in lease cost from the Company's non-cancellable operating lease.

The remaining lease term and discount rate related to the operating lease are presented in the following table:

December 31, 2021
Weighted-average remaining term – operating lease (in years)	1.83
Weighted-average discount rate – operating lease	12%

Future minimum lease payments as of December 31, 2021 are presented in the following table:

Year:
2022	$97,291
2023	83,093
Total future minimum lease payments:	180,384
Less imputed interest	(19,312)
Total	$161,072

Reported as:

Operating lease liability	$82,372
Operating lease liability, net of current portion	78,700
Total lease liability	$161,072
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
As of December 31, 2021, the Company is party to a legal proceeding with a former employee alleging wrongful termination. While there is a reasonable possibility that a loss may have been incurred, due to the stage of the proceedings as of December 31, 2021, the Company is unable to make an estimate as to the amount of the contingency, as the legal proceeding is in the early stage of discovery. The Company is expensing the legal costs related to this proceeding as incurred.

13. Subsequent Events
Warrant Exercises
On January 20, 2022, 19,666,667 pre-funded warrants with an intrinsic value of $1,178,033 were exercised in exchange for 19,666,667 shares of common stock for gross proceeds of $1,967.
Board Members and Related Party Contractor
On January 10, 2022, the Company's Board member, Jim Heppell, was appointed the CEO of Sciences and tendered his resignation from VivaCell.
On February 28, 2022, the Company entered into a standard consulting agreement with the CEO's brother. Compensation under the agreement is for a rate of approximately $75 per hour. The consulting agreement may be terminated by either party upon providing 15 days of advance notice.
VivaCell
In March 2022, the Company entered into the first project under the ESRA, under which it has committed to a budget of $190,000.
Common Stock Issuance
On March 2, 2022, the Company released 150,000 shares of common stock to a service provider (Note 6).

The following exhibits are filed with this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to our Report on Form 10-K filed on March 2, 2021)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Report on Form 10-K filed on March 2, 2021)
4.1	Pre 2015 Common Stock Warrants (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on November 3, 2014)
4.2	2015, 2016 and 2017 Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 20, 2015)
4.3	2018 Emerald Financing Warrants (incorporated by reference to Exhibit 4.1 and contained in Exhibit 10.1 in exhibit to our Current Report on Form 8-K filed January 22, 2018)
4.4	Emerald Multi-Draw Credit Agreement Warrants (incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K filed on March 14, 2019)
4.5	2019 Common Stock Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on November 21, 2019)
4.6	2020 Common Stock Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 5, 2020)
4.7	July 2021 Letter Agreement - Inducement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 10, 2021)
4.8	2021 Inducement Warrants (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 10, 2021)
4.9	September 2021 Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed November 10, 2021)
4.10	September 2021 Lock-up Agreement (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 10, 2021)
4.11	2021 Common Stock Warrants (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed November 10, 2021)
4.12	2021 Pre-Funded Warrants (incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q filed November 10, 2021)
4.13	2021 Common Stock Warrants to Placement Agent (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed November 10, 2021)
10.1†	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on November 3, 2014)
10.2†	Amendment No. 1 to 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on October 12, 2018)
10.3†	Amendment No. 2 to 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 12, 2020)
10.4†	Form of Stock Option Agreement under 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on November 3, 2014)
10.5†*	Form of Restricted Stock Unit Agreement under 2014 Omnibus Incentive Plan
10.6†*	Notice of Option Amendment
10.7†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 12, 2015)
10.8†	Officer Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2015)
10.9†
Employment Agreement, dated August 10, 2020, by and between Emerald Bioscience, Inc. and Punit Dhillon (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 12, 2020)

10.10†
Employment Agreement, dated October 4, 2021, by and between Skye Bioscience, Inc. and Kaitlyn Arsenault (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 6, 2021)

10.11**
License Agreement, dated January 10, 2017, between Nemus and the University of Mississippi, School of Pharmacy (UM 5070) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A filed on January 20, 2017)

10.12*|**	Restated and Amended License Agreement, dated as of May 24, 2019, by and between the Company and University of Mississippi, School of Pharmacy (UM 5050)
10.13
Restated and Amended License Agreement, dated as of May 24, 2019, by and between the Company and University of Mississippi, School of Pharmacy (UM 8930) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 29, 2019)

10.14
Multi-Draw Credit Agreement, dated October 5, 2018, by and between Nemus Bioscience, Inc. and Emerald Health Sciences, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 12, 2018)

10.15
Amended and Restated Multi-Draw Credit Agreement, dated April 29, 2020, by and between Emerald Bioscience, Inc. and Emerald Health Sciences, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 29, 2020)

10.16	Amendment No. 2 to the Amended and Restated Multi-Draw Credit Agreement, dated March 29, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed May 7, 2021)
10.17*	Amendment No. 3 to the Amended and Restated Multi-Draw Credit Agreement, dated September 15, 2021
10.18
Collaborative Research Agreement, dated January 2021, by and between Skye Bioscience, Inc.  and Emerald Health Biotechnology España, S.L., (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K filed on March 10, 2021)

10.19**
Collaborative Research Agreement, dated April 2021, by and between Skye Bioscience, Inc. and Emerald Health Biotechnology España, S.L., (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 6, 2021)

10.20**
Exclusive Sponsored Research Agreement, dated October 11, 2021, by and between the Company and Emerald Health Biotechnology España, S.L. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 15, 2021)

10.2	Office Lease, dated as of August 25, 2021, by and between ROIC California, LLC and the Company (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 15, 2021)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial and Accounting Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1***	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins††	Instance Document
101.sch††	XBRL Taxonomy Schema Document
101.cal††	XBRL Taxonomy Calculation Linkbase Document 101.def†† XBRL Taxonomy Definition Linkbase Document 101.lab†† XBRL Taxonomy Label Linkbase Document
101.pre††	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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

Skye Bioscience, Inc. a Nevada corporation

March 25, 2022	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Chairman
(Principal Executive Officer)

March 25, 2022	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Punit Dhillon	March 25, 2022
Punit Dhillon
Its:	Chief Executive Officer, Chairman
(Principal Executive Officer)

By:	/s/ Kaitlyn Arsenault	March 25, 2022
Kaitlyn Arsenault
Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

By:	/s/ Margaret Dalesandro	March 25, 2022
Margaret Dalesandro
Its:	Director

By:	/s/ Jim Heppell	March 25, 2022
Jim Heppell
Its:	Director

By:	/s/ Praveen Tyle	March 25, 2022
Praveen Tyle
Its:	Director

By:	/s/ Keith Ward	March 25, 2022
Keith Ward
Its:	Director