Form 10-Q
period 2022-03-31
Skye Bioscience, Inc.
filed 2022-05-06
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 5, 2022, there were 495,925,112 shares of the issuer’s $0.001 par value common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q contain forward-looking statements that are based on management’s current expectations and assumptions and information currently available to management and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially and negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section below titled “Risk Factors,” including, without limitation, risks relating to:
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Note 2)
ASSETS
Current assets
Cash	$6,006,869	$8,983,007
Restricted cash	4,572	4,571
Prepaid expenses	822,541	554,217
Prepaid expenses - related party	48,908	13,432
Other current assets	109,750	56,870
Total current assets	6,992,640	9,612,097

Property and equipment, net	80,768	87,710
Operating lease right-of-use asset	128,935	146,972
Other asset	8,309	8,309
Total assets	$7,210,652	$9,855,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$878,720	$897,880
Accounts payable - related parties	24,026	2,130
Accrued interest - related party	218,039	174,911
Accrued payroll liabilities	237,037	344,450
Insurance premium loan payable	214,307	—
Other current liabilities	378,106	375,842
Derivative liability	16,077	59,732
Multi-draw credit agreement - related party	450,000	450,000
Convertible multi-draw credit agreement - related party, net of discount	1,679,741	1,524,905
Operating lease liability, current portion	85,601	82,372
Total current liabilities	4,181,654	3,912,222

Non-current liabilities
Operating lease liability, net of current portion	55,906	78,700
Total liabilities	4,237,560	3,990,922

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 5,000,000,000 shares authorized at March 31, 2022 and December 31, 2021; 495,925,112 and 476,108,445 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	495,925	476,108
Additional paid-in-capital	52,776,729	52,644,221
Accumulated deficit	(50,299,562)	(47,256,163)
Total stockholders’ equity	2,973,092	5,864,166
Total liabilities and stockholders’ equity	$7,210,652	$9,855,088

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$1,265,653	$609,656
General and administrative	1,622,368	1,127,606
Total operating expenses	2,888,021	1,737,262

Operating loss	(2,888,021)	(1,737,262)

Other expense (income)
Change in fair value of derivative liabilities	(43,655)	238,350
Interest expense	199,033	184,905
Total other expense, net	155,378	423,255

Loss before income taxes	(3,043,399)	(2,160,517)

Net loss and comprehensive loss	$(3,043,399)	$(2,160,517)

Loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	495,823,445	336,883,489
Diluted	495,823,445	336,883,489
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,043,399)	$(2,160,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,978	938
Stock-based compensation expense	137,358	146,580
Change in fair value of derivative liabilities	(43,655)	238,350
Amortization of debt discount	154,836	141,490
Changes in assets and liabilities:
Prepaid expenses	7,213	(34,199)
Prepaid expenses - related party	(35,476)	—
Other current asset	(52,880)	—
Accounts payable	(19,160)	135,514
Accounts payable - related parties	21,896	(7,032)
Accrued interest - related party	43,128	(958)
Accrued payroll liabilities	(107,413)	70,448
Operating lease liability	(19,565)	—
Other current liabilities	15,264	121,298
Net cash used in operating activities	(2,914,875)	(1,348,088)

Cash flows from investing activities:
Purchase of property and equipment	(1,999)	(10,696)
Net cash used in investing activities	(1,999)	(10,696)

Cash flows from financing activities:
Proceeds from common stock warrant exercises	—	4,030,000
Proceeds from pre-funded warrant exercises	1,967	11,800
Repayment of insurance premium loan payable	(61,230)	—
Net cash (used in) provided by financing activities	(59,263)	4,041,800

Net (decrease) increase in cash and restricted cash	(2,976,137)	2,683,016

Cash and restricted cash, beginning of period	$8,987,578	$2,473,976

Cash and restricted cash, end of period	$6,011,441	$5,156,992

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$6,006,869	$5,152,425
Restricted cash	4,572	4,567
Total cash and restricted cash shown in the consolidated statements of cash flows	$6,011,441	$5,156,992

Cash paid during the period for:
Interest	$—	$44,087

Supplemental disclosures of non-cash financing activities:
Financing of insurance premium	$275,537	$—
Release of share liability to additional paid-in-capital	13,000	—
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2022	476,108,445	$476,108	$52,644,221	$(47,256,163)	$5,864,166

Stock-based compensation expense	150,000	150	150,208	—	150,358

Exercise of pre-funded warrants	19,666,667	19,667	(17,700)	—	1,967

Net loss for the three months ended March 31, 2022	—	—	—	(3,043,399)	(3,043,399)

Balance, March 31, 2022	495,925,112	$495,925	$52,776,729	$(50,299,562)	$2,973,092

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, Balance, January 1, 2021	288,074,415	$288,074	$38,896,693	$(38,733,981)	$450,786

Stock-based compensation expense	600,000	600	145,980	—	146,580

Exercise of common stock warrants	67,166,667	67,167	3,962,833	—	4,030,000

Exercise of pre-funded warrants	11,800,000	11,800	—	—	11,800

Net loss for the three months ended March 31, 2021	—	—	—	(2,160,517)	(2,160,517)

Balance, March 31, 2021	367,641,082	$367,641	$43,005,506	$(40,894,498)	$2,478,649

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
The Company is a pre-clinical pharmaceutical company located in San Diego, California that researches, develops and plans to commercialize cannabinoid derivatives through its own directed research efforts and through several license agreements with the University of Mississippi ("UM").
As of March 31, 2022, the Company has devoted substantially all its efforts to securing product licenses, carrying out its own research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since inception and as of March 31, 2022, had an accumulated deficit of $50,299,562. As of March 31, 2022, the Company had unrestricted cash in the amount of $6,006,869. For the three months ended March 31, 2022 and 2021, the Company incurred losses from operations of $2,888,021 and $1,737,262, respectively. For the three months ended March 31, 2022 and 2021, the Company incurred net losses of $3,043,399 and $2,160,517, respectively. The Company expects to continue to incur significant losses through 2022 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. As the Company approaches its first clinical trial in the second quarter of 2022, it has increased research and development spending, resulting in an increase in cash used in operating activities. However, based on the Company’s expected cash requirements, without obtaining additional funding by the third quarter of 2022, management believes that the Company will not have enough funds to continue clinical studies and pay down its related party debt. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences ("Sciences"), a related party (Note 8). On April 29, 2020, the Company entered into an Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) with Sciences. As of March 31, 2022, the Company had an outstanding principal balance of $2,464,500 under the Amended Credit Agreement. Effective September 15, 2021, the disbursement line under the Amended Credit Agreement was closed and it no longer serves as a potential source of liquidity to the Company. The outstanding advances plus accrued interest under the Amended Credit Agreement are due on October 5, 2022 (See Note 4).

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

In December 2019, a novel strain of coronavirus ("COVID-19") emerged in Wuhan, China. Since then, it has spread to the United States, the European Union, and Australia, where the Company has operations and conducts laboratory research and clinical studies. The effects of COVID-19 could impact the Company's ability to operate as a going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. It is possible that the Company may encounter issues relating to the current situation that will need to be considered by management in the future. The factors to take into account in going concern judgements and financial projections include travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of service providers and the general economy.

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

Notably, the Company relies on third party manufacturers to produce its product candidates. The manufacturing of SBI-100 is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States. In connection with the COVID-19 pandemic, there could possibly be an impact on sourcing materials that are part of the eye drop formulation, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. The location of the clinical trial site is in Australia and since the COVID-19 outbreak in that country, multiple cities have experienced health emergency lockdowns which have had a negative impact on the conduct and timelines of the clinical studies. Therefore, the Company has shifted its first-in-human studies of SBI-100 to the second quarter of 2022.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared on a consistent basis with the Company’s Audited Consolidated Financial Statements as of and for the year ended December 31, 2021, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosures necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the Company’s audited financial statements as of December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022. The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes a broader discussion of the Company’s business and the risks inherent therein.

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
As of December 31, 2021, the Company estimated that the fair value of the Amended Credit Agreement, including the non-convertible advances was $2,484,768. As of March 31, 2022, the Company estimated that the fair value of the Amended Credit Agreement, including the non-convertible advances was $2,559,549. As of March 31, 2022 and December 31, 2021, the carrying value of the Amended Credit Agreement was $2,129,741 and $1,974,905, respectively. Information pertinent to estimating the fair value of the Amended Credit Agreement includes valuing the embedded conversion feature using Level 3 inputs and considering the discounted cash flows of the interest and principal payments through maturity (Note 4).
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
Costs incurred for the rights to use licensed technologies in the research and development process, including licensing fees and milestone payments, are charged to research and development expense as incurred in situations where the Company has not identified an alternative future use for the acquired rights, and are capitalized in situations where there is an identified alternative future use. None of the costs associated with the use of licensed technologies have been capitalized to date.

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
The computations of basic and diluted loss per common share are as follows:

	Three Months Ended March 31, (Unaudited)
	2022	2021
Basic and diluted loss per share:
Net loss	$(3,043,399)	$(2,160,517)
Weighted average common shares outstanding – basic and diluted	495,823,445	336,883,489
Loss per share - basic and diluted	$(0.01)	$(0.01)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31, (Unaudited)
	2022	2021
Stock options	34,365,000	21,560,000
Common shares underlying convertible debt	5,124,384	5,124,384
Warrants	134,187,225	78,546,668
Unvested restricted stock units	4,000,000	—
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods after

December 15, 2023 and interim periods within those annual periods and early adoption is permitted in fiscal periods ending after December 15, 2020. Upon implementation, the Company may use either a modified retrospective or full retrospective method of adoption. The adoption of ASU 2020-06 will impact the way the Company calculates its (loss) earnings per share, result in expanded disclosures around convertible instruments and remove the requirement to assess and record beneficial conversion features. The Company currently plans to adopt the provisions of this ASU on the effective date. However, it reserves the right to early adopt these provisions.
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance. The aim of ASU 2021-10 is to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. Diversity currently exists in the recognition, measurement, presentation, and disclosure of government assistance received by business entities because of the lack of specific authoritative guidance in GAAP. The ASU will be effective for annual reporting periods after December 15, 2021, and early adoption is permitted. Upon implementation, the Company may use either a prospective or retrospective method of adoption when adopting the ASU. The adoption of ASU 2021-10 impacts the disclosures related to the rebates that the Company receives from the Australian Taxation Office ("ATO") against research and development activities for its Phase 1 clinical trials in Australia. The Company adopted the provisions of this ASU on the effective date using a prospective adoption method as rebates from the ATO in prior periods were not material to the Company's financial statements.
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
Warrants
Warrants vested and outstanding as of March 31, 2022 are summarized as follows:

Source	Exercise Price	Term (Years)	Number of Warrants Vested and Outstanding
Pre 2015 Common Stock Warrants	$1.00	10	1,110,000
2015 Common Stock Warrants	5.00	10	100,000
2016 Common Stock Warrants to Service Providers	1.15	10	40,000
2018 Emerald Financing Warrants	0.10	5	3,400,000
Emerald Multi-Draw Credit Agreement Warrants	0.50	5	7,500,000
2019 Common Stock Warrants	0.35	5	8,000,000
2020 Common Stock Warrants to Placement Agent	0.08	5	8,166,667
2021 Inducement Warrants	0.15	5	21,166,667
2021 Inducement Warrants to Placement Agent	0.19	5	1,481,667
2021 Common Stock Warrants	0.09	5	77,777,779
2021 Common Stock Warrants to Placement Agent	0.11	5	5,444,445
Total warrants vested and outstanding as of March 31, 2022			134,187,225

Derivative Liabilities
The following tables summarize the activity of the derivative liability for the periods indicated:

	Three Months Ended March 31, 2022
	December 31, 2021 Fair Value of Derivative Liability	Fair Value of Derivative Liability	Change in Fair Value of Derivative Liability	Reclassification of Derivative to Equity	March 31, 2022 Fair Value of Derivative Liability
Emerald Financing - warrant liability (1)	$59,732	$—	$(43,655)	$—	$16,077
Current balance of derivative liabilities	$59,732	$—	$(43,655)	$—	$16,077

	Three Months Ended March 31, 2021
	December 31, 2020 Fair Value of Derivative Liability	Fair Value of Derivative Liability	Change in Fair Value of Derivative Liability	Reclassification of Derivative to Equity	March 31, 2021 Fair Value of Derivative Liability
Emerald Financing - warrant liability (1)	$38,567	$—	$238,350	$—	$276,917
Total derivative liabilities	$38,567	$—	$238,350	$—	$276,917
Emerald Financing Warrant Liability (1)
The Emerald Financing Warrants were issued during 2018 in connection with the Emerald Financing, and originally contained a price protection feature. In connection with the August 2020 Financing, the exercise price was permanently set to $0.10. The warrants contain a contingent put option if the Company undergoes a subsequent financing that results in a change in control. The warrant holders also have the right to participate in certain subsequent financing transactions on an as-if converted basis.
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
The warrant liability is valued at the balance sheet dates using the following assumptions:

	March 31, 2022	December 31, 2021
Dividend yield	—%	—%
Volatility factor	103.3%	126.5%
Risk-free interest rate	1.49%	0.43%
Expected term (years)	0.88	1.13
Underlying common stock price	$0.04	$0.05

4. Debt
Multi-Draw Credit Agreement- Related Party
The Company’s Debt with Sciences consists of the following:

	Conversion Price	As of March 31, 2022	As of December 31, 2021
Total principal value of convertible debt—related party	$0.40	$2,014,500	$2,014,500
Unamortized debt discount		(333,260)	(487,668)
Unamortized debt issuance costs		(1,499)	(1,927)
Carrying value of total convertible debt - related party		1,679,741	1,524,905
Total principal value of non-convertible debt—related party	n/a	450,000	450,000
Total carrying value of advances under the multi-draw credit agreement		$2,129,741	$1,974,905
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
As of March 31, 2022, the unamortized debt discount on the convertible advances will be amortized over a remaining period of approximately 0.52 years. As of March 31, 2022, the fair value of the shares underlying the convertible advances under the Amended Credit Agreement was $191,378. As of March 31, 2022, the if-converted value did not exceed the principal balance.
Insurance premium loan payable
On February 28, 2022, the Company entered into an annual financing arrangement for a portion of its Directors and Officers Insurance Policy (the “D&O Insurance”) with Marsh & McLennan in an amount of $275,537. The loan is payable in equal monthly installments of $31,149, matures on October 28, 2022 and bears interest at a rate 4.17% per annum. As of March 31, 2022, a total of $287,017 and $214,307, remains financed in prepaid expenses and loans payable, respectively.

Interest Expense
The Company’s interest expense consists of the following:

	Three Months Ended March 31,
	2022	2021
Related party interest expense – stated rate	$43,128	$43,129
Insurance premium loan payable - stated rate	1,069	—
PPP loan interest expense – stated rate	—	286
Non-cash interest expense:
Amortization of debt discount	154,406	141,097
Amortization of transaction costs	430	393
	$199,033	$184,905

5. Stockholders’ Equity and Capitalization

Warrant Exercises
During the three months ended March 31, 2022, 19,666,667 pre-funded warrants with an intrinsic value of $1,178,033 were exercised in exchange for 19,666,667 shares of common stock for gross proceeds of $1,967.

Common Stock Issuance

On March 2, 2022, the Company released 150,000 shares of common stock to a service provider (Note 6).
6. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, after the closing of the Merger, the Board of Directors approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The share reserve under the 2014 Plan equals 10% of the number of issued and outstanding shares of common stock of the Company on an evergreen basis. In August 2020, the Company approved Amendment No. 2 to the 2014 Plan, which increased the share reserve by an additional 7,876,835 shares over the 10% of the number of issued and outstanding shares of common stock, and removed certain restrictions on the number of shares of common stock and the amount of cash-based awards up to which participants of the 2014 Plan can receive in a calendar year. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of March 31, 2022, the Company had 17,154,595 shares available for future grant under the 2014 Plan.

Stock Options
The following is a summary of option activities under the Company’s 2014 Plan for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	35,405,000	$0.07	9.08	$134,750

Granted	—	—
Exercised	—	—
Cancelled	(215,000)	0.07
Forfeited	(825,000)	0.10
Outstanding, March 31, 2022	34,365,000	$0.07	8.82	$—
Exercisable, March 31, 2022	11,331,250	$0.08	8.82	$—
Exercisable, Vested and expected to vest, March 31, 2022	34,365,000	$0.07	8.82	$—
Restricted Stock Units

On December 14, 2021, the Company granted restricted stock units (“RSUs”) to its executive management team. The RSUs cliff vest 33% per year on the anniversary of the grant date over a three year period. As of March 31, 2022, 4,000,000 RSUs with a weighted average grant date fair value of $0.06 per share remain unvested.
Awards Granted Outside the 2014 Plan
The following is a summary of restricted stock activity outside of the Company’s 2014 Plan during the three months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	150,000	$0.13

Released	(150,000)	0.13
Unvested, March 31, 2022	—	$—
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period. The Company recognized stock-based compensation expense, including compensation expense for RSUs discussed above, in its Condensed Consolidated Statements of Comprehensive Loss as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$18,585	$74,429
General and administrative	118,773	72,151
	$137,358	$146,580
The total amount of unrecognized compensation cost was $1,428,815 as of March 31, 2022. This amount will be recognized over a weighted average period of 3.00 years.

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
As of March 31, 2022, with the exception of the fee due for the notice of patent allowance for CBDVHS, none of the other milestones under these license agreements have been met.
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
As of March 31, 2022, none of the milestones under this license agreement have been met and the agreement was terminated effective January 8, 2022 pursuant to a termination notice provided to UM by the Company on November 9, 2021.
8. Related Party Matters
Emerald Health Sciences
In January 2018, the Company entered into a securities purchase agreement with Sciences pursuant to which Sciences purchased a majority of the equity interest in the Company, resulting in a change in control (the "Emerald Financing"). While Sciences no longer maintains a controlling interest in the Company, it holds a significant equity interest as of March 31, 2022 and has provided the Company with financing under the Amended Credit Agreement (Note 4).
On December 19, 2019, the Company entered into an Independent Contractor Services Agreement with Dr. Avtar Dhillon, a member of Sciences Board of Directors and its CEO, pursuant to which Dr. Dhillon provided ongoing corporate finance and strategic business advisory services to the Company. In exchange for his services, Dr. Dhillon received a monthly fee of $10,000, per month for his services.

No expenses were incurred under this agreement during the three months ended March 31, 2022. Under this agreement, for the three months ended March 31, 2021, the Company incurred fees of $30,000. On September 14, 2021, Dr. Dhillon provided his notice to terminate the Independent Contractor Services Agreement, with an effective termination date of October 14, 2021. As of October 14, 2021, the Company no longer has any obligations or business relationship with Dr. Dhillon.
VivaCell Biotechnology España, S.L.U (formerly known as Emerald Health Biotechnology España, S.L.U.)
In January 2021 and April 2021, the Company entered into two separate Collaborative Research Agreements pursuant to a Master Services Agreement with VivaCell Biotechnology España, S.L.U ("VivaCell"), a research and development entity with substantial expertise in cannabinoid science and a subsidiary of Emerald Health Research, Inc. which is 100% owned by Sciences. Under the Collaborative Research Agreements, VivaCell will provide research and development services pursuant to agreed upon project plans for the research and development of SBI-200 and the preclinical development services for novel derivatives. The term of each agreement is initially for a one-year period. The agreements will terminate upon delivery and acceptance of the final deliverables under the project plans or if either party is in breach of the terms of the contract and such breach remains uncured for 45 days. Payment for services are based on the negotiated amounts for the completion of agreed upon objectives as provided in the Collaborative Research Agreements. For the three months ended March 31, 2022 and 2021, the Company incurred $39,018 and $69,600, respectively, in expenses under the Collaborative Research Agreements. As of March 31, 2022 and December 31, 2021, the Company has recognized prepaid asset in the amount of $48,908 and $8,056, respectively, to be offset against future research and development costs under the Collaborative Research Agreements.

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

The Company has agreed to pay to VivaCell a royalty based on any and all licensing revenue or other consideration paid to the Company by a third-party licensee, assignee or purchaser of intellectual property rights created under the ESRA. In addition, upon a change of control transaction the Company has agreed to pay an amount equal to the royalty percentage multiplied by the fair value of the intellectual property created under the ESRA. Pursuant to the ESRA, VivaCell will provide a budget to be approved by the Company for each project, and the Company will make payments in accordance with the approved budget and pay an annual retainer to VivaCell of $200,000 per year. For the three months ended March 31, 2022, the Company incurred $50,000 in research and development expenses related to the retainer under the ESRA. As of March 31, 2022 and December 31, 2021, the Company has recognized a prepaid expense in the amount of $0 and $5,376, respectively, related to the retainer under the ESRA.

The initial term of the agreement is one year, with automatic renewal for successive one-year terms unless either party terminates upon 60 days' prior written notice to the other party pursuant to the ESRA.

On March 1, 2022, the Company entered into a research project with VivaCell under the ESRA Agreement for the screening platform for anteroposterior ocular diseases. The project budget is $190,500. For the three months ended March 31, 2022, the Company incurred $16,086 of research and development expenses under the ESRA.

Board Members
As of March 31, 2022, Jim Heppell and Punit Dhillon are board members of the Company and Emerald Health Pharmaceuticals, Inc., a subsidiary of Sciences. Sciences owns 23% and 48% of the Company and Emerald Health Pharmaceuticals, Inc., respectively. As of March 31, 2022, Jim Heppell is also a board member and the CEO of Sciences. Jim Heppell also served on VivaCell's board until he tendered his resignation on January 10, 2022. The Company’s CEO, Punit Dhillon also served as a board member of Sciences and VivaCell until he tendered his resignation from such boards on August 10, 2020 and September 22, 2021, respectively.
Related Party Contractor

On February 28, 2022, the Company entered into a standard consulting agreement with the CEO's brother. Compensation under the agreement is for a rate of approximately $78 per hour. The consulting agreement may be terminated by either party upon providing 15 days of advance notice. For the three months ended March 31, 2022, the Company incurred $8,595 of consulting expenses in general and administrative expenses under this agreement.

9. Commitments and Contingencies

Office Lease

The Company leases office space for its corporate headquarters, located at 11250 El Camino Real, Suite 100 San Diego, California 92130. The lease is effective from September 1, 2021 through October 31, 2023 and contains a renewal option for a two-year extension after the current expiration date. The Company does not expect that the renewal option will be exercised, and has therefore excluded the option from the calculation of the right of use asset and lease liability. The lease provides for two months of rent abatement and the initial monthly rent is $8,067 per month with annual increases of 3% commencing on November 1, 2022. The lease includes non-lease components (i.e., property management costs) that are paid separately from rent, based on actual costs incurred, and therefore were not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the lease term.

For the three months ended March 31, 2022, lease expense comprised of $22,675 in lease cost from the Company's non-cancellable operating lease.

The remaining lease term and discount rate related to the operating lease are presented in the following table:

March 31, 2022
Weighted-average remaining term – operating lease (in years)	1.58
Weighted-average discount rate – operating lease	12%

Future minimum lease payments as of March 31, 2022 are presented in the following table:

Year:
2022 (remaining nine months)	73,089
2023	83,093
Total future minimum lease payments:	156,182
Less imputed interest	(14,675)
Total	$141,507

Reported as:

Operating lease liability	$85,601
Operating lease liability, net of current portion	55,906
Total lease liability	$141,507

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

As of March 31, 2022, the Company is party to a legal proceeding with a former employee alleging wrongful termination. While there is a reasonable possibility that a loss may have been incurred, due to the stage of the proceedings as of March 31, 2022, the Company is unable to make an estimate as to the amount of the contingency, as the legal proceeding is in the early stage of discovery. The Company is expensing the legal costs related to this proceeding as incurred.

10. Subsequent Events

Warrants granted to a service provider

On April 1, 2022, the Company granted 2,000,000 warrants to a service provider at an exercise price of $0.04 per share. The warrants vest ratably over one year and expire on April 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements for the three months ended March 31, 2022 and 2021 (unaudited) and the year ended December 31, 2021 together with the notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
Effective January 19, 2021, we changed our name from Emerald Bioscience, Inc. to Skye Bioscience, Inc. Our common stock is quoted on the OTCQB, under the symbol "SKYE". Previously, it traded under the symbol "EMBI".
In August 2019, we formed a new subsidiary in Australia, SKYE Bioscience Australia, in order to qualify for the Australian government’s research and development tax credit for research and development dollars spent in Australia. The primary purpose of SKYE Bioscience Australia is to conduct clinical trials for our drug product candidates.

Our Product Candidates and Significant Contracts

UM 5050 and UM 8930 License Agreements

We hold license agreements with University of Mississippi ("UM") for UM 5050 and UM 8930 for "all fields of use" (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted us an exclusive perpetual license including, with the prior written consent of UM, the right to sublicense the intellectual property related to UM 5050 and UM 8930 for all fields of use. All fields of use means that we may develop UM 5050 and UM 8930 to treat any disease through any form of delivery under the License Agreements.

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
We are focused on clinical enabling activities, notably:

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
SBI-200

We have initiated research activities to explore the utility of different formulations of SBI-200. Early studies of SBI-200 demonstrated analgesic, anti-inflammation, anti-fibrotic and anti-seizure properties, including the potential treatment and management of several eye diseases, such as uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy. Data we presented at the American Association of Pharmaceutical Scientists ("AAPS") meeting held in November 2017 revealed that an ocular formulation of SBI-200 was able to penetrate multiple compartments of the eye, including reaching the retina and the optic nerve. Further testing will be conducted to further evaluate the possible utility of this compound as a therapeutic agent and we continue to advance our research studies related to SBI-200 to explore different therapeutic applications.

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

As we approach the start of our Phase 1 Clinical study in Australia, the ultimate impact on us is unknown. However, we expect that our contract research organizations ("CROs") could experience setbacks during clinical trials from reduced capacity for safety monitoring due to on-site social distancing, reductions in the participant pool or staffing due to vaccination requirements or patients testing positive for COVID-19 prior to enrollment or dosing in the study. To mitigate operational risk our CRO has a COVID Emergency Management Committee in place to assess the various health and government recommendations, advice, potential risks, and impacts so that proactive measures may be taken, as needed, such as remote patient monitoring.

The majority of our workforce continues to be and was remote prior to the COVID-19 pandemic, and therefore our employees have seen little disruption as a result of the COVID-19 pandemic. However, employee safety and well-being is of paramount importance to us in any year and continues to be of particular focus in 2022 and 2021 in light of the continuing and evolving

COVID-19 pandemic. In response to the pandemic, we have supported our employees and government efforts to curb the COVID-19 pandemic through safety and communication efforts and investments, which include:
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

The overall potential delay in our drug product research and development is unknown, but our operations and financial condition will likely continue to suffer in the event of continued business interruptions, supply chain issues, delayed clinical trials, production or a lack of laboratory resources due to the pandemic. As of the date of this filing, we are aware of the impact on our business as a result of COVID-19 but uncertain as to the extent of this impact on our consolidated financial statements. There is uncertainty as to the duration and hence the ultimate impact. As a result, we are unable to estimate the potential impact on our business as of the date of this filing.

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

Our net losses for the three months ended March 31, 2022 were $3,043,399 as compared to net losses of $2,160,517 for the three months ended March 31, 2021. As of March 31, 2022, we had an accumulated deficit of $50,299,562 and negative cash flows from operations of $2,914,875. As of March 31, 2022, we had unrestricted cash of $6,006,869 as compared to $8,983,007 December 31, 2021.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates and judgements as to the appropriate carrying values of our equity instruments, derivative liability, debt with embedded features and the valuation of our stock based compensation awards, which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements, convertible instruments, warrants issued in connection with financings, stock-based compensation expense, and earnings per share to be critical accounting policies that require the use of significant judgements and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and determined that there were no changes to our critical accounting policies and estimates during the three months ended March 31, 2022.

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

Three months ended March 31, 2022 and 2021

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

Below is a summary of our research and development expenses during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
Research and development expenses	$1,265,653	$609,656	$655,997	108%

Research and development expenses for the three months ended March 31, 2022 increased by $655,997 as compared to the three months ended March 31, 2021. The increase in research and development expenses was primarily due to an increase in contract research and development activities of approximately $292,000, an increase in our use of specialized consultants of approximately $159,000 and an increase in compensation cost of approximately $234,000 due to bonus expense, and additional headcount from the addition of regulatory and development personnel.

General and Administrative Expenses

Below is a summary of general and administrative expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
General and administrative expenses	$1,622,368	$1,127,606	$494,762	44%

General and administrative expenses for the three months ended March 31, 2022 increased by $494,762 as compared to the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to an increase in employee wages of approximately $134,000 related to the hiring of our chief financial officer, an increase in professional fees of approximately $387,000 related to finance and legal expenses, an increase in software expense of approximately $32,000, an increase in facilities and rent expense of approximately $34,000, and an increase in travel expenses of approximately $23,000. The aggregate increase was offset by decreases of approximately $91,000 and $39,000 in investor relations expenses and consulting expenses, respectively.

Other Expense (Income)

Below is a summary of other expense (income) during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
Change in fair value of derivative liabilities	$(43,655)	$238,350	$(282,005)	(118)%
Interest expense	199,033	184,905	14,128	8%
Total other expense	$155,378	$423,255	$(267,877)	(63)%

For the three months ended March 31, 2022, we had net other expense of $155,378 related to interest expense and a gain from the change in fair value of derivative liabilities. The primary reason for the decrease in other expense was the increase in the gain from the change in fair value of our derivative liabilities during the period from a loss in the prior period. Gains and losses from the change in fair value of our derivative liabilities are due primarily to fluctuations in our stock price and our volatility during each period. The increase in interest expense was due to a higher average outstanding principal balance on our Amended Credit Agreement for the period ended March 31, 2022, as compared to the period ended March 31, 2021.

For the three months ended March 31, 2021, we had other expense of $423,255 related primarily to interest expense of $184,905 and an increase in the fair value of our derivative liabilities of $238,350.

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

As of March 31, 2022, we had an accumulated deficit of $50,299,562, stockholders’ equity of $2,973,092 and working capital of $2,810,986. We had unrestricted cash of $6,006,869 as of March 31, 2022, as compared to $8,983,007 as of December 31, 2021. The decrease was attributable to operating cash burn during the three months ended March 31, 2022. Without additional funding, management believes that we will not have enough funds to meet our obligations and continue our pre-clinical and clinical studies beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions indicate it is probable that there is substantial doubt as to our ability to continue as a going concern, unless we are able to raise sufficient capital to continue our operations.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(2,914,875)	$(1,348,088)
Net cash used in investing activities	(1,999)	(10,696)
Net cash (used in) provided by financing activities	(59,263)	4,041,800

Cash Flows from Operating Activities

The primary use of cash for our operating activities during the period was to fund research development activities for our pre-clinical product candidates and general and administrative activities. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, non-cash interest expense related to the amortization of our debt discounts on our related party Amended Credit Agreement, fair value adjustments related to our warrant liability and depreciation and amortization.

Cash used in operating activities of $2,914,875 during the three months ended March 31, 2022, reflected a net loss of $3,043,399, partially offset by aggregate non-cash charges of $275,517 and included a $146,993 net increase in our operating assets and liabilities. Non-cash charges included $137,358 for stock-based compensation expense, $154,836 non-cash interest expense from the amortization of the debt discount on the multi-draw credit facility – related party, a $43,655 gain from the decrease in fair value of our warrant liability and a $26,978 in depreciation and amortization. The net change in our operating assets and liabilities included a $49,021 decrease in our accrued expense and other current liabilities.

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

Cash Flows from Investing Activities

Our investing activities have consisted primarily of our capital expenditures in relation to the purchase of property plant and equipment. During the three months ended March 31, 2022 and 2021, the Company purchased $1,999 and $10,696 in machinery office equipment, respectively.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and debt financings.

During the three months ended March 31, 2022, cash used in financing activities included $1,967 in proceeds received in connection with the exercise of pre-funded warrants and a $61,230 repayment on the our insurance premium loan payable.

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

We conducted an evaluation, under the supervision and with the participation of our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation and subject to the foregoing, the principal executive and financial officers have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal controls. Management determined there were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
There have been no other material developments with respect to previously reported legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 1A. Risk Factors.
Investing in our common stock involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A-Risk Factors.” There are no changes from the risk factors previously disclosed in our Annual Report on Form 10-K. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as well as the other information in this report before deciding whether to invest in shares of our common stock. The occurrence of any of the risks discussed in the Annual Report on Form 10-K could harm our business, financial condition, results of operations or growth prospects. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.
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
101
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Comprehensive Loss (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________
(*)Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skye Bioscience, Inc., a Nevada corporation

May 6, 2022	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary, Chairman of the Board, and Director (Principal Executive Officer)

May 6, 2022	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)