Form 10-Q
period 2022-06-30
Skye Bioscience, Inc.
filed 2022-08-15
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 12, 2022, there were 495,925,112 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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
•regulatory developments in the United States and foreign countries;
•expectations regarding whether the transactions contemplated by the Arrangement Agreement (as defined below) will be consummated, including whether conditions to the consummation of such transactions will be satisfied, or the anticipated timing or closing of the Acquisition (as defined below); and
•any other strategic and financial benefits in connection with the Arrangement Agreement (as defined below), including any anticipated future results and pro-forma financial information relating to the resulting issuer.

We operate in a rapidly changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, including the impacts of the COVID-19 outbreak and associated business disruptions and delayed clinical trials and laboratory resources, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements included in this report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Note 2)
ASSETS
Current assets
Cash	$2,929,895	$8,983,007
Restricted cash	4,573	4,571
Prepaid expenses	871,428	554,217
Prepaid expenses - related party	—	13,432
Deferred asset acquisition costs	842,193	—
Other current assets	113,187	56,870
Other current assets - related party	12,655	—
Total current assets	4,773,931	9,612,097

Property and equipment, net	74,929	87,710
Operating lease right-of-use asset	110,304	146,972
Other asset	8,309	8,309
Total assets	$4,967,473	$9,855,088

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,443,043	$897,880
Accounts payable - related parties	107,237	2,130
Accrued interest - related party	261,647	174,911
Accrued payroll liabilities	350,248	344,450
Insurance premium loan payable	122,461	—
Other current liabilities	511,257	375,842
Other current liabilities - related party	55,668	—
Derivative liability	6,554	59,732
Multi-draw credit agreement - related party	450,000	450,000
Convertible multi-draw credit agreement - related party, net of discount	1,839,830	1,524,905
Operating lease liability, current portion	88,928	82,372
Total current liabilities	5,236,873	3,912,222

Non-current liabilities
Operating lease liability, net of current portion	32,422	78,700
Total liabilities	5,269,295	3,990,922

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 5,000,000,000 shares authorized at June 30, 2022 and December 31, 2021; 495,925,112 and 476,108,445 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	495,925	476,108
Additional paid-in-capital	52,921,093	52,644,221
Accumulated deficit	(53,718,840)	(47,256,163)
Total stockholders’ (deficit) equity	(301,822)	5,864,166
Total liabilities and stockholders’ equity	$4,967,473	$9,855,088

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$1,427,154	$880,672	$2,692,807	$1,490,328
General and administrative	1,791,206	949,002	3,413,575	2,076,608
Total operating expenses	3,218,360	1,829,674	6,106,382	3,566,936

Operating loss	(3,218,360)	(1,829,674)	(6,106,382)	(3,566,936)

Other expense (income)
Change in fair value of derivative liability	(9,523)	120,648	(53,178)	358,998
Interest expense	205,300	190,058	404,332	374,963
Gain on forgiveness of PPP loan	—	(117,953)	—	(117,953)
Total other expense, net	195,777	192,753	351,154	616,008

Loss before income taxes	(3,414,137)	(2,022,427)	(6,457,536)	(4,182,944)

Provision for income taxes	5,141	1,600	5,141	1,600

Net loss and comprehensive loss	$(3,419,278)	$(2,024,027)	$(6,462,677)	$(4,184,544)

Loss per common share:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	495,925,112	378,427,575	495,874,560	357,770,295
Diluted	495,925,112	378,427,575	495,874,560	357,770,295
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,462,677)	$(4,184,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,661	1,948
Stock-based compensation expense	281,722	258,279
Change in fair value of derivative liabilities	(53,178)	358,998
Amortization of debt discount	314,925	287,781
Gain on forgiveness of PPP loan	—	(117,953)
Changes in assets and liabilities:
Prepaid expenses	(41,674)	(72,427)
Prepaid expenses - related party	13,432	(14,805)
Other current asset	(56,317)	—
Other current assets - related party	(12,655)	—
Other assets - related party	—	(4,000)
Accounts payable	(34,022)	17,799
Accounts payable - related parties	105,107	(1,994)
Accrued interest - related party	86,736	42,650
Accrued payroll liabilities	5,798	50,960
Operating lease liability	(39,722)	—
Other current liabilities	(33,764)	357,819
Other current liabilities - related party	55,668	—
Net cash used in operating activities	(5,815,960)	(3,019,489)

Cash flows from investing activities:
Asset acquisition costs	(80,830)	—
Purchase of property and equipment	(5,212)	(10,170)
Net cash used in investing activities	(86,042)	(10,170)

Cash flows from financing activities:
Proceeds from common stock warrant exercises	—	5,730,000
Proceeds from pre-funded warrant exercises	1,967	11,800
Proceeds from stock option exercises	—	4,783
Repayment of insurance premium loan payable	(153,076)	—
Net cash (used in) provided by financing activities	(151,109)	5,746,583

Net (decrease) increase in cash and restricted cash	(6,053,110)	2,716,924

Cash and restricted cash, beginning of period	$8,987,578	$2,473,976

Cash and restricted cash, end of period	$2,934,468	$5,190,900

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$2,929,895	$5,186,331
Restricted cash	4,573	4,569
Total cash and restricted cash shown in the consolidated statements of cash flows	$2,934,468	$5,190,900

Cash paid during the period for:
Interest	$2,669	$44,087
Income taxes	5,141	1,600

Supplemental disclosures of non-cash financing activities:
Asset acquisition costs in other current liabilities and accounts payable	$761,364	$—
Financing of insurance premium	275,537	—
Release of share liability to additional paid-in-capital	13,000	—

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, January 1, 2022	476,108,445	$476,108	$52,644,221	$(47,256,163)	$5,864,166

Stock-based compensation expense	150,000	150	150,208	—	150,358

Exercise of pre-funded warrants	19,666,667	19,667	(17,700)	—	1,967

Net loss for the three months ended March 31, 2022	—	—	—	(3,043,399)	(3,043,399)

Balance, March 31, 2022	495,925,112	$495,925	$52,776,729	$(50,299,562)	$2,973,092

Stock-based compensation expense	—	—	144,364	—	144,364

Net loss for the three months ended June 30, 2022	—	—	—	(3,419,278)	(3,419,278)

Balance, June 30, 2022	495,925,112	$495,925	$52,921,093	$(53,718,840)	$(301,822)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, Balance, January 1, 2021	288,074,415	$288,074	$38,896,693	$(38,733,981)	$450,786

Stock-based compensation expense	600,000	600	145,980	—	146,580

Exercise of common stock warrants	67,166,667	67,167	3,962,833	—	4,030,000

Exercise of pre-funded warrants	11,800,000	11,800	—	—	11,800

Net loss for the three months ended March 31, 2021	—	—	—	(2,160,517)	(2,160,517)

Balance, March 31, 2021	367,641,082	$367,641	$43,005,506	$(40,894,498)	$2,478,649

Stock-based compensation expense	—	—	111,699	—	111,699

Exercise of common stock options	106,250	107	4,676	—	4,783

Exercise of common stock warrants	28,333,334	28,333	1,671,667	—	1,700,000

Net loss for the three months ended June 30, 2021	—	—	—	(2,024,027)	(2,024,027)

Balance, June 30, 2021	396,080,666	$396,081	$44,793,548	$(42,918,525)	$2,271,104

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
The Company is a preclinical pharmaceutical company located in San Diego, California that researches, develops and plans to commercialize cannabinoid derivatives through its own directed research efforts and through several license agreements with the University of Mississippi ("UM").

On May 11, 2022, the Company entered into an Arrangement Agreement, as amended on June 14, 2022 and July 15, 2022, (the “Arrangement Agreement”) with Emerald Health Therapeutics, Inc., a corporation existing under the laws of the Province of British Columbia, Canada (“EHT”), pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) (the “Acquisition”) (Note 3). Subject to the terms and conditions set forth in the Arrangement Agreement, each share of EHT common stock outstanding immediately prior to the effective time of the Arrangement (other than the shares held by EHT dissenting shareholders) shall be transferred to the Company in exchange for 1.95 shares of Company common stock (the “Exchange Ratio”).
As of June 30, 2022, the Company has devoted substantially all its efforts to securing product licenses, carrying out its own research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since inception and as of June 30, 2022, had a working capital deficit of $462,942 and an accumulated deficit of $53,718,840. As of June 30, 2022, the Company had unrestricted cash in the amount of $2,929,895. For the three and six months ended June 30, 2022 and 2021, the Company incurred losses from operations of $3,218,360 and $1,829,674, and 6,106,382 and 3,566,936, respectively. For the three and six months ended June 30, 2022 and 2021, the Company incurred net losses of $3,419,278 and $2,024,027, and $6,462,677 and $4,184,544, respectively. The Company expects to continue to incur significant losses through the end of 2022 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. During the quarter ended June 30, 2022, the Company expended significant resources on the acquisition of EHT and as it approaches the initiation of its first clinical trial in late 2022 has increased research and development spending. These two factors, among others, have resulted in an overall increase in cash used in operating activities. Based on the Company’s expected cash requirements, without obtaining additional funding by the end of the third quarter of 2022, management believes that the Company will not have enough funds to continue clinical studies and pay down its related party debt. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The Company is pursuing the acquisition of EHT due to the cash and real estate that it expects to acquire as a result of the Acquisition (Note 3). Management expects that the Acquisition will provide funding for the Company into at least the second quarter of 2023, which management expects will allow Skye to complete its Phase 1 clinical trial and commence Phase 2 clinical trial. However, the Acquisition is expected to close no earlier than October 15, 2022. Therefore, in order to satisfy the Company's cash flow requirements through the closing of the Acquisition, the Company is exploring interim financing solutions to bridge the Company's operational funding requirements during the pre-closing period, is managing the timing of its vendor payments and has continued to consider other interim funding alternatives. However, the Company cannot provide any assurances that such additional funds will be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, dilution to existing stockholders would result.

On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences ("Sciences"), a related party (Note 9). On April 29, 2020, the Company entered into an Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) with Sciences. As of June 30, 2022, the Company had an outstanding principal balance of $2,464,500 under the Amended Credit Agreement. Effective September 15, 2021, the disbursement line under the Amended Credit Agreement was closed and it no longer serves as a potential source of liquidity to the Company. The outstanding advances plus accrued interest under the Amended Credit Agreement are due on October 5, 2022 (See Note 5).
In December 2019, a novel strain of coronavirus ("COVID-19") emerged in Wuhan, China. Since then, it has spread to the United States, the European Union, and Australia, where the Company has operations and conducts laboratory research and plans to conduct its clinical studies. The effects of COVID-19 could continue to impact the Company's ability to operate as a going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain.
During the second quarter of 2022, the Company was indirectly impacted by a cyberattack on the contract manufacturer for its Phase 1 clinical trial material. This disruption delayed the Company's production timeline and the anticipated initiation of enrollment in the Company's Phase 1 clinical study for SBI-100 Ophthalmic Emulsion ("SBI-100 OE") to the fourth quarter of 2022. The overall potential delay in the Company's drug product research and development from these types of incidents is unknown, but the Company's operations and financial condition will likely continue to suffer in the event of continued business interruptions, supply chain issues, delayed clinical trials, production or a lack of laboratory resources due to the pandemic and other global conditions.

It is possible that the Company may encounter other similar issues relating COVID-19 or the cyberattack that will need to be managed in the future. The factors to take into account in going concern judgements and financial projections include travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of service providers and the general economy.

The Company has made adjustments to its operations designed to keep its employees safe and comply with federal, state and local guidelines. The extent to which COVID-19 may further impact the Company’s business, results of operations, financial condition and cash flows will depend on future developments, which are highly uncertain and cannot be predicted with confidence. In response to COVID-19, the United States government has passed legislation and taken other actions to provide financial relief to companies and other organizations affected by the pandemic.

Notably, the Company relies on third party manufacturers to produce its product candidates. The manufacturing of SBI-100 OE is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States. In connection with the COVID-19 pandemic, there could possibly be an impact on sourcing materials that are part of the eye drop formulation or manufacturing process, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. The location of the clinical trial site is in Australia and since the COVID-19 outbreak in that country, multiple cities have experienced health emergency lockdowns which have had a negative impact on the conduct and timelines of the clinical studies.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the Company’s audited financial statements as of December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022. The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes a broader discussion of the Company’s business and the risks inherent therein.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries SKYE Bioscience Australia and Nemus Sub. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates and judgements as to the appropriate carrying values of equity instruments, derivative liabilities, debt with embedded features, estimates related to the Company's estimation of the percentage of completion under its research and development contracts and the valuation of stock based compensation awards, which are not readily apparent from other sources.
Risks and Uncertainties
The Company’s operations are subject to a number of risks and uncertainties, including but not limited to, changes in the general economy, the size and growth of the potential markets for any of the Company’s product candidates, uncertainties related to the impact of COVID-19 (Note 1), risks related to operating primarily in a virtual environment, results of research and development activities, uncertainties surrounding regulatory developments in the United States, the European Union and Australia and the Company’s ability to attract new funding.

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
Level 2:    Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities or other inputs that are observable or can be corroborated by observable market data.
Level 3:    Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
The carrying values of the Company’s financial instruments, with the exception of the derivative liabilities, approximate their fair value due to their short maturities. The derivative liabilities are valued on a recurring basis utilizing Level 3 inputs (Note 4).
Convertible Instruments
The Company accounts for hybrid contracts with embedded conversion features in accordance with ASC 815, Derivatives and Hedging Activities (“ASC 815”), which requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.
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
Research and Development Expenses and Licensed Technology
Research and development costs are expensed when incurred. These costs may consist of external research and development expenses incurred under agreements with third-party contract research organizations and investigative sites, third-party manufacturing organizations and consultants, license fees, employee-related expenses, which include salaries and benefits for the personnel involved in the Company’s preclinical drug development activities, other expenses and equipment and laboratory supplies.
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
The Company accounts for liability-classified stock option awards (“liability options”) under ASC 718 - Compensation - Stock Compensation (“ASC 718”), under which the Company accounts for its awards containing other conditions as liability classified instruments. Liability options are initially recognized at fair value in stock-compensation expense and subsequently re-measured to their fair values at each reporting date with changes in the fair value recognized in share-based compensation expense or additional paid-in capital upon settlement or cancellation.
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
The computations of basic and diluted loss per common share are as follows:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2022	2021	2022	2021
Basic and diluted loss per share:
Net loss	$(3,419,278)	$(2,024,027)	$(6,462,677)	$(4,184,544)
Weighted average common shares outstanding – basic and diluted	495,925,112	378,427,575	495,874,560	357,770,295
Loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2022	2021	2022	2021
Stock options	37,755,000	21,850,000	37,755,000	21,850,000
Common shares underlying convertible debt	5,570,932	5,213,498	5,570,932	5,213,498
Warrants	136,187,225	50,213,334	136,187,225	50,213,334
Unvested restricted stock units	4,000,000	—	4,000,000	—
Asset Acquisition

The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen is met, the transaction is accounted for as an asset acquisition. If the screen is not met, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.

For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Common stock issued as consideration in an asset acquisition is generally measured based on the acquisition date fair value of the equity interests issued. Direct transaction costs are recognized as part of the cost of an asset acquisition. The Company also evaluates which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. Consideration deposited into escrow accounts are evaluated to determine whether it should be included as part of the cost of an asset acquisition or accounted for as contingent consideration. Amounts held in escrow where we have legal title to such balances but where such accounts are not held in the Company's name, are recorded on a gross basis as an asset with a corresponding liability in our condensed consolidated balance sheet.

The cost of an asset acquisition, including transaction costs, are allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. However, as of the date of acquisition, if certain assets are carried at fair value under other applicable GAAP the consideration is first allocated to those assets with the remainder allocated to the non-monetary identifiable assets based on relative fair value basis.

Government Assistance

The Company early adopted ASU 2021-10 Government Assistance on January 1, 2022. The Company accounts for the tax rebates received from the Australian Taxation Office ("ATO") under such guidance. The Company accounts for the rebates that it receives under the AusIndustry research and development tax incentive program under the income recognition model of IAS 20. Under this model, when there is reasonable assurance that the rebate will be received, the Company recognizes the income from the tax rebate as an offset to research and development expense during the period which the benefit applies to the research and development costs incurred. As of June 30, 2022 and December 31, 2021, the Company has recognized $110,882 and $44,616, respectively, in other current assets in its Condensed Consolidated Balance Sheets.
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
3. Acquisition of Emerald Health Therapeutics, Inc.

On May 11, 2022, the Company and EHT entered into an Arrangement Agreement, as subsequently amended on June 14, 2022 and July 15, 2022, pursuant to which Skye will acquire all of the issued and outstanding shares of EHT pursuant to a plan of arrangement under the Business Corporations Act of British Columbia. As of June 30, 2022, EHT was a related party of the Company due to the investments by Sciences in both Skye and EHT (Notes 9 & 11).

Under the Arrangement Agreement, the Company will issue each EHT shareholder (other than the shares held by EHT dissenting shareholders) 1.95 shares of Skye common stock, for each share of EHT common stock outstanding as of the closing date of the Acquisition. As of June 30, 2022, it is expected that the Company will issue 416,270,585 shares of stock as consideration in the Acquisition and no fractional shares of Skye Common Stock will be issued. It is expected that, for U.S. and Canadian federal income tax purposes, the Acquisition shall constitute a taxable exchange by the EHT shareholders of EHT Shares for Skye Common Stock. In addition, all outstanding stock options and warrants of EHT will be exchanged for replacement options and warrants of Skye on identical terms, as adjusted in accordance with the Exchange Ratio.

The obligations of Skye and EHT to consummate the Arrangement are subject to certain conditions, including, but not limited to the following:

a.obtaining the required approvals of Skye’s and EHT’s shareholders;
b.obtaining an interim order and final order from the Supreme Court of British Columbia approving the Acquisition;
c.the absence of any injunction or similar restraint prohibiting or making illegal the consummation of the Acquisition or any of the other transactions contemplated by the Arrangement Agreement;
d.no material adverse effect having occurred;
e.subject to certain materiality exceptions, the accuracy of the representations and warranties of each party;
f.the performance in all material respects by each party of its obligations under the Arrangement Agreement;
g.the conditional approval by the Canadian Stock Exchange (“CSE”) of the listing of Skye Common Stock and the common stock, options or warrants to be issued to in connection with the Arrangement; and
h.the EHT shareholders shall not have exercised dissent rights in respect of more than 5% of the outstanding EHT shares.

The Company is currently evaluating the expected accounting for the transaction and expects that the Acquisition will be accounted for as an asset acquisition due to the wind-down state of EHT (Note 1). The primary purpose of the Acquisition is to utilize EHT's remaining cash and cash equivalents and liquidate the primary real estate asset owned by EHT in order to fund the Company's operations. In addition, EHT owns a vacant laboratory facility that is fully-licensed to handle controlled substances under Canadian regulations, which the Company is currently evaluating for research and development activities and to support certain manufacturing capabilities. In negotiating the Exchange Ratio, the Company performed a review of EHT's assets and the costs expected to wind down operations. However, there is inherent risk and uncertainty around what the ultimate liquidation value of EHT will be.
The Acquisition is anticipated to close in the fourth quarter of 2022. As of June 30, 2022, the Company has deferred $842,193 in asset acquisition costs.
4. Warrants and Derivative Liabilities
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
Warrants
Warrants vested and outstanding as of June 30, 2022 are summarized as follows:

Source	Exercise Price	Term (Years)	Number of Warrants Outstanding
Pre 2015 Common Stock Warrants	$1.00	10	1,110,000
2015 Common Stock Warrants	5.00	10	100,000
2016 Common Stock Warrants to Service Providers	1.15	10	40,000
2018 Emerald Financing Warrants	0.10	5	3,400,000
Emerald Multi-Draw Credit Agreement Warrants	0.50	5	7,500,000
2019 Common Stock Warrants	0.35	5	8,000,000
2020 Common Stock Warrants to Placement Agent	0.08	5	8,166,667
2021 Inducement Warrants	0.15	5	21,166,667
2021 Inducement Warrants to Placement Agent	0.19	5	1,481,667
2021 Common Stock Warrants	0.09	5	77,777,779
2021 Common Stock Warrants to Placement Agent	0.11	5	5,444,445
2022 Common Stock Warrants to Service Provider	0.04	2	2,000,000
Total warrants outstanding as of June 30, 2022			136,187,225

As of June 30, 2022, all of the Company's warrants are fully vested with the exception of the "2022 Common Stock Warrants to Service Provider."

2022 Common Stock Warrants Issued to a Service Provider

On April 1, 2022, the Company granted 2,000,000 equity classified warrants with a fair value of $35,688 to a service provider at an exercise price of $0.04 per share. The warrants vest monthly over one year and expire on April 1, 2024. Refer to Note 7 for the summary of stock-based compensation expense.

As of the date of grant, the Company valued the warrants with a Black-Scholes valuation method using the following assumptions:

April 1, 2022 Date of Issuance
Dividend yield	—%
Volatility factor	118.5%
Risk-free interest rate	1.92%
Expected term (years)	1.27
Underlying common stock price	$0.04

Derivative Liability
The following tables summarize the activity of the derivative liability for the periods indicated:

	Six Months Ended June 30, 2022
	December 31, 2021 Fair Value of Derivative Liability	Fair Value of Derivative Liability	Change in Fair Value of Derivative Liability	Reclassification of Derivative to Equity	June 30, 2022 Fair Value of Derivative Liability
Emerald Financing - warrant liability	$59,732	$—	$(53,178)	$—	$6,554
Current balance of derivative liability	$59,732	$—	$(53,178)	$—	$6,554

	Six Months Ended June 30, 2021
	December 31, 2020 Fair Value of Derivative Liability	Fair Value of Derivative Liability	Change in Fair Value of Derivative Liability	Reclassification of Derivative to Equity	June 30, 2021 Fair Value of Derivative Liability
Emerald Financing - warrant liability	$38,567	$—	$358,998	$—	$397,565
Total derivative liability	$38,567	$—	$358,998	$—	$397,565
Emerald Financing Warrant Liability
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

The warrant liability is valued at the balance sheet dates using the following assumptions:

	June 30, 2022	December 31, 2021
Dividend yield	—%	—%
Volatility factor	99.0%	126.5%
Risk-free interest rate	2.59%	0.43%
Expected term (years)	0.63	1.13
Underlying common stock price	$0.04	$0.05

5. Debt
Multi-Draw Credit Agreement- Related Party
The Company’s Debt with Sciences consists of the following:

	Conversion Price	As of June 30, 2022	As of December 31, 2021
Total principal value of convertible debt—related party	$0.40	$2,014,500	$2,014,500
Unamortized debt discount		(173,616)	(487,668)
Unamortized debt issuance costs		(1,054)	(1,927)
Carrying value of total convertible debt - related party		1,839,830	1,524,905
Total principal value of non-convertible debt—related party	n/a	450,000	450,000
Total carrying value of advances under the multi-draw credit agreement		$2,289,830	$1,974,905
On October 5, 2018, the Company entered into the Credit Agreement with Sciences, a related party (See Note 9). On April 29, 2020, the Company entered into the Amended Credit Agreement with Sciences, which amends and restates the Credit Agreement. For all pre-existing and new advances, the Amended Credit Agreement removed the change in control as an event of default. The amendments to the pre-existing advances were accounted for as a modification.
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

In connection with each advance under the Amended Credit Agreement, the Company has agreed to issue to Sciences warrants to purchase shares of common stock in an amount equal to 50% of the number of shares of common stock that each advance may be converted into. The warrants have a term of five years and are immediately exercisable upon issuance. Under the Amended Credit Agreement, Sciences may issue notice that no warrants will be granted at the time of the advance request. The warrants issued under the Credit Agreement have an exercise price of $0.50 per share. The exercise prices are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s stockholders (See Note 4).
As of June 30, 2022, the unamortized debt discount on the convertible advances will be amortized over a remaining period of approximately 0.27 years. As of June 30, 2022, the fair value of the shares underlying the convertible advances under the Amended Credit Agreement was $176,269. As of June 30, 2022, the if-converted value did not exceed the principal balance.
Insurance premium loan payable
On February 28, 2022, the Company entered into an annual financing arrangement for a portion of its Directors and Officers Insurance Policy (the “D&O Insurance”) with Marsh & McLennan in an amount of $275,537. The loan is payable in equal monthly installments of $31,149, matures on October 28, 2022 and bears interest at a rate 4.17% per annum. As of June 30, 2022, a total of $200,912 and $122,461, remains financed in prepaid expenses and loans payable, respectively.
Interest Expense
The Company’s interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Related party interest expense – stated rate	$43,608	$43,608	$86,737	$86,737
Insurance premium loan payable - stated rate	1,603	159	2,669	445
Non-cash interest expense:
Amortization of debt discount	159,645	145,885	314,052	286,982
Amortization of transaction costs	444	406	874	799
	$205,300	$190,058	$404,332	$374,963

6. Stockholders’ Equity and Capitalization

Warrant Exercises
During the six months ended June 30, 2022, 19,666,667 pre-funded warrants with an intrinsic value of $1,178,033 were exercised in exchange for 19,666,667 shares of common stock for gross proceeds of $1,967.

Common Stock Issuance

On March 2, 2022, the Company released 150,000 shares of common stock to a service provider (Note 7).

7. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, the Board of Directors approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”). The share reserve under the 2014 Plan equals 10% of the number of issued and outstanding shares of common stock of the Company on an evergreen basis. In August 2020, the Company approved Amendment No. 2 to the 2014 Plan, which increased the share reserve by an additional 7,876,835 shares over the 10% of the number of issued and outstanding shares of common stock, and removed certain restrictions on the number of shares of common stock and the amount of cash-based awards up to which participants of the 2014 Plan can receive in a calendar year. On June 14, 2022, in connection with the Acquisition, the 2014 Plan was further amended to comply with Canadian securities rules and is subject to shareholder approval. The 2014 Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of June 30, 2022, the Company had 13,764,595 shares available for future grant under the 2014 Plan.
Stock Options
The following is a summary of option activities under the Company’s 2014 Plan for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	35,405,000	$0.07	9.08	$134,750

Granted	4,350,000	0.04
Exercised	—	—
Cancelled	(321,250)	0.06
Forfeited	(1,678,750)	0.08
Outstanding, June 30, 2022	37,755,000	$0.07	8.7	$—
Exercisable, June 30, 2022	12,066,250	$0.08	8.02	$—
The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2022 was $0.04.
The fair value of the Company's stock option grants were estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

Six Months Ended June 30, 2022
Dividend yield	—%
Volatility factor	126.3 - 132.6%
Risk-free interest rate	2.89 - 3.60%
Expected term (years)	5.00 - 6.08

Stock Option Awards with Performance and Other Conditions
During the three and six months ended June 30, 2022, the Company granted 4,000,000 stock options with an exercise price of $0.04 which include a combination of performance vesting conditions and other vesting conditions pursuant to a consulting agreement entered with Mr. Jim Heppell, a former director of Skye and related party of the Company (Note 9). The vesting conditions of the stock option award provide that 50% of the options are vested upon grant and the remaining 50% will vest upon the sale of a real estate asset held by EHT at an amount greater than or equal to an amount specified in the agreement. None of the options are exercisable until the Acquisition is consummated, which is not deemed probable as of June 30, 2022, (Note 3). The conditions related to the sale of EHT's real estate are considered other conditions and the condition related to the closing of the Acquisition is considered a performance condition. When a performance condition is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences.
As a result, no share-based compensation expense will be recognized for these stock options until the performance condition is considered to be probable. As of June 30, 2022, the Company has determined that the closing of the Acquisition is not deemed probable, as the consummation of the Acquisition is not solely within the control of the Company.

As of June 30, 2022, the Company has included $73,368 related to the first tranche of these awards in total unrecognized stock-based compensation expense below. The Company has evaluated the second tranche and has determined that due to the other conditions contained in these awards that they will be recorded as liability options once the Acquisition is deemed probable and will be remeasured through their settlement date or cancellation.

Restricted Stock Units

On December 14, 2021, the Company granted restricted stock units (“RSUs”) to its executive management team. The RSUs cliff vest 33% per year on the anniversary of the grant date over a three year period. As of June 30, 2022, 4,000,000 RSUs with a weighted average grant date fair value of $0.06 per share remain unvested.
Awards Granted Outside the 2014 Plan
The following is a summary of restricted stock activity outside of the Company’s 2014 Plan during the six months ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	150,000	$0.13

Released	(150,000)	0.13
Unvested, June 30, 2022	—	$—
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period. The Company recognized stock-based compensation expense, including compensation expense for warrants with vesting provisions issued to a service provider (Note 4), and the RSUs discussed above, in its Condensed Consolidated Statements of Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$21,955	$13,612	$40,541	$19,363
General and administrative	122,409	98,087	241,181	238,916
	$144,364	$111,699	$281,722	$258,279
The total amount of unrecognized compensation cost was $1,381,837 as of June 30, 2022. This amount will be recognized over a weighted average period of 2.73 years.

2022 Employee Stock Purchase Plan
In June 2022, the Company's board of directors approved the 2022 Employee Stock Purchase Plan (the "ESPP"). Under which the Company will offer eligible employees the option to purchase common stock at a 15% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the ESPP. Total individual purchases in any year are limited to 15% of compensation. The ESPP is currently awaiting shareholder approval.

8. Significant Contracts - University of Mississippi
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
The License Agreements contain certain milestone payments, royalty and sublicensing fees payable by the Company, as defined therein. Each License Agreement provides for an annual maintenance fee of $75,000 payable on the anniversary of the effective date. The Company made upfront payments for UM 5050 and UM 8930 of $100,000 and $200,000, respectively. In addition, in March 2020, the Company was notified by the United States Patent and Trademark Office that a notice of allowance was issued for the proprietary molecule under the UM 8930 License Agreement. As a result, the Company paid UM a fee of $200,000. The milestone payments payable for each license are as follows:
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
As of June 30, 2022, the Company has paid the fee due for the notice of patent allowance for the proprietary molecule under the UM 8930 License Agreement. As of June 30, 2022, none of the other milestones under these license agreements have been met (Note 11).

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
As of June 30, 2022, none of the milestones under this license agreement have been met and the agreement was terminated effective January 8, 2022 pursuant to a termination notice provided to UM by the Company on November 9, 2021.
9. Related Party Matters
Emerald Health Sciences
In January 2018, the Company entered into a securities purchase agreement with Sciences pursuant to which Sciences purchased a majority of the equity interest in the Company, resulting in a change in control (the "Emerald Financing"). While Sciences no longer maintains a controlling interest in the Company, it holds a significant equity interest as of June 30, 2022 and has provided the Company with financing under the Amended Credit Agreement (Note 5).
On December 19, 2019, the Company entered into an Independent Contractor Services Agreement with Dr. Avtar Dhillon, at the time a member of Sciences Board of Directors and its CEO, pursuant to which Dr. Dhillon provided ongoing corporate finance and strategic business advisory services to the Company. In exchange for his services, Dr. Dhillon received a fee of $10,000 per month for his services.

On September 14, 2021, Dr. Dhillon provided his notice to terminate the Independent Contractor Services Agreement, with an effective termination date of October 14, 2021. As of October 14, 2021, the Company no longer has any obligations or business relationship with Dr. Dhillon. No expenses were incurred under this agreement during the three months and six months ended June 30, 2022. Under this agreement, for the three and six months ended June 30, 2021, the Company incurred fees of $30,000 and $60,000, respectively.
On May 18, 2022, Jim Heppell resigned from the Company's board of directors and concurrently entered into a consulting agreement with the Company pursuant to which Mr. Heppell will provide services mutually agreed upon by the Company. The consulting agreement has an initial minimum term of one-year and will be automatically renewed for a one-year period on the anniversary of the contract unless terminated with 60 days' notice. Under the consulting agreement, Mr. Heppell is entitled to a monthly fee of $6,300, which will be increased to $16,600 per month upon the closing of the Acquisition. The consulting agreement provides Mr. Heppell with a termination payment in an amount equal to the monthly fees through the then-remaining term of the agreement if Mr. Heppell’s engagement is terminated by the Company without cause. In addition, Mr. Heppell was awarded 4,000,000 stock options which are subject to certain performance and other conditions (Note 7). The Company has accounted for the consulting contract as an in-substance severance arrangement and recognized $75,600 in severance expense during the three and six months ended June 30, 2022. The accrual for Mr. Heppell's severance will be adjusted to include the increased fee payments when the Company determines that the closing of the Acquisition is probable. As of June 30, 2022, the Company recognized $6,300, in accounts payable under this consulting agreement.
As of June 30, 2022, Mr. Heppell is a board member of Emerald Health Pharmaceuticals, Inc. and EHT (Note 3). As of June 30, 2022, Sciences owns 23%, 48%, and 18% of the Company, Emerald Health Pharmaceuticals, Inc. and EHT, respectively. As of June 30, 2022, Mr. Heppell is also a board member and the CEO of Sciences. Mr. Heppell also served on VivaCell's board until he tendered his resignation on January 10, 2022.

VivaCell Biotechnology España, S.L.U (formerly known as Emerald Health Biotechnology España, S.L.U.)
In January 2021 and April 2021, the Company entered into two separate Collaborative Research Agreements pursuant to a Master Services Agreement with VivaCell Biotechnology España, S.L.U ("VivaCell"), a research and development entity with substantial expertise in cannabinoid science and a subsidiary of Emerald Health Research, Inc., which is 100% owned by Sciences. Under the Collaborative Research Agreements, VivaCell will provide research and development services pursuant to agreed-upon project plans for the research and development of SBI-200 and the preclinical development services for novel derivatives. The term of each agreement is initially for a one-year period. The agreements will terminate upon delivery and acceptance of the final deliverables under the project plans or if either party is in breach of the terms of the contract and such breach remains uncured for 45 days. Payment for services are based on the negotiated amounts for the completion of agreed upon objectives as provided in the Collaborative Research Agreements. For the three months ended June 30, 2022 and 2021, the Company incurred $48,908 and $73,678, respectively, in expenses under the Collaborative Research Agreements. For the six months ended June 30, 2022 and 2021, the Company incurred $87,926 and $143,278, respectively, in expenses under the Collaborative Research Agreements. As of June 30, 2022 and December 31, 2021, the Company has recognized prepaid asset in the amount of $0 and $8,056, respectively.

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

The Company has agreed to pay to VivaCell a royalty based on any and all licensing revenue or other consideration paid to the Company by a third-party licensee, assignee or purchaser of intellectual property rights created under the ESRA. In addition, upon a change of control transaction, the Company has agreed to pay an amount equal to the royalty percentage multiplied by the fair value of the intellectual property created under the ESRA. Pursuant to the ESRA, VivaCell will provide a budget to be approved by the Company for each project, and the Company will make payments in accordance with the approved budget and pay an annual retainer to VivaCell of $200,000 per year. For the three and six months ended June 30, 2022, the Company incurred $50,000 and $100,000, respectively, in research and development expenses related to the retainer under the ESRA. As of June 30, 2022 and December 31, 2021, the Company has recognized $50,000 and $5,376 in accounts payable and prepaid expense, respectively, related to the retainer under the ESRA.

The initial term of the agreement is one-year, with automatic renewal for successive one-year terms unless either party terminates upon 60 days' prior written notice to the other party pursuant to the ESRA.

On March 1, 2022, the Company entered into a research project with VivaCell under the ESRA Agreement for the development of a screening platform for anteroposterior ocular diseases. The project budget is $190,500. For the three and six months ended June 30, 2022, the Company incurred $103,913 and $120,000, respectively of research and development expenses under the ESRA. As of June 30, 2022, the Company recognized $55,668, in accrued expense related to the first research project. As of June 30, 2022, the Company recognized $48,249, in accounts payable under this agreement.

Management conflicts
As of June 30, 2022, the Company's CEO Punit Dhillon, is a board member of the Company, Emerald Health Pharmaceuticals, Inc. and EHT (Note 3). Mr. Dhillon also served as a board member of Sciences and VivaCell until he tendered his resignation from such boards on August 10, 2020 and September 22, 2021, respectively.

On February 28, 2022, the Company entered into a standard consulting agreement with the CEO's brother. Compensation under the agreement is for a rate of approximately $78 per hour. The consulting agreement may be terminated by either party upon providing 15 days of advance notice. For the three and six months ended June 30, 2022, the Company incurred $10,779 and $19,374, respectively, of consulting expenses in general and administrative expenses under this agreement. As of June 30, 2022, the Company recognized $2,688, in accounts payable under this consulting agreement.

10. Commitments and Contingencies

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

For the three and six months ended June 30, 2022, lease expense comprised of $22,675 and $45,350, respectively, in lease cost from the Company's non-cancellable operating lease.

The remaining lease term and discount rate related to the operating lease are presented in the following table:

June 30, 2022
Weighted-average remaining term – operating lease (in years)	1.33
Weighted-average discount rate – operating lease	12%

Future minimum lease payments as of June 30, 2022 are presented in the following table:

Year:
2022 (remaining six months)	48,888
2023	83,093
Total future minimum lease payments:	131,981
Less imputed interest	(10,631)
Total	$121,350

Reported as:

Operating lease liability	$88,928
Operating lease liability, net of current portion	32,422
Total lease liability	$121,350

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

As of June 30, 2022, the Company is party to a legal proceeding with a former employee alleging wrongful termination. While there is a reasonable possibility that a loss may have been incurred, due to the stage of the proceedings as of June 30, 2022, the Company is unable to make an estimate as to the amount of the contingency, as the legal proceeding remains in the discovery phase. The Company is expensing the legal costs related to this proceeding as incurred.

11. Subsequent Events

Related Party Matters

On July 8, 2022, Sciences distributed its shareholdings in EHT to the individual shareholders of Sciences in the form of a return of capital. As a result, there is no longer a common ownership interest by Sciences in both Skye and EHT (Note 3).

On July 11, 2022, the Company and EHT entered into a consulting agreement pursuant to which representatives of the Company will provide administrative assistance to EHT to assist EHT in satisfying its financial reporting, operational and regulatory obligations. EHT will pay the Company $150 for each hour of services provided by the Company. The term of the consulting agreement ends on the date of the closing or termination of the Arrangement Agreement, and both EHT and the Company can terminate such agreement upon thirty (30) days' notice. The consulting agreement has an effective date of May 12, 2022 and as of June 30, 2022, the Company has recorded a receivable of $12,655 in other current assets - related party in the Condensed Consolidated Balance Sheets.

On July 15, 2022, the Company and EHT entered into the second amendment to the Arrangement Agreement to extend the outside date of the closing of the acquisition to November 15, 2022 in the event that the parties encounter regulatory delays.

Significant Contracts

In July 2022, we triggered the first $100,000 milestone payment under our UM 5050 license agreement upon submission of our application for authorization to conduct the Company's Phase 1 trial of SBI-100 OE to the Therapeutic Goods Administration in Australia.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements (unaudited) for the three and six months ended June 30, 2022 and 2021 (unaudited) and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, together with the notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
Effective January 19, 2021, we changed our name from Emerald Bioscience, Inc. to Skye Bioscience, Inc. Our common stock is quoted on the OTCQB under the symbol "SKYE". Previously, it traded under the symbol "EMBI".
In August 2019, we formed a new subsidiary in Australia, SKYE Bioscience Australia, in order to qualify for the Australian government’s research and development tax credit for research and development dollars spent in Australia. The primary purpose of SKYE Bioscience Australia is to conduct clinical trials for our drug product candidates. We have retained Novotech as our contract research organization "CRO" and expect to commence Phase 1 trial in the fourth quarter of 2022.
On May 11, 2022, we entered into an Arrangement Agreement (the “Arrangement Agreement”) with Emerald Health Therapeutics, Inc., a corporation existing under the laws of the Province of British Columbia, Canada (“EHT”), pursuant to which we will acquire all of the issued and outstanding common shares of EHT on a basis of 1.95 shares of our common stock per outstanding share of EHT common stock (the “Acquisition”). EHT is currently undergoing a realization process to wind down all prior operations and liquidate substantially all of its remaining assets. We expect this strategic opportunity to be a pivotal financing event for our business allowing us to extend our cash runway into at least the second quarter of 2023 and obtain meaningful clinical data. In addition, EHT has a lab facility which we are currently evaluating to determine whether it is practical to bring certain aspects of our research and development activities in house.
Our Product Candidates and Significant Contracts

UM 5050 and UM 8930 License Agreements

We hold license agreements with University of Mississippi ("UM") for UM 5050 and UM 8930 for "all fields of use" (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted us an exclusive license including, with the prior written consent of UM, the right to sublicense the intellectual property related to UM 5050 and UM 8930 for all fields of use. All fields of use means no restrictions on use of the underlying inventions, including developing UM 5050 and UM 8930 to treat any disease through any form of delivery under the License Agreements.

The exclusive license for our lead compound, SBI-100 Ophthalmic Emulsion ("SBI-100 OE"), a cannabinoid receptor type 1 ("CBR1") agonist, under UM 5050 is expected to allow us to explore related uses for the active moiety of SBI-100 OE. Independent in vitro and in vivo studies have demonstrated the potential use of SBI-100 OE in a variety of potential indications based on the ability of CBR1 agonists to act as an anti-inflammatory, anti-fibrotic and/or inhibitor of neovascularization. The Company has generated data related to these effects using an ex vivo human tissue model of the eye. SBI-100 OE is designed to enhance the pharmacokinetics and pharmacodynamics of the active part of the molecule once introduced into the body through various routes of administration being considered by the development team.

The exclusive license of SBI-200, a novel cannabinoid receptor ("CBR") modulator, under UM 8930, is expected to allow us to explore uses in ophthalmic disorders as well as expanded research and development into organ systems outside of ophthalmology. Potential therapeutic areas beyond ophthalmic indications for SBI-200 may include the central nervous system, gastrointestinal tract, endocrine/metabolic system, reproductive system, or as yet unrecognized opportunities. We have developed strategic collaborations to identify and advance these applications.

SBI-100 Ophthalmic Emulsion (SBI-100 OE)
Our lead compound, SBI-100 OE, is initially being developed to treat ocular disease. The first-in-human Phase 1 trial are expected to be conducted in healthy volunteers in Australia to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of SBI-100 OE. We are eligible under the AusIndustry research and development tax incentive program to obtain a cash incentive from the Australian Taxation Office. The tax incentive is available to us based on specific criteria with which we must comply and is based on our eligible research and development spend in Australia. The Company may be eligible for either a 43.5% refundable tax offset if it has aggregate turnover of less than $20 million per annum or a 38.5% non-refundable tax offset of eligible research and development expenditure up to $100 million if it has annual turnover of $20 million or more per annum.
We are focused on clinical enabling activities, notably, formulation and manufacturing of drug product supply for our first-in-human Phase 1 clinical trial, and completing validation of a pharmacokinetic assay for human samples to support our clinical studies. The manufacturing of SBI-100 OE is conducted in the United States. Formulation of the eye drop for testing is also performed in the United States but we rely on excipients that can be sourced from countries outside the United States, such as China. Due to the continuing effects of the COVID-19 pandemic, there could possibly be a negative impact on our ability to source materials that are part of the eye drop formulation, as well as negative impacts to our volunteer and/or patient recruitment in Australia for clinical studies.
Subsequent to the initiation of the Phase 1 study, we intend to file an investigational new drug ("IND") application with the United States Food and Drug Administration ("FDA") to study SBI-100 OE in a Phase 2 randomized, controlled, double-masked clinical trial in patients with glaucoma or ocular hypertension to obtain additional data to determine whether the topical delivery of SBI-100 OE is safe and well-tolerated, and whether intraocular pressure is markedly different between patients treated with SBI-100 OE and the placebo. Design of the Phase 2 clinical trial will be dependent upon the advice of our clinical advisory board, the FDA and other regulatory bodies.
SBI-200

We have initiated research activities to explore the utility of SBI-200. Early studies of SBI-200 demonstrated analgesic, anti-inflammation, anti-fibrotic and anti-seizure properties, including the potential treatment and management of several eye diseases, such as uveitis, dry eye syndrome, macular degeneration and diabetic retinopathy. Data we presented at the American Association of Pharmaceutical Scientists ("AAPS") meeting held in November 2017 revealed that an early ocular formulation of SBI-200 was able to penetrate multiple compartments of the eye, including reaching the retina and the optic nerve. Further testing will be conducted to further evaluate the possible utility of this compound as a therapeutic agent and we continue to advance our research studies related to SBI-200 to explore different therapeutic applications.

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

The majority of our workforce continues to be and was remote prior to the COVID-19 pandemic, and therefore our employees have seen little disruption as a result of the COVID-19 pandemic. However, employee safety and well-being is of paramount importance to us in any year and continues to be of particular focus in 2022 in light of the continuing and evolving COVID-19 pandemic. In response to the pandemic, we have supported our employees and government efforts to curb the COVID-19 pandemic through safety and communication efforts and investments, which include:

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
During the second quarter of 2022, we were indirectly impacted by a cyberattack on our Phase 1 clinical supply contract manufacturer. This disruption delayed our production timeline and the anticipated initiation of enrollment in our Phase 1 clinical studies for SBI-100 Ophthalmic Emulsion ("SBI-100 OE") to the fourth quarter of 2022. The overall potential delay in our drug product research and development from these types of incidents is unknown, but our operations and financial condition will likely continue to suffer in the event of continued business interruptions, supply chain issues, delayed clinical trials, production or a lack of laboratory resources due to the pandemic and other global conditions. It is possible that we may encounter other similar issues relating to the current situation that will need to be managed in the future. The factors to take into account in going concern judgements and financial projections include travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of service providers and the general economy.

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
We have incurred operating losses and negative cash flows from operations since inception and as of June 30, 2022, had a working capital deficit of $462,942 and an accumulated deficit of $53,718,840. As of June 30, 2022, we had unrestricted cash in the amount of $2,929,895. For the three and six months ended June 30, 2022 and 2021, we incurred losses from operations of $3,218,360 and $1,829,674, and 6,106,382 and 3,566,936, respectively. For the three and six months ended June 30, 2022 and 2021, we incurred net losses of $3,419,278 and $2,024,027, and $6,462,677 and $4,184,544, respectively. We expect to continue to incur significant losses through 2022 and expects to incur significant losses and negative cash flows from operations in the future.

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to accrued expenses, the percentage of completion as it relates to our clinical accruals, financing operations, contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates and judgements as to the appropriate carrying values of our equity instruments, derivative liability, debt with embedded features, clinical accruals and the valuation of our stock based compensation awards, which are not readily apparent from other sources. We consider certain accounting policies related to fair value measurements, convertible instruments, warrants issued in connection with financings, stock-based compensation expense and earnings per share to be critical accounting policies that require the use of significant judgements and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and included a new "Asset Acquisition" policy note and made updates to its "Stock-based Compensation" policy note which are critical to its accounting policies and estimates during the six months ended June 30, 2022 (Note 2).

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

Three months ended June 30, 2022 and 2021

Research and Development Expenses

Research and development expenses included the following:

•	license fees;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party contract research organizations and investigative sites; and

•	payments to third party manufacturing organizations and consultants.
We expect to incur future research and development expenditures to support our preclinical and clinical studies. Preclinical activities include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess safety and efficacy. Our application to administer our lead drug candidate, SBI-100 OE, in human subjects has been submitted and approval was obtained by Belberry Limited, an Australian Human Research Ethics Committee (HREC) during the quarter ended June 30, 2022. We have received authorization from the Australian Therapeutics Goods Administration to commence clinical trials and are awaiting the manufacture and delivery of our drug to our CRO in Australia to do so. We expect to initiate enrollment in our first-in-human study during the fourth quarter of 2022.

Below is a summary of our research and development expenses during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
Research and development expenses	$1,427,154	$880,672	$546,482	62%

Research and development expenses for the three months ended June 30, 2022 increased by $546,482 as compared to the three months ended June 30, 2021. The increase in research and development expenses was primarily due to an increase in contract research and development activities, including amounts paid to our contract research organization, of approximately $237,000, increases in lab supplies and materials of $28,000 and an increase in compensation cost of approximately $240,000 due to bonus expense and additional headcount from the addition of regulatory and development personnel.

General and Administrative Expenses

Below is a summary of general and administrative expenses for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
General and administrative expenses	$1,791,206	$949,002	$842,204	89%

General and administrative expenses for the three months ended June 30, 2022 increased by $842,204 as compared to the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase in employee wages and board fees of approximately $439,000 related to the hiring of our chief financial officer, Acquisition related bonus payments and the addition of two board members, an increase in professional fees of approximately $425,000 related primarily to costs associated with general legal fees, an increase in software expense of approximately $26,000, and an increase in facilities and rent expense of approximately $27,000. The aggregate increase was offset by decreases of approximately $42,000 and $59,000 in investor relations expenses and consulting expenses, respectively.

Other Expense (Income)

Below is a summary of other expense (income) during the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
Change in fair value of derivative liabilities	$(9,523)	$120,648	$(130,171)	(108)%
Interest expense	205,300	190,058	15,242	8%
Gain on forgiveness of PPP loan	—	(117,953)	117,953	100%
Total other expense	$195,777	$192,753	$3,024	2%

For the three months ended June 30, 2022, we had net other expense of $195,777 related to interest expense and a gain from the change in fair value of our warrant liability. When comparing the three months ended June 30, 2022 and 2021, total other expense remained relatively constant. However, during the three months ended June 30, 2021, we recognized a gain from the forgiveness of our PPP loan which was offset by a loss from the increase in value of our derivative liabilities. Gains and losses from the change in fair value of our derivative liabilities are due primarily to fluctuations in our stock price and our volatility during each period. The slight increase in interest expense was due to an increase in the amortization of the debt discount on our Amended Credit Agreement for the period ended June 30, 2022, as compared to the period ended June 30, 2021.

Six months ended June 30, 2022 and 2021

Below is a summary of our research and development expenses during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
Research and development expenses	$2,692,807	$1,490,328	$1,202,479	81%

Research and development expenses for the six months ended June 30, 2022 increased by $1,202,479 as compared to the six months ended June 30, 2021. The increase in research and development expenses was primarily due to an increase in contract research and development activities, including amounts paid to our contract research organization of approximately $479,000, an increase in the use of specialized consultants of approximately $170,413, increases in lab supplies and materials of approximately $36,000 and an increase in compensation cost of approximately $476,000 due to bonus expense and additional headcount from the addition of regulatory and development personnel.

General and Administrative Expenses

Total general and administrative expenses for the six months ended June 30, 2022 and 2021, were as follows:

	Six Months Ended June 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
General and administrative expenses	$3,413,575	$2,076,608	$1,336,967	64%

General and administrative expenses for the six months ended June 30, 2022 increased by $1,336,967 as compared to the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to an increase in employee wages and board fees of approximately $589,000 related to the hiring of our chief financial officer and the addition of two board members, an increase in professional fees of approximately $815,000 related primarily to preliminary diligence costs associated with the EHT Acquisition which were expensed as incurred during the first quarter, increases in general legal fees, an increase in software expense of approximately $58,000, and an increase in facilities and rent expense of approximately $61,000. The aggregate increase was offset by decreases of approximately $134,000 and $98,000 in investor relations expenses and consulting expenses, respectively.

Other Expense (Income)

Total other expense (income) for the six months ended June 30, 2022 and 2021, was as follows:

	Six Months Ended June 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
Change in fair value of derivative liabilities	$(53,178)	$358,998	$(412,176)	(115)%
Interest expense	404,332	374,963	29,369	8%
Gain on forgiveness of PPP loan	—	(117,953)	117,953	100%
Total other expense	$351,154	$616,008	$(264,854)	(43)%

For the six months ended June 30, 2022, we had net other expense of $351,154 related to interest expense, offset in part by a gain from the change in fair value of derivative liabilities. The primary reason for the gain on the change in fair value of our derivative liabilities was due to the decrease in our stock price and volatility, for the period ended June 30, 2022 as compared to the period ended June 30, 2021. The increase in interest expense was due to an in increase in the amortization of the debt discount on our Amended Credit Agreement for the period ended June 30, 2022, as compared to the period ended June 30, 2021.

For the six months ended June 30, 2021, we had net other expense of $616,008 related to interest expense and a loss from the change in fair value of derivative liabilities. The primary reason for the loss on the change in fair value of our derivative liabilities was due to a increase in our stock price and volatility, for the period ended June 30, 2021, Other expenses during the period were offset by the gain on debt forgiveness realized from the PPP Loan.

Liquidity, Going Concern and Capital Resources

Liquidity and Going Concern

We have incurred operating losses and negative cash flows from operations since our inception. We expect to continue to incur significant losses and negative cash flows from operations through 2022 and into the foreseeable future. We anticipate that we will continue to incur net losses in order to advance and develop potential drug candidates in preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company and raising capital. Historically, we have funded our operations primarily through the issuance of equity securities and borrowings from Sciences.

During the latter part of 2022 and in 2023, we expect to fund our operations through the strategic Acquisition of EHT and subsequent liquidation of EHT's assets. Management expects that this funding opportunity will finance the Company at least through the second quarter of 2023 which will allow Skye to complete its Phase 1 trial and commence Phase 2 trial. However, the Acquisition is expected to close no earlier than October 15, 2022. Therefore, in order to satisfy our cash flow requirements through the Acquisition date, we are exploring interim financing solutions to bridge our operational funding requirements during the pre-close period, are managing the timing of our vendor payments and have continued to consider other interim funding alternatives. However, we cannot provide any assurances that such additional funds will be available on reasonable terms, or at all. If we raise additional funds by issuing equity securities, dilution to existing stockholders would result.

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

As of June 30, 2022, we had an accumulated deficit of $53,718,840, stockholders’ deficit of $301,822 and a working capital deficit of $462,942. We had unrestricted cash of $2,929,895 as of June 30, 2022, as compared to $8,983,007 as of December 31, 2021. The decrease was attributable to operating cash burn during the six months ended June 30, 2022, which was accelerated due to Acquisition related costs and increases in our research and development expenses as we approach our Phase 1 clinical study. Without additional funding, management believes that we will not have enough funds to meet our obligations and continue our preclinical and clinical studies beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions indicate it is probable that there is substantial doubt as to our ability to continue as a going concern, unless we are able to raise sufficient capital to continue our operations.

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

Cash Flows

The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(5,815,960)	$(3,019,489)
Net cash used in investing activities	(86,042)	(10,170)
Net cash (used in) provided by financing activities	(151,109)	5,746,583

Cash Flows from Operating Activities

The primary use of cash for our operating activities during the period was to fund research development activities for our preclinical product candidates and general and administrative activities. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, non-cash interest expense related to the amortization of our debt discounts on our related party Amended Credit Agreement, fair value adjustments related to our warrant liability and depreciation and amortization.

Cash used in operating activities of $5,815,960 during the six months ended June 30, 2022, reflected a net loss of $6,462,677, partially offset by aggregate non-cash charges of $598,130 and included a $48,587 net change in our operating assets and liabilities.

Non-cash charges included $281,722 for stock-based compensation expense, $314,925 non-cash interest expense from the amortization of the debt discount on the multi-draw credit facility – related party, a $53,178 gain from the decrease in fair value of our warrant liability and $54,661 in depreciation and amortization. The net change in our operating assets and liabilities included a $114,438 increase in our accrued expense and other current liabilities and a $71,085 increase in our accounts payable.

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

Cash Flows from Investing Activities

Our investing activities consist of our capital expenditures in relation to the purchase of property plant and equipment and costs incurred in connection with the acquisition of EHT. During the six months ended June 30, 2022 and 2021, the Company purchased $5,212 and $10,170 in machinery office equipment, respectively. During the six months ended June 30, 2022, the Company made $80,830 in payments for acquisition transaction costs.

Cash Flows from Financing Activities

Cash flows from financing activities primarily reflect proceeds from the sale of our securities and debt financings.

During the six months ended June 30, 2022, cash used in financing activities included $1,967 in proceeds received in connection with the exercise of pre-funded warrants and a $153,076 repayment on the our insurance premium loan payable.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a the reasonable assurance level.
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
Item 1A. Risk Factors.
Not required because we are a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

2.1	Arrangement Agreement, dated May 11, 2022, by and between the Company and EHT (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 11, 2022)
2.2
Amendment No. 1 to the Arrangement Agreement, dated June 14, 2022, by and between the Company and EHT (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 17, 2022)

2.3
Amendment No. 2 to the Arrangement Agreement, dated July 15, 2022, by and between the Company and EHT (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2022)

3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to our Report on Form 10-K filed on March 2, 2021)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Report on Form 10-K filed on March 2, 2021)
4.1*	2022 Common Stock Warrant issued to Bear Creek Capital
10.1	Form of Support Agreement by and between the Company and certain EHT shareholders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 11, 2022)
10.2	Form of Support Agreement by and between EHT and certain Company shareholders (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 11, 2022)
10.3
Support Agreement, dated May 18, 2022, by and between the Company and Emerald Health Sciences, Inc. (“EHS”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 23, 2022)

10.4	Support Agreement, dated May 18, 2022, by and between EHT and EHS (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 23, 2022)
10.5*	Form of Stock Option Agreement under 2014 Omnibus Incentive Plan (NQSO)
10.6*	Form of Stock Option Agreement under 2014 Omnibus Incentive Plan (ISO)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Skye Bioscience, Inc., a Nevada corporation

August 15, 2022	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary, Chairman of the Board, and Director (Principal Executive Officer)

August 15, 2022	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)