Form 10-Q
period 2022-09-30
Skye Bioscience, Inc.
filed 2022-11-14
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 11, 2022, there were 912,195,626 shares of the issuer’s $0.001 par value common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q contain forward-looking statements that are based on management’s current expectations and assumptions and information currently available to management and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially and negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section below titled “Risk Factors,” including, without limitation, risks relating to:
•the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates;
•the early stage of our product candidates presently under development;
•our need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;
•our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;
•our ability to retain or hire key scientific or management personnel;
•our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;
•our dependence on University of Mississippi, third party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators, including global supply chain disruptions;
•our ability to develop successful sales and marketing capabilities in the future as needed;
•the size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;
•competition in our industry;
•the residual impacts of the novel coronavirus ("COVID-19") pandemic, or responses to a future pandemic on our business, clinical trials or personnel;
•regulatory developments in the United States and foreign countries; and
•any other strategic and financial benefits in connection with the Arrangement Agreement (as defined below), including any anticipated future results and pro-forma financial information relating to the resulting issuer and the sale of the historical assets of EHT, including, the expected timing of the closing of the Verdélite SPA (as defined below) and the ultimate liquidation value of EHT.

We operate in a rapidly changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, including the residual impacts of the COVID-19 pandemic, the current global economic environment, including the impacts of the high inflationary environment, and associated business disruptions such as delayed clinical trials, laboratory resources and supply chain limitations, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements included in this report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)	(Note 2)
ASSETS
Current assets
Cash	$415,389	$8,983,007
Restricted cash	4,574	4,571
Prepaid expenses	708,477	554,217
Prepaid expenses - related party	—	13,432
Deferred asset acquisition costs	1,388,444	—
Other current assets	143,859	56,870
Other current assets - related party	22,542	—
Total current assets	2,683,285	9,612,097

Property and equipment, net	86,163	87,710
Operating lease right-of-use asset	91,064	146,972
Other asset	8,309	8,309
Total assets	$2,868,821	$9,855,088

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$2,067,766	$897,880
Accounts payable - related parties	120,216	2,130
Accrued interest - related party	305,734	174,911
Accrued payroll liabilities	443,983	344,450
Insurance premium loan payable	30,615	—
Other current liabilities	526,818	375,842
Other current liabilities - related parties	102,390	—
Derivative liability	326	59,732
Multi-draw credit agreement - related party	450,000	450,000
Convertible multi-draw credit agreement - related party, net of discount	2,005,371	1,524,905
Operating lease liability, current portion	92,356	82,372
Total current liabilities	6,145,575	3,912,222

Non-current liabilities
Operating lease liability, net of current portion	8,227	78,700
Total liabilities	6,153,802	3,990,922

Commitments and contingencies (Note 10)

Stockholders’ (deficit) equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 5,000,000,000 shares authorized at September 30, 2022 and December 31, 2021; 495,925,112 and 476,108,445 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	495,925	476,108
Additional paid-in-capital	53,065,217	52,644,221
Accumulated deficit	(56,846,123)	(47,256,163)
Total stockholders’ (deficit) equity	(3,284,981)	5,864,166
Total liabilities and stockholders’ equity	$2,868,821	$9,855,088

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$1,781,724	$327,731	$4,474,531	$1,818,059
General and administrative	1,140,558	1,491,378	4,554,131	3,567,985
Total operating expenses	2,922,282	1,819,109	9,028,662	5,386,044

Operating loss	(2,922,282)	(1,819,109)	(9,028,662)	(5,386,044)

Other expense (income)
Change in fair value of derivative liability	(6,228)	(189,649)	(59,406)	169,349
Interest expense	211,229	195,358	615,563	570,322
Gain on forgiveness of PPP loan	—	—	—	(117,953)
Total other expense, net	205,001	5,709	556,157	621,718

Loss before income taxes	(3,127,283)	(1,824,818)	(9,584,819)	(6,007,762)

Provision for income taxes	—	—	5,141	1,600

Net loss and comprehensive loss	$(3,127,283)	$(1,824,818)	$(9,589,960)	$(6,009,362)

Loss per common share:
Basic	$(0.01)	$—	$(0.02)	$(0.02)
Diluted	$(0.01)	$—	$(0.02)	$(0.02)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	495,925,112	413,489,603	495,891,596	376,547,498
Diluted	495,925,112	414,461,032	495,891,596	376,547,498
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,589,960)	$(6,009,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,466	9,412
Stock-based compensation expense	425,846	747,252
Change in fair value of derivative liabilities	(59,406)	169,349
Amortization of debt discount	480,466	439,053
Gain on forgiveness of PPP loan	—	(117,953)
Changes in assets and liabilities:
Prepaid expenses	121,277	(131,088)
Prepaid expenses - related party	13,432	(18,125)
Other current asset	(86,989)	—
Other current assets - related party	(22,542)	—
Other asset	—	(8,309)
Accounts payable	370,136	(72,719)
Accounts payable - related parties	118,086	2,968
Accrued interest - related party	130,823	86,737
Accrued payroll liabilities	99,533	201,334
Operating lease liability	(60,489)	(6,442)
Other current liabilities	1,381	201,861
Other current liabilities - related party	102,390	—
Net cash used in operating activities	(7,872,550)	(4,506,032)

Cash flows from investing activities:
Asset acquisition costs	(436,554)	—
Purchase of property and equipment	(15,556)	(36,828)
Net cash used in investing activities	(452,110)	(36,828)

Cash flows from financing activities:
Proceeds from the sale of common stock and warrants – net of $851,538 for the September 30, 2021 period	—	6,146,496
Proceeds from common stock warrant exercises	—	6,999,999
Proceeds from pre-funded warrant exercises	1,967	11,800
Proceeds from stock option exercises	—	4,783
Repayment of insurance premium loan payable	(244,922)	—
Net cash (used in) provided by financing activities	(242,955)	13,163,078

Net (decrease) increase in cash and restricted cash	(8,567,615)	8,620,218

Cash and restricted cash, beginning of period	$8,987,578	$2,473,976

Cash and restricted cash, end of period	$419,963	$11,094,194

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$415,389	$11,089,624
Restricted cash	4,574	4,570
Total cash and restricted cash shown in the consolidated statements of cash flows	$419,963	$11,094,194

Cash paid during the period for:
Interest	$4,275	$44,087
Income taxes	5,141	1,600

Supplemental disclosures of non-cash financing activities:
Asset acquisition costs in other current liabilities and accounts payable	$951,890	$—
Financing of insurance premium	275,537	—
Release of share liability to additional paid-in-capital	13,000	—
Purchases of property and equipment in other current liabilities	10,455	39,607
Establishment of right-of-use asset	—	170,606
Accrued financing charges	—	83,722

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, January 1, 2022	476,108,445	$476,108	$52,644,221	$(47,256,163)	$5,864,166

Stock-based compensation expense	150,000	150	150,208	—	150,358

Exercise of pre-funded warrants	19,666,667	19,667	(17,700)	—	1,967

Net loss for the three months ended March 31, 2022	—	—	—	(3,043,399)	(3,043,399)

Balance, March 31, 2022	495,925,112	$495,925	$52,776,729	$(50,299,562)	$2,973,092

Stock-based compensation expense	—	—	144,364	—	144,364

Net loss for the three months ended June 30, 2022	—	—	—	(3,419,278)	(3,419,278)

Balance, June 30, 2022	495,925,112	$495,925	$52,921,093	$(53,718,840)	$(301,822)

Stock-based compensation expense	—	—	144,124	—	144,124

Net loss for the three months ended September 30, 2022	—	—	—	(3,127,283)	(3,127,283)

Balance, September 30, 2022	495,925,112	$495,925	$53,065,217	$(56,846,123)	$(3,284,981)

See accompanying notes to the condensed consolidated financial statements.

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, Balance, January 1, 2021	288,074,415	$288,074	$38,896,693	$(38,733,981)	$450,786

Stock-based compensation expense	600,000	600	145,980	—	146,580

Exercise of common stock warrants	67,166,667	67,167	3,962,833	—	4,030,000

Exercise of pre-funded warrants	11,800,000	11,800	—	—	11,800

Net loss for the three months ended March 31, 2021	—	—	—	(2,160,517)	(2,160,517)

Balance, March 31, 2021	367,641,082	$367,641	$43,005,506	$(40,894,498)	$2,478,649

Stock-based compensation expense	—	—	111,699	—	111,699

Exercise of common stock options	106,250	107	4,676	—	4,783

Exercise of common stock warrants	28,333,334	28,333	1,671,667	—	1,700,000

Net loss for the three months ended June 30, 2021	—	—	—	(2,024,027)	(2,024,027)

Balance, June 30, 2021	396,080,666	$396,081	$44,793,548	$(42,918,525)	$2,271,104

Stock-based compensation expense	750,000	750	484,973	—	485,723

Common stock and warrants issued	58,111,112	58,111	6,004,663	—	6,062,774

Exercise of pre-funded warrants	21,166,667	21,166	1,248,833	—	1,269,999

Net loss for the three months ended September 30, 2021	—	—	—	(1,824,818)	(1,824,818)

Balance, September 30, 2021	476,108,445	$476,108	$52,532,017	$(44,743,343)	$8,264,782

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
On May 11, 2022, the Company entered into an Arrangement Agreement, as amended on June 14, 2022, July 15, 2022 and October 14, 2022 (the “Arrangement Agreement”) with Emerald Health Therapeutics, Inc., a corporation existing under the laws of the Province of British Columbia, Canada (“EHT”), pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) (the “Acquisition”) (Note 3). On November 10, 2022, the Company completed the Acquisition. Each share of EHT common stock outstanding immediately prior to the effective time of the Acquisition was transferred to the Company in exchange for 1.95 shares of Company common stock (the “Exchange Ratio”). As of September 30, 2022, the Acquisition had not yet been completed and as such, the financial statements do not reflect the effect of the transaction.
Also, on November 10, 2022, EHT and certain other parties entered into a share purchase agreement with a third party for the sale of EHT's subsidiaries, Verdélite Sciences, Inc. for an aggregate purchase price of approximately USD $9,300,000, subject to certain adjustments. The sale of these subsidiaries will complete the divestiture of EHT's most significant cannabis production and cultivation assets (Note 11).
As of September 30, 2022, the Company has devoted substantially all its efforts to securing product licenses, carrying out its own research and development, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since inception and as of September 30, 2022, had a working capital deficit of $3,462,290 and an accumulated deficit of $56,846,123. As of September 30, 2022, the Company had unrestricted cash in the amount of $415,389. For the three and nine months ended September 30, 2022 and 2021, the Company incurred losses from operations of $2,922,282 and $1,819,109, and 9,028,662 and 5,386,044, respectively. For the three and nine months ended September 30, 2022 and 2021, the Company incurred net losses of $3,127,283 and $1,824,818, and $9,589,960 and $6,009,362, respectively. The Company expects to continue to incur significant losses through the end of 2022 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. As the Company approaches the initiation of its Phase 1 clinical trial, which is expected to occur in December 2022, it has increased research and development spending. During the nine months ended September 30, 2022, the Company expended significant resources on the Acquisition and experienced various transactional delays which resulted in the further extension of the outside date to close the transaction. Due to these delays, in October 2022 the Company entered into a working capital loan from EHT to provide funds to continue operations through the date of closing of the Acquisition (Note 11). These two factors, among others, have resulted in an overall increase in cash used in operating activities for the nine months ended September 30, 2022. Based on the Company’s expected cash requirements, without obtaining additional funding by the second half of 2023, management believes that the Company will not have enough funds to continue clinical studies. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Subsequent to September 30, 2022, the Acquisition was completed and the Company acquired the cash and other assets of EHT (Note 3). Management expects that the Acquisition will provide funding for the Company into at least the second quarter of 2023, which is expected to allow Skye to complete its Phase 1 clinical trial and commence its Phase 2 clinical trial.
During the third quarter of 2022, the Company met its operational funding requirements during the pre-closing period by, among other things, laying off two employees and entered into a $700,000 working capital Loan Agreement from EHT ( Note 11). In late 2022 and early 2023, the Company will continue with the liquidation of EHT's assets, including the closing of the Verdélite SPA, and explore additional financing options. However, the Company cannot provide any assurances that such additional funds will be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, dilution to existing stockholders would result.
On October 5, 2018, the Company entered into a Multi-Draw Credit Agreement (the “Credit Agreement”) with Emerald Health Sciences ("Sciences"), a related party (Note 9). On April 29, 2020, the Company entered into an Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) with Sciences. As of September 30, 2022, the Company had an outstanding principal balance of $2,464,500 under the Amended Credit Agreement. Effective September 15, 2021, the disbursement line under the Amended Credit Agreement was closed and it no longer serves as a potential source of liquidity to the Company. The outstanding advances plus accrued interest under the Amended Credit Agreement were due on October 5, 2022 and the Company is currently within the 30 business day grace period for repayment (Note 5).
On July 8, 2022, Sciences distributed its shareholdings in EHT to the individual shareholders of Sciences in the form of a return of capital. As a result, there is no longer a common ownership interest by Sciences in both Skye and EHT.
During the second quarter of 2022, the Company was indirectly impacted by a cyberattack on the contract manufacturer for its Phase 1 clinical trial material. This disruption delayed the Company's production timeline and the anticipated initiation of enrollment in the Company's Phase 1 clinical study for SBI-100 Ophthalmic Emulsion ("SBI-100 OE") to the fourth quarter of 2022. The overall potential delay in the Company's drug product research and development from these types of incidents is unknown.
It is possible that the Company may encounter other similar issues relating to supply chain issues, a lack of production or laboratory resources, global economic and political conditions, pandemics or cyberattacks that could cause business disruptions and clinical trial delays which will need to be managed in the future. The factors to take into account in going concern judgements and financial projections include travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of service providers and the general economy.
The Company does not believe that inflation has had a material impact on its operating results during the periods presented. However, inflation, led by supply chain constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines, has had, and may continue to have, an impact on general and administrative costs such as professional fees, employee costs and travel costs, and may in the future adversely affect the Company's operating results. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect the terms under which we can obtain, any potential additional funding.
Notably, the Company relies on third party manufacturers to produce its product candidates. The manufacturing of SBI-100 OE is conducted in the United States and Europe. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States. Since the COVID-19 pandemic, global supply chain disruptions have become more common and the Company may encounter future issues related to sourcing materials that are part of the eye drop formulation or manufacturing process, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. The location of the clinical trial site is in Australia and since the COVID-19 outbreak in that country, multiple cities have experienced health emergency lockdowns which have had a negative impact on the conduct and timelines of the clinical studies.
After considering management's plans, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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
The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2021 was derived from the Company’s audited financial statements as of December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2022. The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which includes a broader discussion of the Company’s business and the risks inherent therein.
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
Risks and Uncertainties
The Company’s operations are subject to a number of risks and uncertainties, including but not limited to, changes in the general economy, the size and growth of the potential markets for any of the Company’s product candidates, uncertainties related to the current global environment, including economic factors such as inflation, and risks related to the global supply chain disruptions (Note 1), risks related to operating primarily in a virtual environment, results of research and development activities, uncertainties surrounding regulatory developments in the United States, the European Union and Australia and the Company’s ability to attract new funding.
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
The Company also follows ASC 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) when evaluating the accounting for its hybrid instruments. A financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares shall be classified as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on any one of the following: (a) a fixed monetary amount known at inception (for example, a payable settled with a variable number of the issuer’s equity shares); (b) variations in something other than the fair value of the issuer’s equity shares (for example, a financial instrument indexed to the Standard and Poor’s S&P 500 Index and settled with a variable number of the issuer’s equity shares); or (c) variations inversely related to changes in the fair value of the issuer’s equity shares (for example, a written put option that could be net share settled). Hybrid instruments meeting these criteria are not further evaluated for any embedded derivatives and are carried as a liability at fair value at each balance sheet date with a re-measurement reported in other expense (income), net in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
Warrants Issued in Connection with Financings
The Company generally accounts for warrants issued in connection with debt and equity financings as a component of equity, unless the warrants include a conditional obligation to issue a variable number of shares or there is a deemed possibility that the Company may need to settle the warrants in cash. For warrants issued with a conditional obligation to issue a variable number of shares or the deemed possibility of a cash settlement, the Company records the fair value of the warrants as a liability at each balance sheet date and records changes in fair value in other expense (income), net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The computations of basic and diluted loss per common share are as follows:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2022	2021	2022	2021
Basic net loss per share:
Net loss	$(3,127,283)	$(1,824,818)	$(9,589,960)	$(6,009,362)
Weighted average common shares outstanding – diluted	495,925,112	413,489,603	495,891,596	376,547,498
Loss per share - basic	$(0.01)	$—	$(0.02)	$(0.02)

Diluted net loss per share:
Net loss (as adjusted)	$(3,127,283)	$(1,704,980)	$(9,589,960)	$(6,009,362)
Weighted average common shares outstanding – diluted	495,925,112	414,461,032	495,891,596	376,547,498
Net loss per share - diluted	$(0.01)	$—	$(0.02)	$(0.02)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2022	2021	2022	2021
Stock options	37,755,000	23,490,000	37,755,000	23,490,000
Common shares underlying convertible debt	5,661,025	5,303,591	5,661,025	5,303,591
Warrants	136,187,225	133,945,796	136,187,225	134,917,225
Unvested restricted stock units	4,000,000	—	4,000,000	—
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

Government Assistance
The Company early adopted ASU 2021-10 Government Assistance on January 1, 2022. The Company accounts for the tax rebates received from the Australian Taxation Office ("ATO") under such guidance. The Company accounts for the rebates that it receives under the AusIndustry research and development tax incentive program under the income recognition model of IAS 20. Under this model, when there is reasonable assurance that the rebate will be received, the Company recognizes the income from the tax rebate as an offset to research and development expense during the period which the benefit applies to the research and development costs incurred. As of September 30, 2022 and December 31, 2021, the Company has recognized $131,959 and $44,616, respectively, in other current assets in its Condensed Consolidated Balance Sheets.
Subsequent Events
The Company has evaluated events that have occurred after the balance sheet date but before these condensed consolidated financial statements were issued. Based upon that evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 11 - Subsequent Events.
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
3. Acquisition of Emerald Health Therapeutics, Inc.
On May 11, 2022, the Company entered into an Arrangement Agreement, as amended on June 14, 2022, July 15, 2022 and October 14, 2022 (the “Arrangement Agreement”) with Emerald Health Therapeutics, Inc., a corporation existing under the laws of the Province of British Columbia, Canada (“EHT”), pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) (the “Acquisition”) (Note 3). The Acquisition was completed on November 10, 2022. As of September 30, 2022, the Acquisition had not yet been completed and as such, the financial statements do not reflect the effect of the transaction.
On July 11, 2022, the Company and EHT entered into a consulting agreement pursuant to which representatives of the Company will provide administrative assistance to EHT to assist EHT in satisfying its financial reporting, operational and regulatory obligations. EHT will pay the Company $150 for each hour of services provided by the Company. The consulting agreement terminated on the date of the closing of the Acquisition (Note 11). The consulting agreement had an effective date of May 12, 2022 and as of September 30, 2022, the Company has recorded a receivable of $22,542 in other current assets - related party in the Condensed Consolidated Balance Sheets.
Under the Arrangement Agreement, the Company issued each EHT shareholder (other than the shares held by EHT dissenting shareholders) 1.95 shares of Skye common stock, for each share of EHT common stock outstanding as of the closing date of the Acquisition. On November 10, 2022, the Company issued 416,270,514 shares of stock as consideration in the Acquisition and no fractional shares of Skye Common Stock were issued (Note 11). It is expected that, for U.S. and Canadian federal income tax purposes, the Acquisition constitutes a taxable exchange by the EHT shareholders of EHT Shares for Skye Common Stock. In addition, all outstanding stock options and warrants of EHT will be exchanged for replacement options and warrants of Skye on identical terms, as adjusted in accordance with the Exchange Ratio.

The Company has evaluated the expected accounting for the transaction and expects that the Acquisition will be accounted for as an asset acquisition due to the wind-down state of EHT (Note 1). The primary purpose of the Acquisition is to utilize EHT's remaining cash and cash equivalents and liquidate the primary real estate asset owned by EHT in order to fund the Company's operations. As of September 30, 2022, the realization process is in the advanced stages and EHT has laid off substantially its entire workforce and has no remaining revenue generating activities. In addition, EHT owns a vacant laboratory facility that is fully-licensed to handle controlled substances under Canadian regulations, which the Company is currently evaluating for research and development activities and to support certain manufacturing capabilities. In negotiating the Exchange Ratio, the Company performed a review of EHT's assets and the costs expected to wind down operations. However, there is inherent risk and uncertainty around what the ultimate liquidation value of EHT will be.
As of September 30, 2022, the Company deferred $1,388,444 in asset acquisition costs.
Unaudited Pro Forma Condensed Combined Balance Sheet
The following unaudited pro forma condensed combined balance sheet and related notes give effect to the Acquisition involving the Company and EHT.
The unaudited pro forma condensed combined balance sheet as of September 30, 2022 combines the Company’s and EHT’s historical unaudited balance sheets as of September 30, 2022. The unaudited pro forma condensed combined balance sheet as of September 30, 2022 is presented as if the acquisition of EHT by the Company had occurred on September 30, 2022. The transaction accounting adjustments for the acquisition consist of those necessary to account for the acquisition. In the unaudited pro forma condensed combined balance sheet, the Acquisition is accounted for as an asset acquisition in accordance with FASB ASC 805, Business Combinations, as the Company is acquiring inputs with non-substantive processes, no outputs and no assembled workforce.
Given the shift in, and wind-down of, EHT’s business as described above and in Note 3, the Company believes EHT’s historical income statements are not reflective of what the Company’s shareholders should expect from the Acquisition. Accordingly, the Company has excluded, pro forma income statements that otherwise would have been required.
Wind-down costs consist primarily of employee payroll and benefits, legal fees related to the liquidation of EHT’s assets and closing of the transaction, other professional fees for accounting, tax and audit, tax payments, the advisory fee related to the sale of the primary real estate asset, insurance, contract terminations fees and operational costs through the cease operations date at each site.
The Company estimates that EHT will incur the following costs in the periods specified below to wind-down its operations:

Quarter ending:	(USD)*
December 31, 2022	$970,000
March 31, 2023	140,000
Thereafter	40,000
Total future estimated costs:	$1,150,000
*The timing and realization of the expected costs are based on management’s estimates and are subject to change based on various factors, including but not limited to, the sale of EHT facilities at terms favorable to Skye, the timely termination of obsolete contracts, the implementation of cost-cutting measures necessary to maximize the remaining asset balance, the effective management of the termination of remaining personnel and related severance payments, the implementation of a successful transition plan, which includes the effective cessation of regulatory requirements related to operating in the cannabis industry and the successful migration of historical data.
In addition, the Company expects to incur increased operating costs post closing as a result of the Acquisition which it does not consider to be “wind-down” costs of EHT. These costs are estimated to be between $425,000 and $475,000 annually. These costs relate to the expected hiring of two EHT employees, ongoing legal and professional fees related to the listing on the Canadian Stock Exchange, increased board fees, minimum operational costs to maintain the vacant lab facility, which is not currently held for sale, and other incidental costs.
The Company excluded costs related to compensation expense that is expected to be triggered upon the closing of the Acquisition, the estimated cost of the tail insurance policy, and direct costs expected to liquidate EHT’s assets of $599,507, $193,548 and $550,000, respectively, from the wind-down costs disclosed in the table above. Such costs are included in the pro forma condensed combined balance sheet as transaction accounting adjustments.
The Company expects to incur aggregate transaction costs of $1,994,034 in connection with the Acquisition, of which $339,590 were expensed, $1,604,444 have been considered part of the transaction consideration and $50,000, representing estimated equity issuance costs, have been included as an offset to equity.

The historical balance sheets of the Company and EHT have been adjusted in the accompanying unaudited pro forma condensed combined balance sheet to give effect to pro forma events that are transaction accounting adjustments that are necessary to account for the transaction. The pro forma adjustments are based upon available information and certain assumptions that the Company's management believes are reasonable. The assumptions underlying the pro forma adjustments in the accompanying notes are described in more detail in the notes below, which should be read in conjunction with this unaudited pro forma condensed combined balance sheet. These assumptions are based on preliminary estimates and information. Accordingly, the actual adjustments on the consolidated financial statements upon the completion of the transaction may materially differ from the pro forma adjustments.
The following unaudited pro forma condensed combined balance sheet and notes thereto is prepared for illustrative purposes only and are not necessarily indicative of or intended to represent the results that would have been achieved had the transaction been consummated as of the date indicated or that may be achieved in the future. It also may not be useful in predicting the future financial condition and results of operations of the combined company. Our actual financial condition and results of operations may differ significantly from the pro forma amounts reflected herein due to a variety of factors.

	SKYE	EHT (US GAAP) (CAD)	EHT (Converted to U.S. GAAP and translated to USD from CAD)	Transaction Accounting Adjustments		Pro Forma Combined
	Note A	Notes B, C	Note D	Note E
ASSETS
Current assets
Cash and cash equivalents	$415,389	$11,196,364	$8,177,488	$—		$8,592,877
Restricted cash	4,574	—	—	—		4,574
Accounts receivable	—	864,424	631,349	(52,210)	(a)	579,139
Prepaid expenses	708,477	1,146,140	837,106	(837,106)	(a)	708,477
Deferred asset acquisition costs	1,388,444	—	—	(1,388,444)	(b)	—
Other current assets	143,859	—	—	—		143,859
Other current assets - related party	22,542	—	—	(22,542)	(c)	—
Assets held for sale	—	12,465,122	9,104,151	(1,849,575)	(d)	7,254,576
Total current assets	2,683,285	25,672,050	18,750,094	(4,149,877)		17,283,502

Property, plant and equipment, net	86,163	1,978,872	1,445,309	(1,445,086)	(e)	86,386
Operating lease right-of-use asset	91,064	—	—	—		91,064
Promissory note receivable	—	479,745	350,391	(350,391)	(f)	—
Other asset	8,309	—	—	—		8,309
Total assets	$2,868,821	$28,130,667	$20,545,794	$(5,945,354)		$17,469,261

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,067,766	$1,269,523	$927,222	$(22,542)	(c)	$2,972,446
Accounts payable - related parties	120,216	12,355	9,024	—		129,240
Accrued interest due to related party	305,734	—	—	—		305,734
Accrued payroll liabilities	443,983	29,167	21,303	646,415	(g)	1,111,701
Insurance premium loan payable	30,615	253,785	185,357	—		215,972
Other current liabilities	526,818	1,890,173	1,380,526	459,548	(h)	2,366,892
Other current liabilities - related party	102,390	—	—	—		102,390
Derivative liability	326	—	—	—		326
Multi-draw credit agreement - related party	450,000	—	—	—		450,000
Convertible multi-draw credit agreement - related party, net of discount	2,005,371	—	—	—		2,005,371
Current liabilities held for sale	—	43,811	31,998	(31,998)	(i)	—
Operating lease liability, current portion	92,356	—	—	—		92,356
Total current liabilities	6,145,575	3,498,814	2,555,430	1,051,423		9,752,428

Non-current liabilities
Operating lease liability, net of current portion	8,227	—	—	—		8,227
Total liabilities	6,153,802	3,498,814	2,555,430	1,051,423		9,760,655

Stockholders’ equity
Common stock, $0.001 par value; 5,000,000,000 shares authorized; 912,187,027 shares issued and outstanding at September 30, 2022	495,925	—	—	416,271	(j)	912,196
Additional paid-in-capital	53,065,217	281,379,472	205,511,125	(194,643,023)	(k)	63,933,319
Accumulated other comprehensive income	—	114,115	83,346	(83,346)	(l)	—
Accumulated deficit	(56,846,123)	(256,861,734)	(187,604,107)	187,313,321	(l)	(57,136,909)
Total stockholders’ equity	(3,284,981)	24,631,853	17,990,364	(6,996,777)		7,708,606
Total liabilities and stockholders’ equity	$2,868,821	$28,130,667	$20,545,794	$(5,945,354)		$17,469,261

See notes to the unaudited pro forma condensed combined balance sheet.

Notes to the Unaudited Pro Forma Condensed Combined Balance Sheet
Basis of Presentation
The unaudited pro forma condensed combined balance sheet as of September 30, 2022 assumes that the acquisition was completed on September 30, 2022.
The unaudited pro forma condensed combined balance sheet is presented for informational purposes only and is not necessarily indicative of the combined financial position had the acquisition occurred as of the dates indicated, nor is it meant to be indicative of any anticipated combined financial position that the Resulting Issuer will experience after the completion of the acquisition.
EHT’s unaudited condensed consolidated balance sheet was prepared in accordance with IFRS as issued by the IASB and is presented in Canadian dollars. Adjustments made to translate the historical condensed combined balance sheet of EHT from Canadian dollars (“CAD”) to US dollars (“USD”) and convert the historical condensed combined balance sheet of EHT from IFRS to GAAP, as issued by FASB, are discussed in greater detail in Note C.
Pro forma adjustments reflected in the unaudited pro forma condensed combined balance sheet are based on items that are factually supportable and directly attributable to the acquisition. The unaudited pro forma condensed combined balance sheet does not reflect the cost of any integration activities or benefits from the acquisition.
Pro Forma Adjustments
The following pro forma adjustments give effect to the acquisition.
Unaudited Pro Forma Condensed Combined Balance Sheet as of September 30, 2022

Note A	Derived from the unaudited condensed consolidated financial statements of Skye as of September 30, 2022, as contained in this Form 10-Q.
Note B	Derived from the unaudited condensed interim consolidated financial statements of EHT as of September 30, 2022.
Note C
Management determined that no adjustments were needed in order to convert the unaudited condensed interim consolidated financial statements of EHT as of September 30, 2022 from IFRS to US GAAP for the purpose of the pro forma financial information.

Note D
Derived from the unaudited condensed interim consolidated financial statements of EHT as of September 30, 2022 and translated from Canadian dollars (“C$”) to USD. The indicated exchange rate used to translate C$ to USD at September 30, 2022 was the rate of 0.73037 as set out in the table below.

	EHT	Exchange	EHT
	(Converted to U.S. GAAP)	Rate	(Converted to U.S. GAAP)
	(CAD)	0.73037	(USD)
ASSETS

Current
Cash and cash equivalents	$11,196,364		$8,177,488
Accounts receivable	864,424		631,349
Prepaid expenses	1,146,140		837,106
Assets held for sale	12,465,122		9,104,151
Total current assets	25,672,050		18,750,094

Property, Plant and equipment, net	1,978,872		1,445,309
Promissory note receivable	479,745		350,391
Total assets	$28,130,667		$20,545,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$1,269,523		$927,222
Accounts payable - related parties	12,355		9,024
Accrued payroll liabilities	29,167		21,303
Other current liabilities	1,890,173		1,380,526
Insurance premium loan payable	253,785		185,357
Current liabilities held for sale	43,811		31,998
Total current liabilities	3,498,814		2,555,430

SHAREHOLDERS' EQUITY
Additional paid-in-capital	281,379,472		205,511,125
Accumulated other comprehensive income	114,115		83,346
Accumulated deficit	(256,861,734)		(187,604,107)
TOTAL SHAREHOLDERS' EQUITY	24,631,853		17,990,364
TOTAL LIABILITIES AND EQUITY	$28,130,667		$20,545,794

Note E	The transaction accounting adjustments are summarized as follows:
a.Accounts receivable and prepaid expense, are reduced to reflect adjustments to estimated fair value to Skye.
b.Deferred asset acquisition costs, are reclassified to the assets acquired as part of the total purchase consideration.
c.Other current assets - related party, from the consulting agreement entered into with EHT were eliminated against Accounts payable.
d.Assets held for sale, is decreased by estimated direct costs to liquidate EHT’s assets of $550,000, including legal costs, advisory fees and other professional fees. In addition, assets held for sale were reduced by $1,299,575 to reflect the fair value to Skye.
e.Property plant and equipment, is adjusted based on a relative fair value allocation to reflect the amount of consideration attributable to the vacant lab facility which management of SKYE plans to evaluate and currently has no current plans to liquidate.
f.Promissory note receivable, is reduced to reflect adjustments to estimated fair value to Skye.

g.Accrued payroll liabilities, is adjusted to reflect (i) the severance provision in EHT’s COO’s executive employment agreement which provides for total payments in the amount of $438,222, (ii) an in-substance severance arrangement, with a former member of the Skye's Board of Directors which provides for total payments in the amount of $78,693, and (iii) transaction bonuses payable to Skye's CEO and CFO aggregating $129,500.
h.Other current liabilities, is adjusted to reflect the accrual for estimated transaction costs of $216,000, the accrual for equity issuance costs of $50,000 and an estimate of $193,548 for the tail insurance policy for the benefit of the EHT directors and officers.
i.Current liabilities held for sale, were reduced by the amount of the remaining lease liability related to the Richmond lease which is expected to be terminated prior to closing.
j.Common stock, is increased by $416,271 to reflect the par value ($0.001) of 416,270,514 Skye shares expected to be issued as consideration for all the outstanding shares of EHT. The Company's shares were valued at $0.026 per share or $10,823,033. Common stock is also increased by the issuance of convertible securities for an aggregate fair value of $428,747 and transaction costs of $1,604,444 (the “Purchase Consideration”). The following table summarizes the relative fair value allocation for the preliminary purchase price as of the acquisition date as if the acquisition was accounted for as an asset acquisition.

EHT relative fair value allocation:	September 30, 2022

Purchase Consideration
Common stock	$10,823,033
Stock options issued	114,249
Warrants issued	314,498
Transaction costs	1,604,444
Total consideration	$12,856,224

Assets acquired
Cash and cash equivalents	$8,177,488
Accounts receivable	579,139
Property, plant and equipment	223
Current assets held for sale (property, plant and equipment)	7,254,576
Accounts payable	(927,222)
Accrued payroll liabilities	(459,525)
Other current liabilities	(1,380,526)
Insurance Payable	(378,905)
Accounts payable - related parties	(9,024)
Total net assets acquired	$12,856,224
k.Additional paid-in capital is adjusted to reflect the following:
(i) The total value of the shares of common stock expected to be issued as consideration for the Acquisition of $10,823,033 less the associated par value of $416,271 recorded in Common stock (“j” above) and less equity issuance costs of $50,000.

(ii) The estimated fair value of warrants issued as consideration for the Acquisition in the amount of $314,498. These warrants represent EHT warrants outstanding as of September 30, 2022 which will be converted into warrants to purchase shares of SKYE common stock at the agreed-upon exchange ratio of 1.95. The chart below summarizes the details of these warrants:

EHT Warrants	EHT Exercise Price (CAD)	Number of EHT Warrants Outstanding	Adjusted Exercise Price (USD)	Term (Years)	Number of SKYE Warrants Issued and Outstanding
November 2019	$0.75	4,385,965	$0.28	5	8,552,630
December 2019	$0.385	5,172,942	$0.14	5	10,087,236
February 2020	$0.385	7,596,551	$0.14	5	14,813,272
February 2020	$0.385	2,748,276	$0.14	5	5,359,137
June 2020	$0.27	11,351,351	$0.10	5	22,135,132
		31,255,085			60,947,407
The assumptions used to value these warrants are as follows:

September 30, 2022
Dividend yield	0.00%
Volatility	100.6 - 120.4%
Risk-free interest rate	3.96 - 4.23%
Expected term (years)	0.67 - 2.38
(iii) The estimated fair value of options issued as consideration for the Acquisition in the amount of $114,249. These options represent EHT options outstanding as of September 30, 2022 totaling 4,247,500, which will be converted into options to acquire shares of SKYE common stock at the agreed-upon exchange ratio of 1.95 for a total of 8,282,626 SKYE options. The assumptions to value these options are as follows:

September 30, 2022
Dividend yield	0.00%
Volatility	89.45 - 126.82%
Risk-free interest rate	2.79 - 4.25%
Expected term (years)	0.06 - 4.94
(iv) The grant date fair value of $82,592 for one of two tranches of a stock option grant to a former member of the SKYE Board of Directors that provides for 2,000,000 shares of SKYE common stock, subject to an exercise contingency related to the satisfaction of a performance based provision tied to closing of the acquisition. This tranche meets the criteria for equity classification.
(v) The elimination of the historical equity of EHT.
l.Accumulated other comprehensive income and Accumulated deficit are adjusted to reflect the elimination of the remaining historical equity balances of EHT as well as the applicable effects of the acquisition transactions as presented above.
4. Warrants and Derivative Liabilities
There are significant judgements and estimates inherent in the determination of the fair value of the Company’s warrants and derivative liabilities. These judgements and estimates include assumptions regarding the Company’s future operating performance, the time to completing a liquidity event, if applicable, and the determination of the appropriate valuation methods. If the Company had made different assumptions, the fair value of the warrants and derivative liabilities could have been significantly different (Note 2).

Warrants
Warrants vested and outstanding as of September 30, 2022 are summarized as follows:

Source	Exercise Price	Term (Years)	Number of Warrants Outstanding
Pre 2015 Common Stock Warrants	$1.00	10	1,110,000
2015 Common Stock Warrants	5.00	10	100,000
2016 Common Stock Warrants to Service Providers	1.15	10	40,000
2018 Emerald Financing Warrants	0.10	5	3,400,000
Emerald Multi-Draw Credit Agreement Warrants	0.50	5	7,500,000
2019 Common Stock Warrants	0.35	5	8,000,000
2020 Common Stock Warrants to Placement Agent	0.08	5	8,166,667
2021 Inducement Warrants	0.15	5	21,166,667
2021 Inducement Warrants to Placement Agent	0.19	5	1,481,667
2021 Common Stock Warrants	0.09	5	77,777,779
2021 Common Stock Warrants to Placement Agent	0.11	5	5,444,445
2022 Common Stock Warrants to Service Provider	0.04	2	2,000,000
Total warrants outstanding as of September 30, 2022			136,187,225

As of September 30, 2022, all of the Company's warrants are fully vested with the exception of the "2022 Common Stock Warrants to Service Provider."
2022 Common Stock Warrants Issued to a Service Provider
On April 1, 2022, the Company granted 2,000,000 equity classified warrants with a fair value of $35,688 to a service provider at an exercise price of $0.04 per share. The warrants vest monthly over one year and expire on April 1, 2024. Refer to Note 7 for the summary of stock-based compensation expense.
As of the date of grant, the Company valued the warrants with a Black-Scholes valuation method using the following assumptions:

April 1, 2022 Date of Issuance
Dividend yield	—%
Volatility factor	118.5%
Risk-free interest rate	1.92%
Expected term (years)	1.27
Underlying common stock price	$0.04
Derivative Liability
The following tables summarize the activity of the derivative liability for the periods indicated:

	Nine Months Ended September 30, 2022
	December 31, 2021 Fair Value of Derivative Liability	Fair Value of Derivative Liability	Change in Fair Value of Derivative Liability	Reclassification of Derivative to Equity	September 30, 2022 Fair Value of Derivative Liability
Emerald Financing - warrant liability	$59,732	$—	$(59,406)	$—	$326
Current balance of derivative liability	$59,732	$—	$(59,406)	$—	$326

	Nine Months Ended September 30, 2021
	December 31, 2020 Fair Value of Derivative Liability	Fair Value of Derivative Liability	Change in Fair Value of Derivative Liability	Reclassification of Derivative to Equity	September 30, 2021 Fair Value of Derivative Liability
Emerald Financing - warrant liability	$38,567	$—	$169,349	$—	$207,916
Total derivative liability	$38,567	$—	$169,349	$—	$207,916
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
The warrant liability is valued at the balance sheet dates using the following assumptions:

	September 30, 2022	December 31, 2021
Dividend yield	—%	—%
Volatility factor	93.3%	126.5%
Risk-free interest rate	2.79%	0.43%
Expected term (years)	0.38	1.13
Underlying common stock price	$0.03	$0.05
5. Debt
Multi-Draw Credit Agreement- Related Party
The Company’s Debt with Sciences consists of the following:

	Conversion Price	As of September 30, 2022	As of December 31, 2021
Total principal value of convertible debt—related party	$0.40	$2,014,500	$2,014,500
Unamortized debt discount		(8,535)	(487,668)
Unamortized debt issuance costs		(594)	(1,927)
Carrying value of total convertible debt - related party		2,005,371	1,524,905
Total principal value of non-convertible debt—related party	n/a	450,000	450,000
Total carrying value of advances under the multi-draw credit agreement		$2,455,371	$1,974,905
On October 5, 2018, the Company entered into the Credit Agreement with Sciences, a related party (Note 9). On April 29, 2020, the Company entered into the Amended Credit Agreement with Sciences, which amends and restates the Credit Agreement. For all pre-existing and new advances, the Amended Credit Agreement removed the change in control as an event of default. The amendments to the pre-existing advances were accounted for as a modification.

On March 29, 2021, the Company amended the Amended Credit Agreement to defer interest payments through the earlier of maturity or prepayment of the principal balance. On September 15, 2021, the Company further amended the Amended Credit Agreement to close the disbursement line. The amendments were considered a modification for accounting purposes.
Advances under the Amended Credit Agreement are unsecured, and bear interest at an annual rate of 7% and mature on October 5, 2022 (Note 11). The Company is currently within the 30 business day grace period which expires on November 17, 2022. At Sciences’ election, convertible advances and unpaid interest may be converted into common stock at the applicable fixed conversion price of the underlying advance, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc.
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
In connection with each advance under the Amended Credit Agreement, the Company has agreed to issue to Sciences warrants to purchase shares of common stock in an amount equal to 50% of the number of shares of common stock that each advance may be converted into. The warrants have a term of five years and are immediately exercisable upon issuance. Under the Amended Credit Agreement, Sciences may issue notice that no warrants will be granted at the time of the advance request. The warrants issued under the Credit Agreement have an exercise price of $0.50 per share. The exercise prices are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events or upon any distributions of assets, including cash, stock or other property to the Company’s stockholders (Note 4).
As of September 30, 2022, the unamortized debt discount on the convertible advances will be amortized over a remaining period of 0.01 years. As of September 30, 2022, the fair value of the shares underlying the convertible advances under the Amended Credit Agreement was $130,943. As of September 30, 2022, the if-converted value did not exceed the principal balance.
Insurance premium loan payable
On February 28, 2022, the Company entered into an annual financing arrangement for a portion of its Directors and Officers Insurance Policy (the “D&O Insurance”) with Marsh & McLennan in an amount of $275,537. The loan is payable in equal monthly installments of $31,149, matures on October 28, 2022 and bears interest at a rate 4.17% per annum. As of September 30, 2022, a total of $132,028 and $30,615, remains financed in prepaid expenses and loans payable, respectively.
Interest Expense
The Company’s interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Related party interest expense – stated rate	$44,086	$44,086	$130,824	$130,824
Insurance premium loan payable - stated rate	1,602	—	4,273	—
PPP loan interest expense – stated rate	—	—	—	445
Non-cash interest expense:
Amortization of debt discount	165,082	150,852	479,133	437,834
Amortization of transaction costs	459	420	1,333	1,219
	$211,229	$195,358	$615,563	$570,322
6. Stockholders’ Equity and Capitalization
Warrant Exercises
During the nine months ended September 30, 2022, 19,666,667 pre-funded warrants with an intrinsic value of $1,178,033 were exercised in exchange for 19,666,667 shares of common stock for gross proceeds of $1,967.

Common Stock Issuance
On March 2, 2022, the Company released 150,000 shares of common stock to a service provider (Note 7).
7. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, the Board of Directors approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”).
On June 14, 2022, in connection with the Acquisition, the Board approved the 2014 Amended and Restated Omnibus Incentive Plan (the “2014 Amended and Restated Plan”) which replaced the 2014 Plan in its entirety. The 2014 Amended and Restated Plan, among other things, fixed the number of shares that can be issued under the plan to 91,219,570, provided that each January 1 beginning in 2023 and ending on (and including) January 1, 2032 the number of shares will increase by 5% of the outstanding shares of Common Stock as of the prior December 31, unless the Board of Directors of the Company decides to a lesser increase.
On September 30, 2022, the Amended and Restated 2014 Plan was approved by the shareholders. The 2014 Amended and Restated Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of September 30, 2022, the Company had 47,514,820 shares available for future grant under the 2014 Plan.
Stock Options
The following is a summary of option activities under the Company’s 2014 Plan for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, December 31, 2021	35,405,000	$0.07	9.08	$134,750

Granted	4,350,000	0.04
Exercised	—	—
Cancelled	(321,250)	0.06
Forfeited	(1,678,750)	0.08
Outstanding, September 30, 2022	37,755,000	$0.07	8.45	$—
Exercisable, September 30, 2022	14,782,500	$0.08	7.81	$—
The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2022 was $0.04.
The fair value of the Company's stock option grants were estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

Nine Months Ended September 30, 2022
Dividend yield	—%
Volatility factor	126.3 - 132.6%
Risk-free interest rate	2.89 - 3.60%
Expected term (years)	5.00 - 6.08

Stock Option Awards with Performance and Other Conditions
During the nine months ended September 30, 2022, the Company granted 4,000,000 stock options with an exercise price of $0.04 which include a combination of performance vesting conditions and other vesting conditions pursuant to a consulting agreement entered with Mr. Jim Heppell, a former director of Skye and related party of the Company (Note 9). The vesting conditions of the stock option award provide that 50% of the options are vested upon grant and the remaining 50% will vest upon the sale of a real estate asset held by EHT at an amount greater than or equal to an amount specified in the agreement. None of the options are exercisable until the Acquisition is consummated, which was not deemed probable for accounting purposes as of September 30, 2022, (Note 3). The conditions related to the sale of EHT's real estate are considered other conditions and the condition related to the closing of the Acquisition is considered a performance condition. When a performance condition is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences.
As a result, no share-based compensation expense will be recognized for these stock options until the performance condition is considered to be probable. As of September 30, 2022, the Company has determined that the closing of the Acquisition is not deemed probable, as the consummation of the Acquisition is not solely within the control of the Company.
As of September 30, 2022, the Company has included $73,368 related to the first tranche of these awards in total unrecognized stock-based compensation expense below. The Company has evaluated the second tranche and has determined that due to the other conditions contained in these awards that they will be recorded as liability options once the Acquisition is deemed probable and will be remeasured through their settlement date or cancellation.
Restricted Stock Units
On December 14, 2021, the Company granted restricted stock units (“RSUs”) to its executive management team. The RSUs cliff vest 33% per year on the anniversary of the grant date over a three year period. As of September 30, 2022, 4,000,000 RSUs with a weighted average grant date fair value of $0.06 per share remain unvested.
Awards Granted Outside the 2014 Plan
The following is a summary of restricted stock activity outside of the 2014 Amended and Restated Plan during the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2021	150,000	$0.13

Released	(150,000)	0.13
Unvested, September 30, 2022	—	$—
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period. The Company recognized stock-based compensation expense, including compensation expense for warrants with vesting provisions issued to a service provider (Note 4), and the RSUs discussed above, in its Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$23,966	$17,986	$64,507	$37,350
General and administrative	120,158	470,987	361,339	709,902
	$144,124	$488,973	$425,846	$747,252
The total amount of unrecognized compensation cost was $1,217,236 as of September 30, 2022. This amount will be recognized over a weighted average period of 3.65 years.

2022 Employee Stock Purchase Plan
In June 2022, the Company's board of directors approved the 2022 Employee Stock Purchase Plan (the "ESPP"). Under which the Company will offer eligible employees the option to purchase common stock at a 15% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the ESPP. Total individual purchases in any year are limited to 15% of compensation. The ESPP was approved by the Company's stockholders on September 30, 2022.
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
As of September 30, 2022, the Company has paid the fee due for the notice of patent allowance for the proprietary molecule under the UM 8930 License Agreement. In July 2022, the Company met milestone i) above under its UM 5050 license agreement upon submission of our application for authorization to conduct the Company's Phase 1 trial of SBI-100 OE to the Therapeutic Goods Administration in Australia. As of September 30, 2022, none of the other milestones under these license agreements have been met.
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
The agreement was terminated effective January 8, 2022 pursuant to a termination notice provided to UM by the Company on November 9, 2021, and none of the milestones under this license agreement were met.
9. Related Party Matters
Emerald Health Sciences
In January 2018, the Company entered into a securities purchase agreement with Sciences pursuant to which Sciences purchased a majority of the equity interest in the Company, resulting in a change in control (the "Emerald Financing"). While Sciences no longer maintains a controlling interest in the Company, it holds a significant equity interest as of September 30, 2022 and has provided the Company with financing under the Amended Credit Agreement (Note 5).
On December 19, 2019, the Company entered into an Independent Contractor Services Agreement with Dr. Avtar Dhillon, at the time a member of Sciences Board of Directors and its CEO, pursuant to which Dr. Dhillon provided ongoing corporate finance and strategic business advisory services to the Company. In exchange for his services, Dr. Dhillon received a fee of $10,000 per month for his services.
On September 14, 2021, Dr. Dhillon provided his notice to terminate the Independent Contractor Services Agreement, with an effective termination date of October 14, 2021. As of October 14, 2021, the Company no longer has any obligations or business relationship with Dr. Dhillon. No expenses were incurred under this agreement during the three months and nine months ended September 30, 2022. Under this agreement, for the three and nine months ended September 30, 2021, the Company incurred fees of $30,000 and $90,000, respectively.
On May 18, 2022, Jim Heppell resigned from the Company's board of directors and concurrently entered into a consulting agreement with the Company pursuant to which Mr. Heppell will provide services mutually agreed upon by the Company. The consulting agreement has an initial minimum term of one-year and will be automatically renewed for a one-year period on the anniversary of the contract unless terminated with 60 days' notice. Under the consulting agreement, Mr. Heppell is entitled to a monthly fee of $6,300, which will be increased to $16,600 per month upon the closing of the Acquisition. The consulting agreement provides Mr. Heppell with a termination payment in an amount equal to the monthly fees through the then-remaining term of the agreement if Mr. Heppell’s engagement is terminated by the Company without cause. In addition, Mr. Heppell was awarded 4,000,000 stock options which are subject to certain performance and other conditions (Note 7). The Company has accounted for the consulting contract as an in-substance severance arrangement and recognized $0 and $75,600 in severance expense during the three and nine months ended September 30, 2022. The accrual for Mr. Heppell's severance will be adjusted to include the increased fee payments when the Company determines that the closing of the Acquisition is probable. As of September 30, 2022, the Company recognized $6,300, in accounts payable - related party and $47,555 in other current liabilities - related party under this consulting agreement.
As of September 30, 2022, Mr. Heppell is a board member of Emerald Health Pharmaceuticals, Inc. and EHT (Note 3). As of September 30, 2022, Sciences owns 23% and 48% of the Company and Emerald Health Pharmaceuticals, Inc., respectively. As of September 30, 2022, Mr. Heppell is also a board member and the CEO of Sciences. Mr. Heppell also served on VivaCell's board until he tendered his resignation on January 10, 2022.

VivaCell Biotechnology España, S.L.U (formerly known as Emerald Health Biotechnology España, S.L.U.)
In January 2021 and April 2021, the Company entered into two separate Collaborative Research Agreements pursuant to a Master Services Agreement with VivaCell Biotechnology España, S.L.U ("VivaCell"), a research and development entity with substantial expertise in cannabinoid science and a subsidiary of Emerald Health Research, Inc., which is 100% owned by Sciences. Under the Collaborative Research Agreements, VivaCell will provide research and development services pursuant to agreed-upon project plans for the research and development of SBI-200 and the preclinical development services for novel derivatives. The term of each agreement is initially for a one-year period. The agreements will terminate upon delivery and acceptance of the final deliverables under the project plans or if either party is in breach of the terms of the contract and such breach remains uncured for 45 days. Payment for services are based on the negotiated amounts for the completion of agreed upon objectives as provided in the Collaborative Research Agreements. For the three months ended September 30, 2022 and 2021, the Company incurred $0 and $73,678, respectively, in expenses under the Collaborative Research Agreements. For the nine months ended September 30, 2022 and 2021, the Company incurred $87,926 and $143,278, respectively, in expenses under the Collaborative Research Agreements. As of December 31, 2021, the Company recognized prepaid asset in the amount of $8,056.
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
The Company has agreed to pay to VivaCell a royalty based on any and all licensing revenue or other consideration paid to the Company by a third-party licensee, assignee or purchaser of intellectual property rights created under the ESRA. In addition, upon a change of control transaction, the Company has agreed to pay an amount equal to the royalty percentage multiplied by the fair value of the intellectual property created under the ESRA. Pursuant to the ESRA, VivaCell will provide a budget to be approved by the Company for each project, and the Company will make payments in accordance with the approved budget and pay an annual retainer to VivaCell of $200,000 per year. For the three and nine months ended September 30, 2022, the Company incurred $50,000 and $150,000, respectively, in research and development expenses related to the retainer under the ESRA. As of September 30, 2022 and December 31, 2021, the Company has recognized $50,000 and $5,376 in accounts payable - related parties and prepaid expense - related party, respectively, related to the retainer under the ESRA.
The initial term of the agreement is one-year, with automatic renewal for successive one-year terms unless either party terminates upon 60 days' prior written notice to the other party pursuant to the ESRA.
On March 1, 2022, the Company entered into a research project with VivaCell under the ESRA Agreement for the development of a screening platform for anteroposterior ocular diseases. The project budget is $190,500. For the three and nine months ended September 30, 2022, the Company incurred $47,000 and $167,000, respectively of research and development expenses under the ESRA. As of September 30, 2022, the Company recognized $54,835, in other current liabilities - related parties related to the first research project. As of September 30, 2022, the Company recognized $63,916, in accounts payable - related parties under this agreement.
Management Conflicts
As of September 30, 2022, the Company's CEO Punit Dhillon, is a board member of the Company and EHT (Note 3 & 11). Mr. Dhillon also served as a board member of Sciences, VivaCell and , Emerald Health Pharmaceuticals, Inc. ("EHP") until he tendered his resignation from such boards on August 10, 2020, September 22, 2021 and August 19, 2022, respectively. On July 8, 2022, Punit Dhillon was appointed to serve as the interim principal executive officer of EHP under a consulting arrangement (Note 11). On October 28, 2022, Mr. Dhillon resigned as the interim principal executive officer of EHP and the consulting arrangement was terminated.
On February 28, 2022, the Company entered into a standard consulting agreement with the CEO's brother. Compensation under the agreement is for a rate of approximately $73 per hour. The consulting agreement may be terminated by either party upon providing 15 days of advance notice. For the nine months ended September 30, 2022, the Company incurred $8,595, in consulting expenses in general and administrative expenses under this agreement. No expense was incurred under this agreement during the three months ended September 30, 2022. As of September 30, 2022, the Company recorded $10,779 to deferred asset acquisition cost related to this consulting agreement.

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
For the three and nine months ended September 30, 2022 and 2021 lease expense comprised of $22,675 and $7,558, and $68,026 and $7,558, respectively in lease cost from the Company's non-cancellable operating lease.
The remaining lease term and discount rate related to the operating lease are presented in the following table:

September 30, 2022
Weighted-average remaining term – operating lease (in years)	1.08
Weighted-average discount rate – operating lease	12%
Future minimum lease payments as of September 30, 2022 are presented in the following table:

Year:
2022	$24,686
2023	83,093
Total future minimum lease payments:	107,779
Less imputed interest	(7,196)
Total	$100,583
Reported as:

Operating lease liability	$92,356
Operating lease liability, net of current portion	8,227
Total lease liability	$100,583
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
As of September 30, 2022, the Company is party to a legal proceeding with a former employee alleging wrongful termination. Due to the stage of the proceedings as of September 30, 2022, the Company is unable to estimate the potential contingency as the outcome remains uncertain. The Company is expensing the legal costs related to this proceeding as incurred.
11. Subsequent Events
Loan Agreement with EHT
On October 17, 2022, Skye and EHT entered into a loan agreement (the “Loan Agreement”) pursuant to which EHT loaned Skye USD$700,000 (the “Loan”) in accordance with the terms of a promissory note (“Note”). Skye intends to use the proceeds from the Loan for general working capital purposes.
The Loan is unsecured and will accrue simple interest from October 17, 2022, until paid at an interest rate of 12% per annum, provided, however, that upon closing of the Acquisition, such interest rate has been reduced to 5% per annum.

The entire outstanding principal amount of the Loan and applicable interest accrued matures in full on October 17, 2023.
As required under the Skye's amended and restated multi-draw credit facility, Skye has obtained a waiver from Emerald Health Sciences, Inc. to incur debt under the Loan.
Acquisition of EHT
On November 7, 2022, EHT agreed to waive the requirement to obtain a conditional letter from the CSE and the Acquisition closed on November 10, 2022. The Company has covenanted to use its best efforts to continue to pursue the CSE listing subsequent to the closing date. (See Note 3 Acquisition of EHT for more information).
Sale of Verdélite
On November 10, 2022, EHT, C3 Souvenir Holding, Inc., a corporation governed under the Canada Business Corporations Act ("Purchaser"), Verdélite Sciences, Inc. ("Verdélite"), Verdélite Property Holdings, Inc. ("VPHI") entered into a stock purchase agreement (the "Verdélite SPA") effective November 8, 2022, pursuant to which Purchaser will acquire all of the outstanding shares of Verdélite, the holder of EHT's most significant real estate asset, for an aggregate purchase price of approximately USD$9,312,000, subject to certain adjustments. Prior to the closing of the Acquisition, VPHI was wound up into Verdélite and Verdélite is a wholly owned subsidiary of EHT. The terms of the Verdélite SPA provide for an upfront, non refundable deposit, except in the case of material breach, in the amount of approximately $548,000, which as already been received by EHT. The remainder of the purchase price will be paid as follows, (i) approximately $6,026,000 to be paid on the closing date of the Verdélite SPA, (ii) three equal installments of approximately $913,000 to be paid on each of the 18-month ("Term 1"), 30-month ("Term 2"), and 42 month ("Term 3") anniversaries of the closing date.
Annual compounded interest on the loan receivable will be payable at the end of Term 3 and will accrue at a rate equal to the Prime Rate set by the Bank of Montreal plus 1.55%, 3.55% and 5.55% per annum for Term 1, Term 2 and Term 3, respectively. The Purchaser has the option to prepay the principal term payments in full at any time during Term 1 or Term 2. If prepayment occurs, the interest rate will be retrospectively adjusted to the Prime Rate plus 1.55%, compounded annually, until the installment payments are paid in full.
The balance of the purchase price after closing will be secured against the assets and stock of the Purchaser.
The Verdélite SPA contains customary closing conditions including, but not limited to, the completion of an environmental audit by EHT.
The foregoing description of the Verdelite SPA do not purport to be complete and are qualified in their entirety by reference to the text of the Verdelite SPA which is attached as exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Management Conflicts
On October 28, 2022, the Company's CEO, Punit Dhillon, tendered his resignation as principal executive officer of EHP. As such, Mr. Dhillon is no longer affiliated with EHP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements (unaudited) for the three and nine months ended September 30, 2022 and 2021 (unaudited) and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, together with the notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
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
About Skye Bioscience, Inc.
We are a preclinical pharmaceutical company focused on the discovery, development and commercialization of a novel class of cannabinoid derivatives to modulate the endocannabinoid system, which has been shown to play a vital role in overall human health and, notably, in multiple ocular indications. We are developing novel cannabinoid derivatives through our own directed research efforts and multiple license agreements. We have retained Novotech as our contract research organization "CRO" in Australia and expect to commence a Phase 1 trial in the fourth quarter of 2022. We are also working towards filing our IND for SBI-100 by year end in anticipation of the start of our Phase 2 clinical trial in 2023.
On May 11, 2022, we entered into an Arrangement Agreement (as amended, the “Arrangement Agreement”)with Emerald Health Therapeutics, Inc., a corporation existing under the laws of the Province of British Columbia, Canada (“EHT”), pursuant to which we agreed to acquire all of the issued and outstanding common shares of EHT (the “EHT Shares”) pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) (the “Acquisition”). On November 7, 2022, EHT and the Company agreed to waive the mutual closing condition requiring the Company to obtain conditional approval from the Canadian Stock Exchange to list the common stock of the Company. The Acquisition was consummated on November 10, 2022. Under the terms of the Arrangement Agreement and the Plan of Arrangement, on November 10, 2022, each shares of EHT common stock (“EHT Shares”) outstanding immediately prior to the effective time of the Acquisition (the “Effective Time”) was transferred to the Company in exchange for 1.95 shares (the “Exchange Ratio”) of Company common stock. The cash and assets of EHT acquired in the Acquisition will be used to fund our Phase 1 and Phase 2 clinical trials. EHT is currently in the advanced stages of its realization process to wind down all prior operations and liquidate substantially all of its remaining assets. We expect this strategic opportunity to be a pivotal financing event for our business allowing us to extend our cash runway into at least the second quarter of 2023 and obtain meaningful clinical data. In addition, EHT has a lab facility which we are currently evaluating to determine whether it is practical to bring certain aspects of our research and development activities in house.
Our Product Candidates and Significant Contracts
Refer to our more recent Form 10-K filed with the Securities Exchange Commission for information regarding our product candidates and significant contracts.
In June 2022, we received approval from Belberry Limited, a certified Australian Human Research Ethics Committee, to begin our Phase 1 clinical trial for the study of our lead product candidate, SBI - 100 OE. We subsequently notified the Australian Therapeutics Goods Administration of our intent to initiate our Phase 1 clinical trial through the Clinical Trial Notification scheme. In connection with this approval to initiate the first-in-human trial for SBI-100 by a governmental regulatory authority, we triggered the first milestone payment under our license agreement for UM 5050 with UM.
In addition, during September of 2022 we completed the manufacture of the clinical trial material, SBI - 100 OE, for our Phase 1 clinical trial which is expected to commence before the end of 2022.
During the quarter ended September 30, 2022, we initiated the manufacture of the active pharmaceutical ingredient to be used in our Phase 2 clinical trial. We obtained feedback from the FDA during our pre-IND meeting that we may commence our Phase 2 trial in the United States without having conducting a Phase 1 study. We expect to begin our Phase 2 trial in the first half of 2023.

General Trends and Outlook
During the second quarter of 2022, we were indirectly impacted by a cyberattack on our Phase 1 clinical supply contract manufacturer. This disruption delayed our production timeline and the anticipated initiation of enrollment in our Phase 1 clinical studies for SBI-100 Ophthalmic Emulsion ("SBI-100 OE") to the fourth quarter of 2022. The overall potential delay in our drug product research and development from these types of incidents is unknown, but our operations and financial condition may continue to suffer in the event of continued business interruptions, supply chain issues, delayed clinical trials, production or a lack of laboratory resources due to the pandemic and other global conditions. It is possible that we may encounter other similar issues relating to the current situation that will need to be managed in the future. The factors to take into account in going concern judgements and financial projections include travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of service providers and the general economy.
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
We have incurred operating losses and negative cash flows from operations since inception and as of September 30, 2022, had a working capital deficit of $3,462,290 and an accumulated deficit of $56,846,123. As of September 30, 2022, we had unrestricted cash in the amount of $415,389. For the three and nine months ended September 30, 2022 and 2021, we incurred losses from operations of $2,922,282 and $1,819,109, and 9,028,662 and 5,386,044, respectively. For the three and nine months ended September 30, 2022 and 2021, we incurred net losses of $3,127,283 and $1,824,818, and $9,589,960 and $6,009,362, respectively. We expect to continue to incur significant losses through 2022 and expects to incur significant losses and negative cash flows from operations in the future.
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
Management assessed the critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and included a new "Asset Acquisition" policy note and made updates to its "Stock-based Compensation" policy note which are critical to its accounting policies and estimates during the nine months ended September 30, 2022 (Note 2).
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

Results of Operations
Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our clinical trials, our research and development efforts, variations in the level of expenditures related to investor relations and seeking new sources of capital, debt service obligations during any given period, and the uncertainty as to the extent and magnitude of the residual global impacts from the COVID-19 pandemic such as supply chain disruptions and inflation. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
Three months ended September 30, 2022 and 2021
Research and Development Expenses
Research and development expenses included the following:

•	license fees;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party contract research organizations and investigative sites; and

•	payments to third party manufacturing organizations and consultants.
We expect to incur future research and development expenditures to support our preclinical and clinical studies. Preclinical activities include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess safety and efficacy. Our application to administer our lead drug candidate, SBI-100 OE, in human subjects has been submitted and approval was obtained by Belberry Limited, an Australian Human Research Ethics Committee (HREC) during the second quarter of 2022 and during the quarter ended September 30, 2022, we completed the production of SBI-100 OE clinical trial material for our Phase 1 study. We have received authorization from a certified Human Research Ethics Committee in Australia and appropriately notified the Australian Therapeutics Goods Administration that we intend to commence the Phase 1 clinical trial. We expect to initiate enrollment in our first-in-human study during the fourth quarter of 2022.
Below is a summary of our research and development expenses during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
Research and development expenses	$1,781,724	$327,731	$1,453,993	444%
Research and development expenses for the three months ended September 30, 2022 increased by $1,453,993 as compared to the three months ended September 30, 2021. The increase in research and development expenses was primarily due to an increase in contract research and development activities, including $1,400,531 for the manufacturing of our Phase 1 clinical trial material for SBI-100 OE and the manufacture of API for our Phase 2 study. In addition, the Australian regulatory approval triggered a license fee milestone payment to UM for regulatory approval in Australia of $100,000. This increase was offset by a decrease in consulting fees of $56,696.
General and Administrative Expenses
Below is a summary of general and administrative expenses for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
General and administrative expenses	$1,140,558	$1,491,378	$(350,820)	(24)%

General and administrative expenses for the three months ended September 30, 2022 decreased by $350,820 as compared to the three months ended September 30, 2021. The decrease in general and administrative expenses was primarily due to a decrease in stock compensation expense of $278,321 related to the acceleration of a vesting provision and the extension of the post termination exercise period for two stock option awards that were modified in connection with the termination of a consultant which resulted in higher stock compensation expense during the three months ended September 30, 2021, as compared to the three months ended September 30, 2022. Decreases in general and administrative expenses also included decreases in consulting fees of $61,467, a decrease in employee wages of $82,360 related to a change in estimate in bonus accruals, decreases in investor relations expenses of $100,535 and decrease in recruiting fees of $49,120. The aggregate decrease was offset by increases of approximately $181,000 and $55,351 in employee salaries due to increases in headcount and software expenses, respectively.
Other Expense (Income)
Below is a summary of other expense (income) during the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
Change in fair value of derivative liabilities	$(6,228)	$(189,649)	$183,421	(97)%
Interest expense	211,229	195,358	15,871	8%
Total other expense	$205,001	$5,709	$199,292	3491%

For the three months ended September 30, 2022, we had net other expense of $205,001 related to interest expense and a gain from the change in fair value of our warrant liability. When comparing the three months ended September 30, 2022 and 2021, total other expense increased by $199,292. Gains and losses from the change in fair value of our derivative liabilities are due primarily to fluctuations in our stock price and our volatility during each period. The increase in interest expense was due to an increase in the amortization of the debt discount on our Amended Credit Agreement for the period ended September 30, 2022, as compared to the period ended September 30, 2021.
Nine months ended September 30, 2022 and 2021
Below is a summary of our research and development expenses during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
Research and development expenses	$4,474,531	$1,818,059	$2,656,472	146%
Research and development expenses for the nine months ended September 30, 2022 increased by $2,656,472 as compared to the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to an increase in contract research and development activities, including $1,879,964 for the manufacturing of our Phase 1 clinical trial material for SBI-100 OE, the manufacture of API for our Phase 2 study and contracted site initiation costs for our Phase 1 clinical study. In addition, we incurred $113,717 in expense for the use of specialized consultants, had increased costs related to lab supplies and materials of $45,964, an increase in compensation cost of $467,370 due to bonus expense and additional headcount from the addition of regulatory and development personnel, an increase in software of $31,637 and an increase in license fees from meeting the first milestone under our license agreement with UM.
General and Administrative Expenses
Total general and administrative expenses for the nine months ended September 30, 2022 and 2021, were as follows:

	Nine Months Ended September 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
General and administrative expenses	$4,554,131	$3,567,985	$986,146	28%

General and administrative expenses for the nine months ended September 30, 2022 increased by $986,146 as compared to the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to an increase in employee wages and board fees of $422,584 related to the hiring of our chief financial officer and the addition of two board members. Additionally, there were increases in professional and legal fees of $794,893 related primarily to preliminary diligence costs associated with the EHT Acquisition which were expensed as incurred during the first quarter and general legal fees, an increase in software expense of $113,596, and an increase in facilities and rent expense of $72,164. The aggregate increase was offset by decreases of $234,490 and 159,789 and $54,244 in investor relations expenses, consulting and recruiting expenses, respectively.
Other Expense (Income)
Total other expense (income) for the nine months ended September 30, 2022 and 2021, was as follows:

	Nine Months Ended September 30,
	2022	2021	$ Change 2022 vs. 2021	% Change 2022 vs. 2021
Change in fair value of derivative liabilities	$(59,406)	$169,349	$(228,755)	(135)%
Interest expense	615,563	570,322	45,241	8%
Gain on forgiveness of PPP loan	—	(117,953)	117,953	100%
Total other expense	$556,157	$621,718	$(65,561)	(11)%
For the nine months ended September 30, 2022, we had net other expense of $556,157 related to interest expense, offset in part by a gain from the change in fair value of derivative liabilities. The primary reason for the gain on the change in fair value of our derivative liabilities was due to the decrease in our stock price and volatility, for the period ended September 30, 2022 as compared to the period ended September 30, 2021. The increase in interest expense was primarily due to an in increase in the amortization of the debt discount on our Amended Credit Agreement for the period ended September 30, 2022, as compared to the period ended September 30, 2021.
For the nine months ended September 30, 2021, we had net other expense of $621,718 related to interest expense and a loss from the change in fair value of derivative liabilities. The primary reason for the loss on the change in fair value of our derivative liabilities was due to a increase in our stock price and volatility, for the period ended September 30, 2021, Other expenses during the period were offset by the gain on debt forgiveness realized from the PPP Loan.
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
During the latter part of 2022 and in 2023, we expect to fund our operations through the strategic acquisition of EHT and subsequent liquidation of EHT's assets. Management expects that this funding opportunity will provide us with financing at least through the second quarter of 2023 which will allow Skye to complete its Phase 1 trial and commence its Phase 2 trial. During the nine months ended September 30, 2022, we expended significant resources on the acquisition of EHT and experienced transactional delays which resulted in the further extension of the outside date to close the transaction. Due to these delays, in October 2022 we obtained a working capital loan from EHT to continue operations through the date of closing. These two factors, among others, have resulted in an overall increase in cash used in operating activities for the nine months ended September 30, 2022. On November 10, 2022, we closed the Acquisition and acquired its remaining assets consisting primarily of cash and real estate. However, based on our expected cash requirements, without obtaining additional funding by the end of the second half of 2023, we will not have enough funds to continue operations. These conditions give rise to substantial doubt as to our ability to continue as a going concern within one year after the date that the financial statements are issued.

During the third quarter of 2022, we met our operational funding requirements during the pre-closing period by, among other things, laying off two employees and entered into a $700,000 working capital bridge loan from EHT. In late 2022 and early 2023, we will continue with the liquidation of EHT's assets and pursue financing transactions. However, we cannot provide any assurances that such additional funds will be available on reasonable terms, or at all. If we raise additional funds by issuing equity securities, dilution to existing stockholders would result.
On October 5, 2018, we secured a Credit Agreement with Sciences, that provided us with a credit facility of up to $20,000,000. On April 29, 2020, we entered into the first amendment to the Credit Agreement with Sciences, which amended and restated the Credit Agreement. On March 29, 2021, we entered the second amendment to the Amended Credit Agreement to defer interest payments until the earlier of maturity or prepayment of the principal balance. Effective September 15, 2021, the disbursement line under the credit facility was closed and the Amended Credit Agreement no longer serves as a potential source of liquidity to the Company. The outstanding principal advances of $2,464,500 plus accrued interest of $305,734 was due on October 5, 2022 and we are currently within the 30 business day grace period for repayment.
As of September 30, 2022, we had an accumulated deficit of $56,846,123, stockholders’ deficit of $3,284,981 and a working capital deficit of $3,462,290. We had unrestricted cash of $415,389 as of September 30, 2022, as compared to $8,983,007 as of December 31, 2021. The decrease was attributable to operating cash burn during the nine months ended September 30, 2022, which was accelerated due to Acquisition related costs and increases in our research and development expenses as we approach our Phase 1 clinical study. Without additional funding, management believes that we will not have enough funds to meet our obligations and continue our preclinical and clinical studies beyond one year after the date the Condensed Consolidated Financial Statements are issued. These conditions indicate it is probable that there is substantial doubt as to our ability to continue as a going concern, unless we are able to raise sufficient capital to continue our operations.
Our prior independent registered public accounting firm has issued a report on our audited consolidated financial statements as of and for the year ended December 31, 2021, that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(7,872,550)	$(4,506,032)
Net cash used in investing activities	(452,110)	(36,828)
Net cash (used in) provided by financing activities	(242,955)	13,163,078
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
Cash used in operating activities of $7,872,550 during the nine months ended September 30, 2022, reflected a net loss of $9,589,960, partially offset by aggregate non-cash charges of $930,372 and included a $787,038 net change in our operating assets and liabilities.
Non-cash charges included $425,846 for stock-based compensation expense, $480,466 non-cash interest expense from the amortization of the debt discount on the multi-draw credit facility – related party, a $59,406 gain from the decrease in fair value of our warrant liability and $83,466 in depreciation and amortization. The net change in our operating assets and liabilities included a $334,127 increase in our accrued expense and other current liabilities and a $488,222 increase in our accounts payable.

Cash used in operating activities of $4,506,032 during the nine months ended September 30, 2021, reflected a net loss of $6,009,362, partially offset by aggregate non-cash charges of $1,247,113 and included a $256,217 net change in our operating assets and liabilities. Non-cash charges included $747,252 for stock-based compensation expense, $439,053 non-cash interest expense from the amortization of the debt discount on the multi-draw credit facility – related party, $9,412 depreciation and amortization of property and equipment, $169,349 loss from the increase in fair value of our warrant liability and $117,953 related to the forgiveness of the PPP loan. The net change in our operating assets and liabilities included a $149,213 decrease in our prepaid expense and other current assets, a $69,751 decrease in accounts payable and a $483,490 increase in our accrued expense and other current liabilities.
Cash Flows from Investing Activities
Our investing activities consist of our capital expenditures in relation to the purchase of property plant and equipment and costs incurred in connection with the acquisition of EHT. During the nine months ended September 30, 2022 and 2021, the Company purchased $15,556 and $36,828 in machinery office equipment, respectively. During the nine months ended September 30, 2022, the Company made $436,554 in payments for costs related to the Acquisition of EHT.
During the nine months ended September 30, 2021, our investing activities have consisted primarily of our capital expenditures in relation to the purchase of property plant and equipment.
Cash Flows from Financing Activities
Cash flows from financing activities primarily reflect proceeds from the sale of our securities and debt financings.
During the nine months ended September 30, 2022, cash used in financing activities included $1,967 in proceeds received in connection with the exercise of pre-funded warrants and a $244,922 repayment on the our insurance premium loan payable.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a the reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The language in Item 5 below under the heading "Completion of Acquisition or Disposition of Assets" is incorporated by reference into this section.
The Consideration Shares, the Replacement Options, and the Replacement Warrants (each as defined below) issued by the Company in connection with the consummation of the Arrangement were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(10) of the Securities Act based on the final order of the Supreme Court of British Columbia following a hearing by the court which considered, among other things, the fairness of the Acquisition to the persons affected.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Completion of Acquisition or Disposition of Assets
As previously disclosed in the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”), the Company entered into an Arrangement Agreement on May 11, 2022 (as amended, the “Arrangement Agreement”), with EHT, pursuant to which the Company agreed to acquire all of the issued and outstanding common shares of EHT (the “EHT Shares”) pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Acquisition”). The Supreme Court of British Columbia issued a final order approving the Acquisition on August 25, 2022. On November 7, 2022, EHT and the Company agreed to waive the mutual closing condition requiring the Company to obtain conditional approval from the Canadian Stock Exchange to list the common stock of the Company. The Acquisition was consummated on November 10, 2022 (the “Closing Date”).Under the terms of the Arrangement Agreement and the Plan of Arrangement, on November 10, 2022, each share of EHT common stock (“EHT Shares”) outstanding immediately prior to the effective time of the Acquisition (the “Effective Time”) was transferred to the Company in exchange for 1.95 of a share (the “Exchange Ratio”) of Company common stock, par value $0.001 per share (“Company Common Stock”). In the aggregate, EHT shareholders received 416,270,514 shares of Company Common Stock (the “Consideration Shares”). The Exchange Ratio was agreed to on May 11, 2022 and was not adjusted for any subsequent changes in market price of the Company Common Stock or EHT Shares prior to the Closing Date. It is expected that, for U.S. and Canadian federal income tax purposes, the Acquisition shall constitute a taxable exchange by the EHT shareholders of EHT Shares for Company Common Stock.
In addition, at the Effective Time, (i) all EHT options to purchase EHT Shares (“EHT Options”) granted under EHT’s omnibus incentive plan that are outstanding as of the Effective Time, were exchanged into options to purchase shares of Company Common Stock, with the number of shares underlying each option (and the exercise price of such option) adjusted based on the Exchange Ratio, with the options retaining the same term to expiry, conditions to and manner of exercise and other terms and conditions as the EHT Options (the “Replacement Options”) and (ii) each of the warrants to acquire EHT Shares (the “EHT Warrants”) were be exchanged into warrants to acquire Company Common Stock after adjustments to reflect the Acquisition and to account for the Exchange Ratio, with each warrant retaining the same term to expiry, conditions to and manner of exercise and other terms and conditions of the EHT Warrants (the “Replacement Warrants”). In the aggregate, the Company issued 8,282,626 Replacement Options and 60,947,407 Replacement Warrants in connection with the Acquisition.

The foregoing summary description of the completion of the Acquisition does not purport to be complete and is qualified in its entirety by reference to the terms of the Arrangement Agreement, which was filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q , as well as the amendments to the Arrangement Agreement filed as Exhibits 2.2, 2.3 and 2.4 to this Quarterly Report on Form 10-Q.
Unregistered Sales of Equity Securities
The Consideration Shares, the Replacement Options, and the Replacement Warrants issued by Company in connection with the consummation of the Acquisition were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(10) of the Securities Act based on the final order of the Supreme Court of British Columbia following a hearing by the court which considered, among other things, the fairness of the Acquisition to the persons affected.
Election of Director
As of the Effective Time, the Board of Company appointed Bobby Rai to serve as a director until his successor is duly elected or appointed and qualified or until his earlier retirement, disqualification resignation, removal or death.
Mr. Rai will receive annual director compensation for his service on the Board in an amount equal to $40,000, plus aggregate annual committee compensation of $1,000. Additionally, Company anticipates that Mr. Rai will be granted a one time award of stock options consistent with their non-employee director compensation policy.
In addition, Mr. Rai entered into the Company’s standard indemnification agreement.
Financial Statements
The financial statements required by Item 9.01(a) of Form 8-K and the notes related thereto are filed as Exhibit 99.1 and 99.2 to this Quarterly Report on Form 10-Q.
The pro forma financial information required by Item 9.02(b) of Form 8-K and the notes related thereto are included above in Note 3 to the Condensed Consolidated Financial Statements (Unaudited) and are incorporated by reference herein.
Entry into a Material Definitive Agreement
On November 10, 2022, EHT, C3 Souvenir Holding, Inc., a corporation governed under the Canada Business Corporations Act ("Purchaser"), Verdélite Sciences, Inc. ("Verdélite"), Verdélite Property Holdings, Inc. ("VPHI") entered into a stock purchase agreement (the "Verdélite SPA") effective November 8, 2022, pursuant to which Purchaser will acquire all of the outstanding shares of Verdélite, the holder of EHT's most significant real estate asset, for an aggregate purchase price of approximately USD$9,312,000, subject to certain adjustments. Prior to the closing of the Acquisition, VPHI was wound up into Verdélite and Verdélite is a wholly owned subsidiary of EHT. The terms of the Verdélite SPA provide for an upfront, non refundable deposit, except in the case of material breach, in the amount of approximately $548,000, which as already been received by EHT. The remainder of the purchase price will be paid as follows, (i) approximately $6,026,000 to be paid on the closing date of the Verdélite SPA, (ii) three equal installments of approximately $913,000 to be paid on each of the 18-month ("Term 1"), 30-month ("Term 2"), and 42 month ("Term 3") anniversaries of the closing date.
Annual compounded interest on the loan receivable will be payable at the end of Term 3 and will accrue at a rate equal to the Prime Rate set by the Bank of Montreal plus 1.55%, 3.55% and 5.55% per annum for Term 1, Term 2 and Term 3, respectively. The Purchaser has the option to prepay the principal term payments in full at any time during Term 1 or Term 2. If prepayment occurs, the interest rate will be retrospectively adjusted to the Prime Rate plus 1.55%, compounded annually, until the installment payments are paid in full.
The balance of the purchase price after closing will be secured against the assets and stock of the Purchaser.
The Verdélite SPA contains customary closing conditions including, but not limited to, the completion of an environmental audit by EHT.
The foregoing description of the Verdelite SPA do not purport to be complete and are qualified in their entirety by reference to the text of the Verdelite SPA which is attached as exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

2.1	Arrangement Agreement, dated May 11, 2022, by and between the Company and EHT (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on May 11, 2022)
2.2
Amendment No. 1 to the Arrangement Agreement, dated June 14, 2022, by and between the Company and EHT (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 17, 2022)

2.3
Amendment No. 2 to the Arrangement Agreement, dated July 15, 2022, by and between the Company and EHT (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 21, 2022)

2.4
Amendment No. 3 to the Arrangement Agreement, dated October 18, 2022, by and between the Company and EHT (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 19, 2022)

3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to our Report on Form 10-K filed on March 2, 2021)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Report on Form 10-K filed on March 2, 2021)
10.1	Skye Bioscience, Inc. 2014 Amended and Restated Omnibus Incentive Plan (incorporated by reference to our definitive proxy statement filed on August 31, 2022)
10.2*	Form of Stock Option Award - For Canadian Optionees under Amended and Restated 2014 Omnibus Incentive Plan
10.3*+
Share Purchase Agreement, dated November 8, 2022, by and between Emerald Health Therapeutics, Inc., 14428773 Canada Inc., Verdelite Sciences, Inc., Verdelite Property Holdings, Inc. and C3 Centre Holding Inc.

31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Financial statements of EHT as of December 31, 2021 and December 31, 2020 (incorporated by reference to our definitive proxy statement filed on August 31, 2022)
99.2	Unaudited Condensed Interim Consolidated Financial Statements of EHT as of June 30, 2021 and June 30, 2022 (incorporated by reference to our definitive proxy statement filed on August 31, 2022)
101
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________
(*)Filed herewith.
+     Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits or schedules upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skye Bioscience, Inc., a Nevada corporation

November 14, 2022	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary, Chairman of the Board, and Director (Principal Executive Officer)

November 14, 2022	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)