Form 10-Q
period 2023-03-31
Skye Bioscience, Inc.
filed 2023-05-12
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 10, 2023, there were 971,549,608 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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
•the early stage of our product candidates presently under development;
•our near-term need for substantial additional funds in order to continue our operations, and the uncertainty of whether we will be able to obtain the funding we need;
•our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;
•our ability to retain or hire key scientific or management personnel;
•our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;
•our dependence on University of Mississippi, third party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators, including global supply chain disruptions;
•our ability to develop successful sales and marketing capabilities in the future as needed;
•the size and growth of the potential markets for any of our approved product candidates, and the rate and degree of market acceptance of any of our approved product candidates;
•competition in our industry;
•the residual impacts of the novel coronavirus ("COVID-19") pandemic, or responses to a future pandemic on our business, clinical trials or personnel;
•regulatory developments in the United States and foreign countries;
•current pending litigation matters, including the Cunning Lawsuit; and
•estimates of the costs and expenses associated with the wind-down of EHT's former business and the estimated value to be received by the Company with respect to the potential sale of any remaining EHT assets.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$2,668,697	$1,244,527
Restricted cash	4,586	4,580
Prepaid expenses	957,593	780,807
Assets held for sale	—	6,432,216
Other current assets	820,012	481,588
Total current assets	4,450,888	8,943,718

Property, plant and equipment, net	77,081	87,854
Operating lease right-of-use asset	50,650	71,191
Other assets	8,309	8,309
Total assets	$4,586,928	$9,111,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,224,094	$1,669,997
Accounts payable - related parties	104,570	124,901
Accrued interest - related party	—	15,814
Accrued payroll liabilities	792,501	657,734
Insurance premium loan payable	158,576	—
Other current liabilities	801,128	1,422,445
Other current liabilities - related parties	—	95,850
Estimate for legal contingency	6,205,310	6,205,310
Convertible multi-draw credit agreement - related party	—	1,848,375
Operating lease liability, current portion	81,318	78,700
Total current liabilities	9,367,497	12,119,126

Total liabilities	9,367,497	12,119,126

Commitments and contingencies (Note 12)

Stockholders’ deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 5,000,000,000 shares authorized at March 31, 2023 and December 31, 2022; 971,549,608 and 913,528,958 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	971,549	913,528
Additional paid-in-capital	66,153,167	62,816,183
Accumulated deficit	(71,905,285)	(66,737,765)
Total stockholders’ deficit	(4,780,569)	(3,008,054)
Total liabilities and stockholders’ deficit	$4,586,928	$9,111,072

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$1,184,880	$1,265,653
General and administrative	1,915,278	1,622,368
Total operating expenses	3,100,158	2,888,021

Operating loss	(3,100,158)	(2,888,021)

Other expense
Change in fair value of derivative liability	(3)	(43,655)
Interest expense	18,399	199,033
Interest income	(24,514)	—
Loss from asset sale	307,086	—
Debt conversion inducement expense	1,383,285	—
Wind-down costs	383,109	—
Total other expense, net	2,067,362	155,378

Loss before income taxes	(5,167,520)	(3,043,399)

Net loss	$(5,167,520)	$(3,043,399)

Loss per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	941,894,609	495,823,445
Diluted	941,894,609	495,823,445
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,167,520)	$(3,043,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,174	26,978
Stock-based compensation expense	131,579	137,358
Change in fair value of derivative liability	(3)	(43,655)
Amortization of debt discount	—	154,836
Loss from divestiture of asset	307,086	—
Debt conversion inducement expense	1,383,285	—
Accrued interest conversion expense	15,952	—
Foreign currency remeasurement gain	(45,351)	—
Changes in assets and liabilities:
Prepaid expenses	96,668	7,213
Prepaid expenses - related party	—	(35,476)
Other current assets	(258,443)	(52,880)
Accounts payable	(445,903)	(19,160)
Accounts payable - related parties	(20,331)	21,896
Accrued interest - related party	—	43,128
Accrued payroll liabilities	134,767	(107,413)
Operating lease liability	2,618	(19,565)
Other current liabilities	(132,651)	15,264
Other current liabilities - related parties	(95,850)	—
Net cash used in operating activities	(4,060,923)	(2,914,875)

Cash flows from investing activities:
Proceeds from asset sale, net of legal expenses	5,532,266	—
Purchase of property and equipment	(1,860)	(1,999)
Net cash provided by (used in) investing activities	5,530,406	(1,999)

Cash flows from financing activities:
Proceeds from pre-funded warrant exercises	—	1,967
Repayment of insurance premium loan payable	(45,307)	(61,230)
Net cash used in financing activities	(45,307)	(59,263)

Net increase (decrease) in cash and restricted cash	1,424,176	(2,976,137)

Cash, cash equivalents and restricted cash, beginning of period	$1,249,107	$8,987,578

Cash, cash equivalents and restricted cash, end of period	$2,673,283	$6,011,441

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$2,668,697	$6,006,869
Restricted cash	4,586	4,572
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,673,283	$6,011,441

Cash paid during the period for:
Interest	$4,275	$—
Income taxes	5,141	—

Supplemental disclosures of non-cash financing activities:
Common stock warrant exercises	$282,905	$—
Conversion of multi-draw credit agreement	1,565,470	—
Conversion of accrued interest due to related party	31,766	—
Financing of insurance premium	203,884	275,537
Release of share liability to additional paid-in-capital	—	13,000

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, January 1, 2023	913,528,958	$913,528	$62,816,183	$(66,737,765)	$(3,008,054)

Stock-based compensation expense	—	—	131,579	—	131,579

Exercise of common stock warrants	16,641,486	16,642	266,263	—	282,905

Conversion of multi-draw credit agreement - related party and accrued interest	41,379,164	41,379	2,939,142	—	2,980,521

Net loss for the three months ended March 31, 2023	—	—	—	(5,167,520)	(5,167,520)

Balance, March 31, 2023	971,549,608	$971,549	$66,153,167	$(71,905,285)	$(4,780,569)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2022	476,108,445	$476,108	$52,644,221	$(47,256,163)	$5,864,166

Stock-based compensation expense	150,000	150	150,208	—	150,358

Exercise of pre-funded warrants	19,666,667	19,667	(17,700)	—	1,967

Net loss for the three months ended March 31, 2022	—	—	—	(3,043,399)	(3,043,399)

Balance, March 31, 2022	495,925,112	$495,925	$52,776,729	$(50,299,562)	$2,973,092

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of Operations and Business Activities
Nature of Operations
Skye Bioscience, Inc. (the “Company”) was incorporated in Nevada on March 16, 2011. The Company is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of a novel class of cannabinoid derivatives to modulate the endocannabinoid system, which has been shown to play a vital role in overall human health and, notably, in multiple ocular indications. We are developing novel cannabinoid derivatives through our own research efforts and multiple license agreements.
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
In addition, on November 10, 2022, EHT entered into a share purchase agreement with a third party for the sale of EHT's subsidiary, Verdélite Sciences, Inc. for an aggregate purchase price of $9,385,064, subject to certain adjustments (the "Verdélite SPA"). The sale of Verdélite Sciences, Inc. closed on February 9, 2023 and completes the divestiture of EHT's most significant former operating assets (Note 3).
As of March 31, 2023, the Company has devoted substantially all its efforts to securing product licenses, carrying out its own research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since inception and as of March 31, 2023, had a working capital deficit of $4,916,609 and an accumulated deficit of $71,905,285. As of March 31, 2023, the Company had unrestricted cash in the amount of $2,668,697. For the three months ended March 31, 2023 and 2022, the Company incurred losses from operations of $3,100,158 and $2,888,021, respectively. For the three months ended March 31, 2023 and 2022, the Company incurred net losses of $5,167,520 and $3,043,399, respectively. The Company expects to continue to incur significant losses through the end of 2023 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. During the three months ended March 31, 2023, management has implemented cost cutting measures to extend its cash runway while searching for additional financing. These measures have included the deferral of payments to employees, the postponement of certain nonclinical studies, a hold on non-essential travel and hiring, and the deferral of certain operational contracts. Based on the Company’s expected cash requirements, without obtaining additional funding by the second half of 2023, it will not have enough funds to continue clinical studies. These conditions, including the uncertainty of our ability to successfully resolve our litigation with Cunning (as described below), give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

During the quarter ended March 31, 2023, the Company met its operational funding requirements by closing on the Verdélite SPA, which provided the Company with a gross proceeds of $5,532,266, net of legal costs and advisory fees at closing. In 2023, the Company will continue with the liquidation of EHT's assets, including initiating a search to find a buyer for Avalite Sciences, Inc. ("AVI") and explore additional financing options. However, the Company cannot provide any assurances that such additional funds will be available on reasonable terms, or at all. If the Company raises additional funds by issuing equity securities, dilution to existing stockholders would result.
Further, in January 2023, the Company was subject to an unfavorable outcome in a lawsuit with a former employee which resulted in the recognition of an estimated legal contingency of $6,205,310. The Company strongly believes that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. The Company intends to vigorously challenge the verdict in the trial court and appeal and pursue reimbursement under its existing insurance policies. However, the outcome of the litigation and the amount recoverable under its existing insurance policies, if any, is inherently uncertain (Note 12). The legal contingency that we recorded in connection with the jury verdict has had a significant negative effect on our business, including our ability to obtain funding. If we are unable to reduce the verdict prior to the rendering of a final judgment by the court or to reach a reasonable settlement with Ms. Cunning, we would be liable to pay substantial damages in excess of our liquid assets.
On February 16, 2023, Emerald Health Sciences ("Sciences"), a related party (Note 11) exercised all of its outstanding warrants and agreed to offset the remaining principal balance plus accrued interest outstanding under the Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) by the aggregate exercise price of $282,905 before converting the remaining balance of the Amended Credit Agreement in the amount of $1,597,236 (See Notes 5 & 6). As of March 31, 2023, Sciences has no outstanding warrants or debt with the Company.
It is possible that the Company may encounter issues relating to supply chain inefficiencies, a lack of production or laboratory resources, global economic and political conditions, pandemics or cyberattacks that could cause business disruptions and clinical trial delays which will need to be managed in the future. The factors to take into account in going concern judgements and financial projections include travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of service providers and the general economy.
The Company does not believe that inflation has had a material impact on its operating results during the periods presented. However, inflation, led by supply chain constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines has had and may continue to have an impact on general and administrative costs such as professional fees, employee costs and travel costs, and may in the future adversely affect the Company's operating results. In addition, increased inflation has had and may continue to have an effect on interest rates. Increased interest rates may adversely affect the terms under which we can obtain, any potential additional funding.
Notably, the Company relies on third party manufacturers to produce its product candidates. The manufacturing of SBI-100 OE is conducted in the United States and Europe. Formulation of the eye drop for clinical trials is being conducted in Europe and relies on regulatory-accepted excipients that can be sourced from countries outside the United States. Since the COVID-19 pandemic, global supply chain disruptions have become more common and the Company may encounter future issues related to sourcing materials that are part of the eye drop formulation or manufacturing process, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. The location of the Phase 1 clinical trial site is in Australia and since the COVID-19 outbreak in that country, multiple cities have experienced health emergency lockdowns which have had a negative impact on the conduct and timelines of the clinical studies.
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

2. Summary of Significant Accounting Policies
Basis of Presentation
In the opinion of management, the accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared on a consistent basis with the Company’s Audited Consolidated Financial Statements as of and for the year ended December 31, 2022, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosures necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).
The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the Company’s audited financial statements as of December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes a broader discussion of the Company’s business and the risks inherent therein.
Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation.
Assets Held for Sale
On November 10, 2022, the Company completed the Acquisition of EHT in accordance with the Arrangement Agreement. At the time of the Acquisition there were arrangements in place to sell the acquired assets and liabilities that comprised of two of EHT's subsidiaries, Emerald Health Therapeutics Canada, Inc. ("EHTC") and Verdélite Sciences, Inc. ("VDL"). As a result, EHTC and VDL were considered held for sale since the Acquisition and the Company has classified the associated assets of VDL as held for sale on the Condensed Consolidated Balance Sheets and the period costs related to both EHTC and VDL have been presented as wind-down costs in the Consolidated Statements of Operations. EHTC was divested on December 28, 2022 and VDL was divested on February 9, 2023 (see Note 3). Subsequent to March 31, 2023 the Board approved a plan to pursue the sale of the real-estate held by AVI, which is substantially the only asset held by AVI. The asset will be classified as held for sale on the Condensed Consolidated Balance Sheets in subsequent periods until sold. Refer to Note 13 for further information.
Assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or their fair value, less estimated costs to sell. Changes in fair value are recorded as a gain or loss in the results of operations but not to exceed the original carrying value.
Derecognition of Nonfinancial Assets
The Company generally accounts for sales of nonfinancial assets that are outside the scope of our ordinary activities under ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets. Pursuant to ASC 610-20, the Company applies the guidance in ASC 606 to determine if a contract exists, identify the distinct nonfinancial assets, and determine when control transfers and, therefore, when to derecognize the nonfinancial asset. Additionally, the Company applies the measurement principles of ASC 606 to determine the amount of consideration, if any, to include in the calculation of the gain or loss for the sale of the nonfinancial asset. Refer to Note 3 for further information.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries SKYE Bioscience Australia, EHT, AVI, VDL, EHTC, and Nemus Sub. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates and judgements as to the appropriate carrying values of equity instruments, debt with embedded features, estimates related to the Company's estimation of the percentage of completion under its research and development contracts, contingent legal liabilities, fair value of assets acquired in the acquisition, and the valuation of stock based compensation awards, which are not readily apparent from other sources.

Risks and Uncertainties
The Company’s operations are subject to a number of risks and uncertainties, including but not limited to, changes in the general economy, the size and growth of the potential markets for any of the Company’s product candidates, uncertainties related to the current global environment, including economic factors such as inflation, and risks related to the global supply chain disruptions (Note 1), risks related to operating primarily in a virtual environment, results of research and development activities, uncertainties surrounding regulatory developments in the United States, Canada, the European Union, and Australia and the Company’s ability to attract new funding.
As noted above, in January 2023, the Company was subject to an unfavorable outcome in a lawsuit with a former employee which resulted in the recognition of an estimated legal contingency of $6,205,310. The Company intends to vigorously challenge the verdict in the trial court and appeal and pursue reimbursement under its existing insurance policies. However, the outcome of the litigation and the amount recoverable under its existing insurance policies, if any, is inherently uncertain (Note 12). Furthermore, the uncertainty as to the resolution of the litigation could limit our ability to raise new capital from investors to operate our business.
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
Loss Per Common Share
The Company applies ASC No. 260, Earnings per Share in calculating its basic and diluted loss per common share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, restricted stock subject to vesting, warrants to purchase common stock and common shares underlying convertible debt instruments are considered to be common stock equivalents. In periods with a reported net loss, such common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is anti-dilutive. For additional information regarding the loss per share (see Note 9)

Government Assistance
The Company adopted ASU 2021-10 Government Assistance on January 1, 2022. The Company accounts for the tax rebates received from the Australian Taxation Office ("ATO") under such guidance. The Company accounts for the rebates that it receives under the AusIndustry research and development tax incentive program under the income recognition model of IAS 20. Under this model, when there is reasonable assurance that the rebate will be received, the Company recognizes the income from the tax rebate as an offset to research and development expense during the period which the benefit applies to the research and development costs incurred. The Company did not receive any tax rebates under the AusIndustry incentive program during the three months ended March 31, 2023 and March 31, 2022 related to incentives earned in the prior year. As of March 31, 2023 and December 31, 2022, the Company recognized $356,785 and $179,687, respectively, in other current assets in its Condensed Consolidated Balance Sheets.
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
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Based upon information available at this time, management believes that the current litigation matter related to the Cunning lawsuit will have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. Refer to Note 12 - Commitments and Contingencies for additional information.
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods beginning after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in fiscal periods ending after December 15, 2020. Upon implementation, the Company may use either a modified retrospective or full retrospective method of adoption. The adoption of ASU 2020-06 will likely impact the way the Company calculates its (loss) earnings per share, result in expanded disclosures around convertible instruments and remove the requirement to assess and record beneficial conversion features. The Company currently plans to adopt the provisions of this ASU on the effective date.
3. Acquisition of Emerald Health Therapeutics, Inc.
On May 11, 2022, the Company entered into the Arrangement Agreement, as amended on June 14, 2022, July 15, 2022 and October 14, 2022 with EHT, pursuant to a plan of arrangement under the Business Corporations Act (British Columbia). The Acquisition was consummated on November 10, 2022 (the "Closing Date").
The primary purpose of the Acquisition was to utilize EHT's remaining cash and cash equivalents and liquidate the primary real estate asset owned by EHT in order to fund the Company's operations. EHT is currently in the final stages of its realization process to wind down all prior operations and liquidate substantially all of its remaining assets, including AVI (Note 13). As of March 31, 2023, the Company has divested both of EHT's former operating entities and are in the process of resolving legacy tax matters with the Canadian tax authorities. In negotiating the Exchange Ratio, the Company performed a review of EHT's assets and the costs expected to wind down operations. The remaining wind-down costs consist primarily of legal fees related to divesting of EHT’s assets and post-closing general corporate matters, other professional fees for accounting and tax, tax payments, insurance, contract termination costs and operational costs through the cease operations date at each site. As of March 31, 2023, the Company estimates that EHT will incur an additional $307,000 in wind-down costs. However, there are inherent risks and uncertainties around the ultimate liquidation value of EHT.

Divestiture of Verdélite
On November 10, 2022, EHT and C3, a third-party, entered into the Verdélite SPA, as amended, effective November 8, 2022, pursuant to which C3 would acquire all of the outstanding shares of VDL, the holder of EHT's most significant real estate asset.
Upon closing the transactions contemplated by the Verdélite SPA on February 9, 2023, the Company sold all of the outstanding shares of VDL for an aggregate purchase price of approximately $9,385,064. Prior to closing the Acquisition EHT received a $553,800 cash deposit. Upon closing, the Company received gross proceeds, net of legal and advisory fees of $5,532,266. The remainder of the purchase price will be paid as follows: (i) $369,200 will be payable in five (5) equal monthly installments payable on the last day of each month beginning on December 31, 2023 and ending April 30, 2024, with interest in accordance with the terms of the Verdélite SPA and (ii) $2,769,000 will be payable in three (3) equal installments on each of the 18-month, 30-month, and 42-month anniversaries of the VDL Closing Date, with interest in accordance with the terms of the Verdélite SPA. The Company recognized the sale of VDL when control transferred on February 9, 2023. In accordance with recognition guidance, the Company has determined to fully reserve for the remaining receivables and will record a gain on the sale when additional cash payments are received. For the three months ended March 31, 2023, the Company has recorded a loss on sale of $307,086 based on the difference between the carrying amount of the assets sold and the net cash proceeds.

4. Other Current Assets and Liabilities

Other current assets consist of the following:

	As of March 31, 2023	As of December 31, 2022
AUS Industry tax rebate	$356,785	$179,687
Other tax receivables	130,746	—
Short-term deposits	282,740	146,803
Total other current assets	49,741	155,098
	$820,012	$481,588
Other current liabilities consist of the following:

	As of March 31, 2023	As of December 31, 2022
Research and development costs	$72,922	$40,597
Legal expense	206,711	227,350
Insurance loan payable	—	55,451
Deposit - Verdelite SPA	—	553,800
Acquisition related contingent liability	134,896	134,896
Total other accrued liabilities	386,599	410,351
	$801,128	$1,422,445
5. Warrants and Derivative Liabilities
There are significant judgements and estimates inherent in the determination of the fair value of the Company’s warrants. These judgements and estimates include assumptions regarding the Company’s future operating performance and the determination of the appropriate valuation methods. If the Company had made different assumptions, the fair value of the warrants could have been significantly different (Note 2).

Warrants
Warrants vested and outstanding as of March 31, 2023 are summarized as follows:

Source	Exercise Price	Term (Years)	Number of Warrants Outstanding
Pre 2015 Common Stock Warrants	$1.00	10	1,110,000
2015 Common Stock Warrants	5.00	10	100,000
2016 Common Stock Warrants to Service Providers	1.15	10	40,000
2019 Common Stock Warrants	0.35	5	8,000,000
2020 Common Stock Warrants to Placement Agent	0.08	5	8,166,667
2021 Inducement Warrants	0.15	5	21,166,667
2021 Inducement Warrants to Placement Agent	0.19	5	1,481,667
2021 Common Stock Warrants	0.09	5	77,777,779
2021 Common Stock Warrants to Placement Agent	0.11	5	5,444,445
2022 Common Stock Warrants to Service Provider	0.04	2	2,000,000
November 2019 EHT Common Stock Warrants	0.29	5	8,552,630
November 2019 EHT Common Stock Warrants	0.15	5	945,750
December 2019 EHT Common Stock Warrants	0.15	5	20,172,409
February 2020 EHT Common Stock Warrants	0.10	3	22,135,132
Total warrants outstanding as of March 31, 2023			177,093,146

As of March 31, 2023, all of the Company's warrants are fully vested with the exception of the "2022 Common Stock Warrants to Service Provider."
February 2023 Sciences Warrant Exercises
Effective February 16, 2023, Company and Emerald entered into a Master Transaction Agreement (the "MTA"). Under the MTA, Emerald agreed to exercise 16,641,486 common stock warrants at $0.017 per share (the "MTA Warrants"). Under the MTA, the parties agreed that the aggregate proceeds from the exercise of the MTA Warrants of $282,905 was to be paid through a reduction of the Amended Credit Agreement owed by the Company to Sciences (Note 6). On February 22, 2023, the Company issued 16,641,486 shares of common stock to Emerald in connection with the exercise of the MTA Warrants (Note 5).
Derivative Liability
During the three months ended March 31, 2023, the warrant shares underlying the Emerald Financing - warrant liability expired unexercised and the decrease in fair value during the three months ended March 31, 2023 was nominal.
The following table summarize the activity of the derivative liability for the period indicated:

	Three Months Ended March 31, 2022
	December 31, 2021 Fair Value of Derivative Liability	Fair Value of Derivative Liability	Change in Fair Value of Derivative Liability	Reclassification of Derivative to Equity	March 31, 2022 Fair Value of Derivative Liability
Emerald Financing - warrant liability	$59,732	$—	$(43,655)	$—	$16,077
Total derivative liability	$59,732	$—	$(43,655)	$—	$16,077
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
The warrant liability is valued at the balance sheet dates using the following assumptions:

December 31, 2022
Dividend yield	—%
Volatility factor	140.83%
Risk-free interest rate	4.21%
Expected term (years)	0.13
Underlying common stock price	$0.02
6. Debt
Multi-Draw Credit Agreement- Related Party
On October 5, 2018, the Company entered into the Credit Agreement with Sciences, a related party (Note 11). Between April 29, 2020 and March 29, 2021, the Company and Sciences entered into a series of Amendments until the disbursement line was closed on September 15, 2021. The amendments were considered a modifications for accounting purposes.
Advances under the Amended Credit Agreement were unsecured, and accrued interest at an annual rate of 7%. The maturity date of the Amended Credit Agreement was extended to the earlier of (a) five business days after the closing of the sale of VDL (b) February 28, 2023 or (c) the Termination Date (as such term is defined in the Amended Credit Agreement). The terms of the Amended Credit Agreement provided that convertible advances and unpaid interest may be converted into common stock at the applicable fixed conversion price of the underlying advance, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. Effective February 16, 2023, upon entering the MTA, the remaining principal balance plus accrued interest was offset by the aggregate exercise price of $282,905 from the exercise of the MTA Warrants (Note 5) and the Company induced conversion by reducing the conversion price of the Amended Credit Agreement from $0.40 to $0.0386. The remaining balance of $1,597,236 was converted into 41,379,164 shares of common stock of the Company. In connection with the induced conversion, the Company recorded a debt conversion inducement expense of $1,383,285 equal to the fair value of the incremental shares issued upon conversion.
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
Insurance premium loan payable
On February 28, 2023, the Company entered into an annual financing arrangement for a portion of its Directors and Officers Insurance Policy (the “D&O Insurance”) with First Insurance Funding in an amount of $203,884. The loan is payable in equal monthly installments of $22,654, matures on October 28, 2023 and bears interest at a rate 4.24% per annum. As of March 31, 2023, a total of $169,903 and $158,576, remains financed in prepaid expenses and insurance premium loan payable, respectively.

Interest Expense
The Company’s interest expense consists of the following:

	Three Months Ended March 31,
	2023	2022
Related party interest expense – stated rate	$15,952	$43,128
Insurance premium loan payable - stated rate	1,441	1,069
Other interest expense	1,006	—
Non-cash interest expense:
Amortization of debt discount	—	154,406
Amortization of transaction costs	—	430
	$18,399	$199,033
7. Stockholders’ Equity and Capitalization
Warrant Exercises
During the three months ended March 31, 2023, 16,641,486 of the outstanding stock warrants held by Sciences in conjunction with the MTA, with an intrinsic value of $332,830 were exercised in exchange for 16,641,486 shares of common stock for gross proceeds of $282,905 (Note 5).
Induced Conversion of Amended Credit Agreement
During the three months ended March 31, 2023, the Company issued 41,379,164 shares of common stock to Sciences. The shares were issued in conjunction with the MTA, in exchange for the remaining principal balance plus accrued interest less the aggregate exercise price of $282,905 from the exercise of the MTA Warrants in the amount of $1,597,236 at a conversion price of $0.0386 (Note 5).
8. Stock-Based Compensation
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
On September 30, 2022, the Amended and Restated 2014 Plan was approved by the shareholders. The 2014 Amended and Restated Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of March 31, 2023, the Company had 87,013,017 shares available for future grant under the 2014 Plan.

Stock Options
The following is a summary of option activities under the Company’s 2014 Plan for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2022	42,995,062	$0.18	7.14	$—

Granted	5,100,000	0.02		—
Exercised	—	—
Cancelled	(1,517,020)	0.60
Forfeited	(2,644,792)	0.17
Outstanding, March 31, 2023	43,933,250	$0.15	3.63	$—
Exercisable, March 31, 2023	25,699,417	$0.23	3.28	$—
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at March 31, 2023 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2023, was $0.02.
The fair value of the Company's stock option grants were estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

Three Months Ended March 31, 2023
Dividend yield	—%
Volatility factor	123.3 - 127.0%
Risk-free interest rate	3.86 - 3.99%
Expected term (years)	5.27 - 6.08
Restricted Stock Units
On December 14, 2021, the Company granted restricted stock units (“RSUs”) to its executive management team. The RSUs cliff vest 33% per year on the anniversary of the grant date over a three year period. As of March 31, 2023, 2,666,667 RSUs with a weighted average grant date fair value of $0.06 per share remain unvested.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period. The Company recognized stock-based compensation expense, including compensation expense for warrants with vesting provisions issued to a service provider (Note 5), and the RSUs discussed above, in its Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$44,468	$18,585
General and administrative	87,111	118,773
	$131,579	$137,358
The total amount of unrecognized compensation cost was $902,876 as of March 31, 2023. This amount will be recognized over a weighted average period of 2.52 years.

9. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	Three Months Ended March 31, (Unaudited)
	2023	2022
Basic EPS and diluted EPS:

Loss (Numerator)
Net loss	$(5,167,520)	$(3,043,399)

Shares (Denominator)
Weighted average common shares outstanding	941,894,609	495,823,445
Per-Share Amount	$(0.01)	$(0.01)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31, (Unaudited)
	2023	2022
Stock options	43,933,250	34,365,000
Common shares underlying convertible debt	—	5,124,384
Warrants	177,093,146	134,187,225
Unvested restricted stock units	2,666,667	4,000,000

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
As of March 31, 2023, the Company has paid the fee due for the notice of patent allowance for the proprietary molecule under the UM 8930 License Agreement. In July 2022, the Company met milestone i) above under its UM 5050 license agreement upon submission of our application for authorization to conduct the Company's Phase 1 trial of SBI-100 OE to the Therapeutic Goods Administration in Australia. As of March 31, 2023, none of the other milestones under these license agreements have been met.
11. Related Party Matters
Emerald Health Sciences
In January 2018, the Company entered into a securities purchase agreement with Sciences pursuant to which Sciences purchased a majority of the equity interest in the Company, resulting in a change in control (the "Emerald Financing"). While Sciences no longer maintains a controlling interest in the Company, it holds a significant equity interest of 17.4%. As of March 31, 2023, the Amended Credit Agreement has been extinguished and all of the warrants held by Sciences were exercised pursuant to the MTA (Notes 5 & 6).
On May 18, 2022, Jim Heppell resigned from the Company's Board of Directors and concurrently entered into a consulting agreement with the Company pursuant to which Mr. Heppell provided services mutually agreed upon with the Company. The consulting agreement had an initial minimum term of one-year. Under the consulting agreement, Mr. Heppell was entitled to a monthly fee of $6,300, which was increased to $16,600 per month upon the closing of the Acquisition. The consulting agreement provided Mr. Heppell with a termination payment of $74,700 on March 1, 2023, equal to the monthly fees through the then-remaining term of the agreement if Mr. Heppell’s engagement was terminated by the Company without cause. In addition, Mr. Heppell was awarded 4,000,000 stock options which are subject to certain performance and other conditions. On February 9, 2023, the Company provided notice and terminated the consulting agreement with Mr. Heppell effective March 11, 2023. During the three months ended March 31, 2023, the first tranche of stock options issued to Mr. Heppell were cancelled, unexercised, and the second tranche of stock options were cancelled upon the closing of the Verdélite SPA. The Company accounted for the consulting contract as an in-substance severance arrangement. During the three months ended March 31, 2023 no severance expense was recognized. As of March 31, 2023, the Company no longer has any obligations or business relationship with Mr. Heppell.
Effective March 10, 2023, Mr. Heppell was removed from the Board of Sciences and no longer serves as Sciences CEO.

VivaCell Biotechnology España, S.L.U (formerly known as Emerald Health Biotechnology España, S.L.U.)
In January 2021 and April 2021, the Company entered into two separate Collaborative Research Agreements pursuant to a Master Services Agreement with VivaCell Biotechnology España, S.L.U ("VivaCell"), a research and development entity with substantial expertise in cannabinoid science and a subsidiary of Emerald Health Research, Inc., which is 100%-owned by Sciences. Under the Collaborative Research Agreements, VivaCell will provide research and development services pursuant to agreed-upon project plans for the research and development of SBI-200 and the preclinical development services for novel derivatives. The term of each agreement is initially for a one-year period. The agreements will terminate upon delivery and acceptance of the final deliverables under the project plans or if either party is in breach of the terms of the contract and such breach remains uncured for 45 days. Payment for services are based on the negotiated amounts for the completion of agreed upon objectives as provided in the Collaborative Research Agreements. For the three months ended March 31, 2023 and 2022, the Company incurred $0 and $39,018, respectively, in expenses under the Collaborative Research Agreements. As of December 31, 2022, the Company recognized prepaid asset in the amount of $8,056.
On October 11, 2021, the Company entered into an Exclusive Sponsored Research Agreement (the “ESRA”) with VivaCell to fund certain research and development programs which are of mutual interest to both the Company and VivaCell. The Company will have the right to use all data, products, and information, including intellectual property, which are generated in the performance of the research under each and all projects funded by the Company pursuant to the ESRA. VivaCell assigns and agrees to assign to the Company all rights to any intellectual property created or reduced-to-practice under or as a part of a project funded by the Company pursuant to the ESRA.
The Company has agreed to pay to VivaCell a royalty based on any and all licensing revenue or other consideration paid to the Company by a third-party licensee, assignee or purchaser of intellectual property rights created under the ESRA. In addition, upon a change of control transaction, the Company has agreed to pay an amount equal to the royalty percentage multiplied by the fair value of the intellectual property created under the ESRA. Pursuant to the ESRA, VivaCell will provide a budget to be approved by the Company for each project and the Company will make payments in accordance with the approved budget and pay an annual retainer to VivaCell of $200,000 per year. For the three months ended March 31, 2023 and 2022, the Company incurred $50,000 and $50,000, respectively, in research and development expenses related to the retainer under the ESRA. As of March 31, 2023, and December 31, 2022, the Company has recognized $50,000 and $50,000 in accounts payable - related parties, respectively, related to the retainer under the ESRA.
The initial term of the agreement is one-year, with automatic renewal for successive one-year terms unless either party terminates upon 60 days' prior written notice to the other party pursuant to the ESRA.
On March 1, 2022, the Company entered into a research project with VivaCell under the ESRA Agreement for the development of a screening platform for anteroposterior ocular diseases. The project budget is $190,500. For the three months ended March 31, 2023 and 2022, the Company incurred $28,200 and $0 respectively of research and development expenses under the ESRA. As of March 31, 2023 and December 31, 2022, the Company recognized $0 and $7,835, in other current liabilities, $36,034 and $47,001 , in accounts payable- related parties under this agreement.
Management Conflicts
Until the date of the Acquisition, the Company's CEO, Punit Dhillon, was a board member of the Company and EHT (Note 3).
On February 28, 2022, the Company entered into a standard consulting agreement with the CEO's brother. Compensation under the agreement is for a rate of approximately $73 per hour. The consulting agreement may be terminated by either party upon providing 15 days of advance notice. For the three months ended March 31, 2023 and 2022, the Company incurred $20,683 and $0, in consulting expenses in general and administrative expenses under this agreement. As of March 31, 2023 and December 31, 2022, the Company recognized $0 and $12,511, in other current liabilities and $7,236 and $0 in prepaid asset-related to this consulting agreement.

12. Commitments and Contingencies
Office Lease
The Company leases office space for its corporate headquarters, located at 11250 El Camino Real, Suite 100 San Diego, California 92130. The lease is effective from September 1, 2021 through October 31, 2023 and contains a renewal option for a two-year extension after the current expiration date. The Company does not expect to exercise the renewal option, and has therefore excluded the option from the calculation of the right of use asset and lease liability. The lease provides for two months of rent abatement and the initial monthly rent is $8,067 per month with annual increases of 3% commencing on November 1, 2022. The lease includes non-lease components (i.e., property management costs) that are paid separately from rent, based on actual costs incurred, and therefore were not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the lease term.
For the three months ended March 31, 2023 and 2022 lease expense comprised of $23,159 and $22,675, respectively in lease cost from the Company's non-cancellable operating lease.
The remaining lease term and discount rate related to the operating lease are presented in the following table:

March 31, 2023
Weighted-average remaining term – operating lease (in years)	0.58
Weighted-average discount rate – operating lease	12%
Future minimum lease payments as of March 31, 2023 are presented in the following table:

Year:
2022	$—
2023	83,577
Total future minimum lease payments:	83,577
Less imputed interest	(2,259)
Total	$81,318
Reported as:

Operating lease liability	$81,318
Operating lease liability, net of current portion	—
Total lease liability	$81,318
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
Wendy Cunning vs Skye Bioscience, Inc.

The Company is a party to a legal proceeding with a former employee alleging, among other things, wrongful termination, violation of whistleblower protections under the Sarbanes-Oxley Act of 2002 and retaliation under California law against the Company relating to certain actions and events that occurred with the Company's former management during the employee's employment term from March 2018 to July 2019. The case, entitled Wendy Cunning vs Skye Bioscience, Inc., was filed in U.S. District Court (the "District Court") for the Central District of California (the “Cunning Lawsuit”). On January 18, 2023, a jury rendered a verdict in favor of Ms. Cunning and awarded her $512,500 in economic damages (e.g., lost earnings, future earnings and interest), $840,960 in non-economic damages (e.g., emotional distress) and $3,500,000 in punitive damages. The plaintiff's counsel has also filed a motion for attorney fees claiming fees of $1,351,850 and a multiplier of 1.5, for a total of $2,027,775.
In March of 2023, the Company filed post-trial motions with the District Court seeking judgment as a matter of law, new trial, and/or a reduction of the judgment. The District Court has taken these motions, along with Ms. Cunning’s Motion for Attorneys Fees, under submission. Additionally, in March of 2023, the Company appealed the judgement in the action. The Court of

Appeals has set a mediation conference for May 22, 2023, and has ordered the remainder of the appeal to be kept in abeyance pending resolution of the Company’s post-trial motions by the District Court.

The Company strongly believes that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. The Company intends to challenge the verdict in the trial court and appeal and pursue reimbursement under its existing insurance policies, but given the jury verdict, we have determined that a loss is probable and accordingly have recorded a legal contingency expense and a current balance sheet liability for the total amount of the jury verdict. The Company has recorded an aggregate estimate for the legal contingency of $6,205,310 based on the outcome Management assessed to be the best estimate that is reasonably possible to occur. Dependent on the appeal, it is reasonably possible that the legal contingency booked could materially change after the issuance of these financials.
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
13. Subsequent Events
Sale of AVI
On April 10, 2023, the Board approved a plan to sell AVI to bridge the liquidity needs of the Company. AVI was listed for sale in May 2023 and expects that the facility will be disposed of by either share transfer or asset sale by the end of the year. However, there are inherent uncertainties around the timing and realizable value of the disposal due to various market factors.
Termination of ESRA with VivaCell
On May 8, 2023, the Company terminated the ESRA effective March 31, 2023 and Vivacell waived the required notice period under the ESRA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three months ended March 31, 2023 and 2022 together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Unless otherwise provided in this Quarterly Report, references to “we,” “us,” “our” and “Skye Bioscience” in this discussion and analysis refer to Skye Bioscience, Inc., a Nevada corporation, together with its wholly owned subsidiaries, Nemus, a California corporation, and SKYE Bioscience Pty Ltd ("SKYE Bioscience Australia"), an Australian proprietary limited company, Emerald Health Therapeutics, Inc. ("EHT"), Verdélite Sciences, Inc. ("VDL"), and Avalite Sciences, Inc. ("AVI")..
About Skye Bioscience, Inc.
We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of a novel class of cannabinoid derivatives to modulate the endocannabinoid system, which has been shown to play a vital role in overall human health and, notably, in multiple ocular indications. We are developing novel cannabinoid derivatives for pharmaceutical application through our own directed research efforts and multiple license agreements. We have retained Novotech as our contract research organization ("CRO") in Australia and recently commenced the multiple ascending dose arm of our Phase 1 trial in April 2023. We have also filed our IND with the United States FDA for SBI-100 OE for the treatment of glaucoma, and received clearance from the FDA to conduct clinical trials in the United States. We expect to commence our Phase 2 study in mid-2023.
Our Product Candidates and Significant Contracts
Refer to our more recent Form 10-K filed with the Securities Exchange Commission for information regarding our product candidates and significant contracts.
General Trends and Outlook
The glaucoma market is projected to grow at a 6.5% CAGR from 2021 to 2028, reaching an estimated value of $10.6 billion. Key drivers include the aging global population, increased disease awareness, and advancements in diagnostic techniques and therapeutics. Collectively, there has been relatively modest development of novel therapeutics to treat glaucoma with a trend towards generics and fixed combinations with agents already in the market. The addition of a new class of glaucoma therapeutics to the current market landscape would provide another treatment option for physicians. The glaucoma arena continues to provide opportunity for new therapeutics given that existing drugs that can be very effective in lowering intraocular pressure (“IOP”) cannot always sustain this efficacy over long periods of time. Patient tolerance to a particular drug’s mechanism of action often results in declining impacts on IOP. The same classes of drugs have been the primary prescribed medicines for decades and development of drugs using new mechanisms of action ("MOA") is very limited.
Skye’s SBI-100 Ophthalmic Emulsion targets the CB1 receptor. The high expression of CB1 receptor in the eye makes it a strong target for a therapeutic medicine focused on reducing IOP, which is a key related factor in glaucoma, and it represents a clearly distinct MOA used by approved glaucoma drugs and the majority of drugs under development.
Importantly, past independent research has validated the ability of cannabinoids to lower intraocular pressure. However, the inadequacy of previously available delivery methods (i.e. smoking/inhalation or oral pills) preempted the opportunity to use THC as a therapeutic medicine because of unwanted side effects. Despite this, physicians and patients have a high degree of knowledge about the potential of cannabinoids, like SBI-100 to reduce IOP, and this mindset bodes well for enrollment of nearer-term clinical trials.
As the first and only company in the market today to initiate a clinical trial targeting the CB1 receptor to reduce IOP in glaucoma, Skye is leading the competition in this class of medicine. While Skye continues to develop SBI-100 OE to demonstrate that this new MOA is safe and effectively lowers IOP, we expect growing excitement and receptivity towards future partnering outreach, and eventual commercialization efforts given successful Phase 2 and 3 clinical trials and FDA approval.

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

As of March 31, 2023, we had a working capital deficit of $4,916,609 and an accumulated deficit of $71,905,285. As of March 31, 2023, we had unrestricted cash in the amount of $2,668,697. For the three months ended March 31, 2023 and 2022, we incurred losses from operations of $3,100,158 and $2,888,021, respectively. For the three months ended March 31, 2023 and 2022, we incurred net losses of $5,167,520 and $3,043,399, respectively. We expect to continue to incur significant losses through 2023 and expects to incur significant losses and negative cash flows from operations in the future. We have a near-term need for substantial additional funds in order to continue our operations, and it is uncertain whether we will be able to obtain the funding we need. See “Liquidity and Capital Resources” in this MD&A for further information.
Critical Accounting Policies and Estimates
Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to accrued expenses, the percentage of completion as it relates to our clinical accruals, financing operations, contingencies, the fair value of assets acquired in the acquisition, and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our condensed consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We believe that certain accounting policies related to fair value measurements, stock-based compensation expense, loss per common share, commitments and contingencies, asset acquisition, and assets held for sale to be critical accounting policies that require the use of significant judgements and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.
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
For the three months ended March 31, 2023 and 2022
Research and Development Expenses
Research and development expenses included the following:

•	license fees;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party contract research organizations and investigative sites; and

•	payments to third party manufacturing organizations and consultants.
We expect to incur future research and development expenditures to support our preclinical and clinical studies. Preclinical activities include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess safety and efficacy. Clinical studies include our Phase 1 study, which is currently underway in Australia and our Phase 2 study which is expected to commence in mid-2023.
Below is a summary of our research and development expenses during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Research and development expenses	$1,184,880	$1,265,653	$(80,773)	(6)%
Research and development expenses for the three months ended March 31, 2023 decreased by $80,773 as compared to the three months ended March 31, 2022. The decrease in research and development expenses was primarily due to decreases of $19,022 and $149,609 in clinical contract costs and consulting, respectively. These decreases were offset by an increase of $82,875 in salaries related to higher headcount and the onboarding of our Chief Scientific Officer in December 2022.
General and Administrative Expenses
Total general and administrative expenses for the three months ended March 31, 2023 and 2022, were as follows:

	Three Months Ended March 31,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
General and administrative expenses	$1,915,278	$1,622,368	$292,910	18%
General and administrative expenses for the three months ended March 31, 2023 increased by $292,910 as compared to the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to an increase in employee wages of $51,580. Additionally, there were increases in professional and other business expenses of $142,280, IR expenses of $40,881 and general legal fees of $76,259. The aggregate increase was offset by a decrease of $11,545 in facility and $6,894 in insurance.

Other Expense
Total other expense for the three months ended March 31, 2023 and 2022, was as follows:

	Three Months Ended March 31,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Change in fair value of derivative liabilities	$(3)	$(43,655)	$43,652	(100)%
Interest expense	18,399	199,033	(180,634)	(91)
Interest income	(24,514)	—	(24,514)	—
Loss from asset sale	307,086	—	307,086	—
Debt conversion inducement expense	1,383,285	—	1,383,285	—
Wind-down costs	383,109	—	383,109	—
Total other expense	$2,067,362	$155,378	$1,911,984	1231%
For the three months ended March 31, 2023, we had net other expense of $2,067,362 related primarily to the debt conversion inducement expense from the reduction of the conversion price on our Amended Credit Agreement with Sciences which resulted in the conversion of the Amended Credit Agreement in February of 2023. The conversion also resulted in lower interest expense during the period which was also a result of a lower outstanding principal balance on the Amended Credit Agreement when comparing the three months ended March 31, 2023 vs. 2022. In addition, we recognized losses related to the wind down of EHT of $383,109 and $307,086 from the divestiture of VDL and the wind-down costs consisting primarily of professional fees, respectively.
For the three months ended March 31, 2022, we had net other expense of $155,378 related to interest expense and a loss from the change in fair value of derivative liabilities. The primary reason for the gain on the change in fair value of our derivative liabilities was due to a decrease in our stock price and volatility, for the period ended March 31, 2022.
Liquidity, Going Concern and Capital Resources
Liquidity and Going Concern
We have incurred operating losses and negative cash flows from operations since our inception and as of March 31, 2023, we had a working capital deficit of $4,916,609, an accumulated deficit of $71,905,285, and a stockholders’ deficit of $4,780,569. We had unrestricted cash in the amount of $2,668,697 as of March 31, 2023, as compared to $1,244,527 as of December 31, 2022. For the three months ended March 31, 2023 and 2022, the Company incurred losses from operations of $3,100,158 and $2,888,021, respectively. For the three months ended March 31, 2023 and 2022, the Company incurred net losses of $5,167,520 and $3,043,399, respectively.
We expect to continue to incur significant losses and negative cash flows from operations through 2023 and into the foreseeable future. We anticipate that we will continue to incur net losses in order to advance and develop potential drug candidates in preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. Historically, we have funded our operations primarily through the issuance of equity securities, borrowings from a related party, and strategic transactions.
Our continued existence is dependent on our ability to raise additional funding to cover operating expenses and to carry out our research and development activities. The commencement of our clinical studies in December 2022, have resulted in an increase in our research and development spending and cash used in operating activities. During the three months ended March 31, 2023, we implemented cost cutting measures to extend our cash runway while searching for additional financing. These measures have included, the deferral of payments to our employees, the cancellation of certain non-clinical studies, a hold on non-essential travel, a hiring freeze and the deferral of certain operational contracts. Based on our expected cash requirements, without obtaining additional funding by the second half of 2023, we will not have enough funds to continue clinical studies or other operations.

During the quarter ended March 31, 2023, we met our operational funding requirements by, closing on the Verdélite SPA which provided us with net proceeds of $5,532,266 at closing. We expect to collect the remainder of the value from the divestiture of EHT's assets through 2026. However, there are significant risks and uncertainties around the timing of these payments and ultimate realization of these assets. In 2023, we will continue with the liquidation of EHT's assets, including initiating a search to find a buyer for AVI and explore additional financing options. However, we cannot provide any assurances that additional funds will be available on reasonable terms, or at all. If we raise additional funds by issuing equity securities, dilution to existing stockholders would result.
Further, in January 2023, we were subject to an unfavorable outcome in a lawsuit with a former employee which resulted in the recognition of an estimated legal contingency of $6,205,310. We strongly believe that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. We intend to vigorously challenge the verdict in the trial court and appeal and pursue reimbursement under our insurance policy. However, the outcome of the litigation and the amount recoverable under an insurance policy that was in place at the time of the claim, if any, is inherently uncertain. For a further description of this litigation, see Note 12, "General Litigation and Disputes - Wendy Cunning vs. Skye Bioscience, Inc." to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
On February 16, 2023, Emerald Health Sciences ("Sciences"), a related party exercised all of its outstanding warrants and agreed to offset the remaining principal balance plus accrued interest outstanding under the Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) by the aggregate exercise price of $282,905 before converting the remaining balance of the Amended Credit Agreement in the amount of $1,597,236. As of March 31, 2023, Sciences has no outstanding warrants or debt with the the Company.
It is possible that we may encounter issues relating to supply chain inefficiencies, a lack of production or laboratory resources, global economic and political conditions, pandemics or cyberattacks that could cause business disruptions and clinical trial delays that affect our liquidity and financing requirements. The factors management takes into account when developing going concern judgements and financial projections may include the impact of travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of service providers and the general economy.
We do not believe that inflation has had a material impact on its operating results during the periods presented. However, inflation, led by supply chain constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines, has had, and may continue to have, an impact on general and administrative costs such as professional fees, employee costs and travel costs, and may in the future adversely affect the our operating results. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect the terms under which we can obtain, any potential additional funding.
Notably, we rely on third party manufacturers to produce its product candidates. The manufacturing of SBI-100 OE is conducted in the United States and Europe. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States. Since the COVID-19 pandemic, global supply chain disruptions have become more common and the Company may encounter future issues related to sourcing materials that are part of the eye drop formulation or manufacturing process, as well as impacting volunteer and/or patient recruitment in Australia for clinical studies. The location of the Phase 1 clinical trial site is in Australia and since the COVID-19 outbreak in that country, multiple cities have experienced health emergency lockdowns which have had a negative impact on the conduct and timelines of the clinical studies.
Based on our expected cash requirements, without obtaining additional funding by the second half of 2023, we will not have enough funds to continue clinical studies or other operations. Without additional funding, management believes that we will not have enough funds to meet our obligations and continue our preclinical and clinical studies beyond one year after the date the Condensed Consolidated Financial Statements are issued.
Because we don't have enough funds to meet our obligations and continue our preclinical and clinical studies beyond one year after the date the Condensed Consolidated Financial Statements are issued, our independent registered public accounting firm has issued a report on our audited consolidated financial statements as of and for the year ended December 31, 2022, that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our Condensed Consolidated Financial Statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q:

	Three Months Ended March 31,
	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(4,060,923)	$(2,914,875)
Net cash provided by (used in) investing activities	5,530,406	(1,999)
Net cash used in financing activities	(45,307)	(59,263)
Cash Flows from Operating Activities
The primary use of cash for our operating activities during the period was to fund research development activities for our preclinical and clinical product candidates and general and administrative activities. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, depreciation and amortization, the loss from the divestiture of VDL, debt conversion inducement expense and the foreign currency impact from the translation of our international subsidiaries financial statements.
Cash used in operating activities of $4,060,923 during the three months ended March 31, 2023, reflected a net loss of $5,167,520, partially offset by aggregate non-cash charges of $1,825,722 and included a $719,125 net change in our operating assets and liabilities.
Non-cash charges included $131,579 for stock-based compensation expense, $307,086 non-cash gain on the divestiture of VDL, a $1,383,285 non-cash debt conversion inducement expense and $33,174 in depreciation and amortization. The net change in our operating assets and liabilities included a $93,734 decrease in our accrued expenses and other current liabilities and a $466,234 decrease in our accounts payable, offset by a $161,775 decrease in our prepaid expense and other current assets.
Cash used in operating activities of $2,914,875 during the three months ended March 31, 2022, reflected a net loss of $3,043,399, partially offset by aggregate non-cash charges of $275,517 and included a $146,993 net change in our operating assets and liabilities. Non-cash charges included $137,358 for stock-based compensation expense, $154,836 non-cash interest expense from the amortization of the debt discount on the multi-draw credit facility – related party, $26,978 depreciation and amortization of property and equipment, and $43,655 gain from the change in fair value of our warrant liability. The net change in our operating assets and liabilities included a $81,143 decrease in our prepaid expense and other current assets, a $2,736 decrease in accounts payable and a $49,021 increase in our accrued expense and other current liabilities.
Cash Flows from Investing Activities
Our investing activities consist of our capital expenditures in relation to the purchase of property plant and equipment and proceeds received in connection with the divestiture of VDL. During the three months ended March 31, 2023 the Company purchased $1,860 in machinery office equipment. During the three months ended March 31, 2023, the Company received $5,532,266 in proceeds related to the divestiture of VDL.
During the three months ended March 31, 2022, our investing activities have consisted entirely of our capital expenditures in relation to the purchase of property plant and equipment.
Cash Flows from Financing Activities
Cash flows from financing activities primarily reflect proceeds from the sale of our securities and loan repayments.
During the three months ended March 31, 2023, cash used in financing activities included a $45,307 repayment on the our insurance premium loan payable.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal controls. Management determined there were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings, see Note 12, "General Litigation and Disputes" to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Not required because we are a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Amendment to Employment Agreement of Chief Financial Officer
On May 11, 2023, the Board approved an amendment to the Executive Employment Agreement between the Company and Kaitlyn Arsenault (the "Employment Agreement Amendment"), pursuant to which, the Company agreed that, except for termination of Ms. Arsenault’s employment for “Cause,” “By Death” or “By Disability” (as such terms are defined in the agreement), (a) following a Change of Control (as defined in the Company's Amended and Restated 2014 Omnibus Incentive Plan), if the Company terminates Ms. Arsenault's employment, Ms. Arsenault will be entitled to a severance payment equal to twelve months of her then current base salary and (b) prior to a Change of Control (i) if the Company terminates Ms. Arsenault's employment before April 4, 2023, then Ms. Arsenault will be entitled to severance payment equal to six months of her then current base salary, (ii) if the Company terminates Ms. Arsenault's employment on or after April 4, 2023 and before October 4, 2024, then Ms. Arsenault will be entitled to a severance payment equal to nine months of her then current base salary and (iii) if the Company terminates Ms. Arsenault's employment on or after October 4, 2024, Ms. Arsenault will be entitled to a severance payment equal to (12) twelve months of her then current base salary.
The foregoing description of the Employment Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement Amendment, a copy of which is attached hereto as Exhibit 10.5 and is incorporated herein by reference.

Item 6. Exhibits.

3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to our Report on Form 10-K filed on March 2, 2021)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Report on Form 10-K filed on March 2, 2021)
10.1
Amendment No. 5 to Multi Draw Credit Agreement, dated December 30, 2022, by and between the Company and Sciences (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 6, 2023)

10.2	First Amendment to the Verdélite SPA (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 26, 2023)
10.3	Second Amendment to the Verdélite SPA (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 15, 2023)
10.4	Master Transaction Agreement, dated February 16, 2023, by and between the Company and Sciences (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 23, 2023)
10.5	Amendment to Executive Employment Agreement
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Skye Bioscience, Inc., a Nevada corporation

May 11, 2023	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary, Chairman of the Board, and Director (Principal Executive Officer)

May 11, 2023	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)