Form 10-Q
period 2023-06-30
Skye Bioscience, Inc.
filed 2023-08-07
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 4, 2023, there were 971,549,608 shares of the issuer’s $0.001 par value common stock issued and outstanding.

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
•current pending litigation matters, including the Cunning Lawsuit; and
•estimates of the costs and expenses associated with the wind-down of EHT's former business and the estimated value to be received by the Company with respect to the potential sale and collection of any remaining EHT assets.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$553,443	$1,244,527
Restricted cash	4,591	4,580
Prepaid expenses	270,539	780,807
Assets held for sale	—	6,432,216
Other current assets	1,064,114	481,588
Total current assets	1,892,687	8,943,718

Property, plant and equipment, net	64,395	87,854
Operating lease right-of-use asset	270,553	71,191
Other assets	8,309	8,309
Total assets	$2,235,944	$9,111,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,551,510	$1,669,997
Accounts payable - related parties	108,301	124,901
Accrued interest - related party	—	15,814
Accrued payroll liabilities	913,932	657,734
Insurance premium loan payable	90,615	55,451
Other current liabilities	849,333	1,366,994
Other current liabilities - related parties	1,772	95,850
Estimate for legal contingency	6,235,639	6,205,310
Convertible multi-draw credit agreement - related party	—	1,848,375
Operating lease liability, current portion	65,452	78,700
Total current liabilities	9,816,554	12,119,126

Non-current liabilities
Operating lease liability, net of current portion	208,588	—
Total liabilities	10,025,142	12,119,126

Commitments and contingencies (Note 12)

Stockholders’ deficit
Preferred stock, $0.001 par value; 50,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 5,000,000,000 shares authorized at June 30, 2023 and December 31, 2022; 971,549,608 and 913,528,958 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	971,549	913,528
Additional paid-in-capital	66,256,038	62,816,183
Accumulated deficit	(75,016,785)	(66,737,765)
Total stockholders’ deficit	(7,789,198)	(3,008,054)
Total liabilities and stockholders’ deficit	$2,235,944	$9,111,072

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$1,788,434	$1,427,154	$2,973,314	$2,692,807
General and administrative	1,206,405	1,791,206	3,121,683	3,413,575
Estimated legal contingency	(151,842)	—	(151,842)	—
Total operating expenses	2,842,997	3,218,360	5,943,155	6,106,382

Operating loss	(2,842,997)	(3,218,360)	(5,943,155)	(6,106,382)

Other expense
Change in fair value of derivative liability	—	(9,523)	(3)	(53,178)
Interest expense	186,429	205,300	204,828	404,332
Interest income	(8,598)	—	(33,112)	—
Loss from asset sale	—	—	307,086	—
Debt conversion inducement expense	—	—	1,383,285	—
Wind-down costs	87,072	—	470,181	—
Total other expense, net	264,903	195,777	2,332,265	351,154

Loss before income taxes	(3,107,900)	(3,414,137)	(8,275,420)	(6,457,536)
Provision for income taxes	3,600	5,141	3,600	5,141

Net loss	$(3,111,500)	$(3,419,278)	$(8,279,020)	$(6,462,677)

Loss per common share:
Basic	$—	$(0.01)	$(0.01)	$(0.01)
Diluted	$—	$(0.01)	$(0.01)	$(0.01)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	971,549,608	495,925,112	956,804,028	495,874,560
Diluted	971,549,608	495,925,112	956,804,028	495,874,560
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,279,020)	$(6,462,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,091	54,661
Stock-based compensation expense	234,450	281,722
Change in fair value of derivative liability	(3)	(53,178)
Amortization of debt discount	—	314,925
Estimate for legal contingency	30,329	—
Loss from divestiture of asset	307,086	—
Debt conversion inducement expense	1,383,285	—
Accrued interest conversion expense	15,952	—
Foreign currency remeasurement gain	(45,350)	—
Changes in assets and liabilities:
Prepaid expenses	714,152	(41,674)
Prepaid expenses - related party	—	13,432
Other current assets	(432,975)	(56,316)
Other current assets - related party	—	(12,655)
Accounts payable	(118,487)	(34,022)
Accounts payable - related parties	(16,600)	105,107
Accrued interest - related party	—	86,736
Accrued payroll liabilities	256,198	5,798
Operating lease liability	(45,794)	(39,722)
Other current liabilities	(28,995)	(33,764)
Other current liabilities - related parties	(94,078)	55,668
Net cash used in operating activities	(6,052,759)	(5,815,959)

Cash flows from investing activities:
Proceeds from asset sale, net of legal expenses	5,532,266	—
Asset acquisition costs	—	(80,830)
Purchase of property and equipment	(1,860)	(5,212)
Net cash provided by (used in) investing activities	5,530,406	(86,042)

Cash flows from financing activities:
Proceeds from pre-funded warrant exercises	—	1,967
Repayment of insurance premium loan payable	(168,720)	(153,076)
Net cash used in financing activities	(168,720)	(151,109)

Net increase (decrease) in cash and restricted cash	(691,073)	(6,053,110)

Cash, cash equivalents and restricted cash, beginning of period	$1,249,107	$8,987,578

Cash, cash equivalents and restricted cash, end of period	$558,034	$2,934,468

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$553,443	$2,929,895
Restricted cash	4,591	4,573
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$558,034	$2,934,468

Cash paid during the period for:
Interest	$8,533	$2,669
Income taxes	8,741	5,141

Supplemental disclosures of non-cash financing activities:
Common stock warrant exercises	$282,905	$—
Conversion of multi-draw credit agreement	1,565,470	—
Conversion of accrued interest due to related party	31,766	—
Asset acquisition costs in other current liabilities and accounts payable	—	761,364
Financing of insurance premium	203,884	275,537
Release of share liability to additional paid-in-capital	—	13,000
Right of use asset obtained in exchange for operating lease liabilities	241,134	—

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amounts
Balance, January 1, 2023	913,528,958	$913,528	$62,816,183	$(66,737,765)	$(3,008,054)

Stock-based compensation expense	—	—	131,579	—	131,579

Exercise of common stock warrants	16,641,486	16,642	266,263	—	282,905

Conversion of multi-draw credit agreement - related party and accrued interest	41,379,164	41,379	2,939,142	—	2,980,521

Net loss for the three months ended March 31, 2023	—	—	—	(5,167,520)	(5,167,520)

Balance, March 31, 2023	971,549,608	$971,549	$66,153,167	$(71,905,285)	$(4,780,569)

Stock-based compensation expense	—	—	102,871	—	102,871

Net loss for the three months ended June 30, 2023	—	—	—	(3,111,500)	(3,111,500)

Balance, June 30, 2023	971,549,608	$971,549	$66,256,038	$(75,016,785)	$(7,789,198)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2022	476,108,445	$476,108	$52,644,221	$(47,256,163)	$5,864,166

Stock-based compensation expense	150,000	150	150,208	—	150,358

Exercise of pre-funded warrants	19,666,667	19,667	(17,700)	—	1,967

Net loss for the three months ended March 31, 2022	—	—	—	(3,043,399)	(3,043,399)

Balance, March 31, 2022	495,925,112	$495,925	$52,776,729	$(50,299,562)	$2,973,092

Stock-based compensation expense	—	—	144,364	—	144,364

Net loss for the three months ended June 30, 2022	—	—	—	(3,419,278)	(3,419,278)

Balance, June 30, 2022	495,925,112	$495,925	$52,921,093	$(53,718,840)	$(301,822)

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of Operations and Business Activities
Nature of Operations
Skye Bioscience, Inc. (the “Company” or “Skye”) was incorporated in Nevada on March 16, 2011. The Company is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of novel classes of therapeutic drugs to modulate the endocannabinoid system, which has been shown to play a vital role in overall human health and, notably, in multiple ocular indications. We are developing drugs with novel mechanisms of action through our own research efforts and multiple license agreements.
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
In addition, on November 10, 2022, EHT entered into a share purchase agreement with a third party for the sale of EHT's subsidiary, Verdélite Sciences, Inc. ("VDL") for an aggregate purchase price of $9,451,233, subject to certain adjustments (the “Verdélite SPA"). The sale of VDL closed on February 9, 2023 and completes the divestiture of EHT's most significant asset (Note 3).
As of June 30, 2023, the Company has devoted substantially all its efforts to securing product licenses, carrying out its own research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since inception and as of June 30, 2023, had a working capital deficit of $7,923,867 and an accumulated deficit of $75,016,785. As of June 30, 2023, the Company had unrestricted cash in the amount of $553,443. For the three and six months ended June 30, 2023 and 2022, the Company incurred losses from operations of $2,842,997 and $3,218,360, and $5,943,155 and $6,106,382, respectively. For the three and six months ended June 30, 2023 and 2022, the Company incurred net losses of $3,111,500 and $3,419,278, and $8,279,020 and $6,462,677, respectively. The Company expects to continue to incur significant losses through the end of 2023 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. During the six months ended June 30, 2023, management has implemented cost cutting measures to extend its cash runway while searching for additional financing. These measures have included the deferral of payments to employees, the postponement of certain nonclinical studies, a hold on non-essential travel and hiring, and the deferral of certain operational contracts. Based on the Company’s expected cash requirements, without obtaining immediate near term funding, it will not have enough funds to continue clinical studies or operations. These conditions, including the uncertainty of our ability to successfully resolve our litigation with Cunning (as described below), give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

During the quarter ended June 30, 2023, the Company met its operational funding requirements through its cost cutting measures, including the termination of consulting agreements. In 2023, the Company will continue with the liquidation of EHT's assets, including the sale of the real-estate held by Avalite Sciences, Inc. ("AVI") and explore additional financing options. However, the Company cannot provide any assurances that such additional funds will be available on reasonable terms in sufficient time for us to continue operations, or at all. If the Company raises additional funds by issuing equity securities, dilution to existing stockholders would result.
Further, in January 2023, the Company was subject to an unfavorable outcome in a lawsuit with a former employee which resulted in the recognition of an estimated legal contingency of $6,205,310. The Company strongly believes that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. The Company intends to vigorously challenge the verdict in the trial court and appeal and pursue reimbursement under its existing insurance policies. However, the outcome of the litigation and the amount recoverable under its existing insurance policies, if any, is inherently uncertain (Note 12). The legal contingency that the Company recorded in connection with the jury verdict has had a significant negative effect on our business, including our ability to obtain funding. If the Company is unable to reduce the verdict prior to the rendering of a final judgment by the court or to reach a reasonable settlement with Ms. Cunning, the Company would be liable to pay substantial damages in excess of the Company's liquid assets. In addition, in connection with certain post-trial motions and an appeal, the court granted the Company's request for a stay of enforcement of the judgment pending post-trial motions and appeal conditioned on the Company posting a bond in the amount of $9,080,202 by August 10, 2023. For a further description of this litigation, see Note 12, "General Litigation and Disputes - Wendy Cunning vs. Skye Bioscience, Inc." to the accompanying Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Concurrent with the Cunning Lawsuit, the Company brought a lawsuit against its D&O carrier, Partner RE, challenging the previous denial of coverage and seeking damages and an order that Partner RE is obligated to reimburse the Company for the defense fees and costs incurred in the defense of the Cunning Lawsuit and requiring Partner RE to indemnify the Company for any settlement or judgment in the Cunning Lawsuit. On April 17, 2023, PartnerRe filed a motion to dismiss the Company's complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). On June 20, 2023, the judge issued a final ruling in favor of the Company and denied Partner Re's motion to dismiss the lawsuit. In the ruling, the Court rejected Partner Re's primary basis for denying coverage. Based on this outcome, the Company is pursuing up to $5,000,000 in coverage less the deductible, to cover legal expenses incurred and the final verdict or settlement. For a further description of this litigation, see Note 12, "General Litigation and Disputes - Skye Bioscience, Inc. vs. Partner Re Ireland Insurance" to the accompanying Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
On February 16, 2023, Emerald Health Sciences ("Sciences"), a related party (Note 11) exercised all of its outstanding warrants and agreed to offset the remaining principal balance plus accrued interest outstanding under the Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) by the aggregate exercise price of $282,905 before converting the remaining balance of the Amended Credit Agreement in the amount of $1,597,236 (Notes 5 & 6). As of June 30, 2023, Sciences has no outstanding warrants or debt with the Company.
Subsequent to the period ended June 30, 2023, on July 24, 2023, the Company entered into a loan agreement in the principal amount of $250,000 (the “Bridge Loan”) with MFDI, LLC. The Bridge Loan was obtained in order to provide bridge financing for the business to secure additional strategic financing (Note 13). The bridge loan bears interest at a rate of 9.5% per annum and is payable in 30 days.
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
The Company does not believe that inflation has had a material impact on its operating results during the periods presented. However, inflation, led by supply chain constraints, federal stimulus funding, increases to household savings, and the sudden macroeconomic shift in activity levels arising from the loosening or removal of many government restrictions and the broader availability of COVID-19 vaccines has had and may continue to have an impact on general and administrative costs such as professional fees, employee costs and travel costs, and may in the future adversely affect the Company's operating results. In addition, increased inflation has had and may continue to have an effect on interest rates. Increased interest rates may adversely affect the terms under which the Company can obtain any potential additional funding.
Notably, the Company relies on third party manufacturers to produce its product candidates. The manufacturing of SBI-100 OE is conducted in the United States and Europe. Formulation of the eye drop for clinical trials is being conducted in Europe and relies on regulatory-accepted excipients that can be sourced from countries outside the United States. Since the COVID-19 pandemic, global supply chain disruptions have become more common and the Company may encounter future issues related to sourcing materials that are part of the eye drop formulation or manufacturing process, as well as impacting volunteer and/or patient recruitment for clinical studies.

After considering the plans to alleviate substantial doubt, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying Unaudited Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.
2. Summary of Significant Accounting Policies
Basis of Presentation
In the opinion of management, the accompanying Unaudited Interim Condensed Consolidated Financial Statements have been prepared on a consistent basis with the Company’s Audited Consolidated Financial Statements as of and for the year ended December 31, 2022, and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly state the information set forth herein. The Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and therefore, omit certain information and footnote disclosures necessary to present the financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”).
The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2022 was derived from the Company’s audited financial statements as of December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes a broader discussion of the Company’s business and the risks inherent therein.
Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation, primarily the separate classification of prepaid expenses, other current assets, insurance premium loan payable and other current liabilities. Such reclassifications did not have a material impact on the Unaudited Condensed Financial Statements.
Assets Held for Sale
On November 10, 2022, the Company completed the Acquisition of EHT in accordance with the Arrangement Agreement. At the time of the Acquisition there were arrangements in place to sell the acquired assets and liabilities that comprised of two of EHT's subsidiaries, Emerald Health Therapeutics Canada, Inc. ("EHTC") and VDL. As a result, EHTC and VDL were considered held for sale since the Acquisition and the Company has classified the associated assets of VDL as held for sale on the Condensed Consolidated Balance Sheets and the period costs related to both EHTC and VDL have been presented as wind-down costs in the Consolidated Statements of Operations. EHTC was divested on December 28, 2022 and VDL was divested on February 9, 2023 (see Note 3). During the quarter ended June 30, 2023 the Board approved a plan to pursue the sale of the real-estate held by AVI, which is substantially the only asset held by AVI. Assets meeting the held for sale criteria are classified as held for sale on the Condensed Consolidated Balance Sheets in subsequent periods until sold.
Assets that meet the held for sale criteria are held for sale and reported at the lower of their carrying value or their fair value, less estimated costs to sell. Changes in fair value are recorded as a gain or loss in the results of operations but not to exceed the original carrying value. Due to the asset acquisition accounting on the date of the Acquisition AVI had no initial carrying value.
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
Principles of Consolidation
The accompanying consolidated financial statements as of June 30, 2023 include the accounts of the Company and its wholly owned subsidiaries SKYE Bioscience Pty Ltd (“SKYE Bioscience Australia“), EHT, AVI, and Nemus Sub. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the Unaudited Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Unaudited Condensed Consolidated Financial Statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates and judgements as to the appropriate carrying values of equity instruments, debt with embedded features, estimates related to the Company's estimation of the percentage of completion under its research and development contracts, contingent legal liabilities, fair value of assets acquired, and the valuation of stock based compensation awards, which are not readily apparent from other sources.
Risks and Uncertainties
The Company’s operations are subject to a number of risks and uncertainties, including but not limited to, the need to obtain immediate funding to continue operations, changes in the general economy, the size and growth of the potential markets for any of the Company’s product candidates, uncertainties related to the current global environment, including economic factors such as inflation, and risks related to the global supply chain disruptions (Note 1), risks related to operating primarily in a virtual environment, results of research and development activities, uncertainties surrounding regulatory developments in the United States, Canada, the European Union, and Australia and the Company’s ability to attract new funding.
As noted above, in January 2023, the Company was subject to an unfavorable outcome in a lawsuit with a former employee which resulted in the recognition of an estimated legal contingency of $6,205,310. The Company intends to vigorously challenge the verdict in the trial court and appeal and pursue reimbursement under its existing insurance policies. However, the outcome of the litigation and the amount recoverable under its existing insurance policies, if any, is inherently uncertain (Note 12). Furthermore, the legal contingency the Company recorded in connection with the jury verdict and the uncertainty as to the Company's ability to reduce the verdict prior to the rendering of a final judgment by the court or to reach a reasonable settlement with Ms. Cunning could limit our ability to raise new capital from investors, and expand the Company's therapeutic pipeline, both of which are needed to operate the business and the Company would be liable to pay substantial damages in excess of the Company's liquid assets.
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
The Company adopted ASU 2021-10 Government Assistance on January 1, 2022. The Company accounts for the tax rebates received from the Australian Taxation Office ("ATO") under such guidance. The Company accounts for the rebates that it receives under the AusIndustry research and development tax incentive program under the income recognition model of IAS 20. Under this model, when there is reasonable assurance that the rebate will be received, the Company recognizes the income from the tax rebate as an offset to research and development expense during the period which the benefit applies to the research and development costs incurred. The Company did not receive any tax rebates under the AusIndustry incentive program during the three and six months ended June 30, 2023 and June 30, 2022 related to incentives earned in the prior year. As of June 30, 2023 and December 31, 2022, the Company recognized $613,940 and $179,687, respectively, in other current assets in its Condensed Consolidated Balance Sheets.
Commitments and Contingencies
The Company follows ASC 440, Commitments and ASC 450, Contingencies, subtopic 450-20 to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.
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
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Based upon information available at this time, management believes that the current litigation matter related to the Cunning lawsuit will have a material adverse effect on the Company’s consolidated financial position, results of operations and cash flows. Refer to Note 12 for additional information.
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity and improves and amends the related EPS guidance for both Subtopics. The ASU will be effective for annual reporting periods beginning after December 15, 2023 and interim periods within those annual periods and early adoption is permitted in fiscal periods ending after December 15, 2020. Upon implementation, the Company may use either a modified retrospective or full retrospective method of adoption. The adoption of ASU 2020-06 will, result in expanded disclosures around convertible instruments and remove the requirement to assess and record beneficial conversion features. The Company currently plans to adopt the provisions of this ASU on the effective date using a modified retrospective method of adoption.
3. Acquisition of Emerald Health Therapeutics, Inc.
On May 11, 2022, the Company entered into the Arrangement Agreement, as amended on June 14, 2022, July 15, 2022 and October 14, 2022 with EHT, pursuant to a plan of arrangement under the Business Corporations Act (British Columbia). The Acquisition was consummated on November 10, 2022 (the "Closing Date").
The primary purpose of the Acquisition was to utilize EHT's remaining cash and cash equivalents and liquidate the primary real estate asset owned by EHT in order to fund the Company's operations. EHT is currently in the final stages of liquidating substantially all of its remaining assets, including AVI (Note 13). As of June 30, 2023, the Company has divested both of EHT's former operating entities. In negotiating the Exchange Ratio, the Company performed a review of EHT's assets and the costs expected to wind down operations. The remaining wind-down costs consist primarily of legal fees related to divesting of EHT’s assets and post-closing general corporate matters, other professional fees for accounting and tax, tax payments, insurance, contract termination costs and operational costs through the cease operations date at each site. As of June 30, 2023, the Company estimates that EHT will incur an additional $179,660 in wind-down costs. However, there are inherent risks and uncertainties around the ultimate liquidation value of EHT.

Divestiture of VDL
On November 10, 2022, EHT and C3, a third-party, entered into the Verdélite SPA, as amended, effective November 8, 2022, pursuant to which C3 would acquire all of the outstanding shares of VDL, the holder of EHT's most significant real estate asset.
On February 9, 2023, upon closing the transactions contemplated by the Verdélite SPA, the Company sold all of the outstanding shares of VDL for an aggregate purchase price of approximately $9,451,233. Prior to closing the Acquisition, EHT received a $557,705 cash deposit, which was considered in the sale as of the closing date. Upon closing, the Company received gross proceeds, net of legal and advisory fees as of the closing date of $5,532,266. The remainder of the purchase price will be paid as follows: (i) $377,100 will be payable in five (5) equal monthly installments payable on the last day of each month beginning on December 31, 2023 and ending April 30, 2024, with interest in accordance with the terms of the Verdélite SPA and (ii) $2,828,250 will be payable in three (3) equal installments on each of the 18-month, 30-month, and 42-month anniversaries of the VDL Closing Date, with interest in accordance with the terms of the Verdélite SPA. The Company recognized the sale of VDL when control transferred on February 9, 2023. In accordance with recognition guidance, the Company has determined to fully reserve for the remaining receivables and will record a gain on the sale when additional cash payments are received. For the six months ended June 30, 2023, the Company has recorded a loss on sale of $307,086 based on the difference between the carrying amount of the assets sold and the net cash proceeds.
Sale of AVI
On April 10, 2023, the Board approved a plan to sell AVI. AVI was listed for sale in May 2023 and the Company expects that the facility will be disposed of by either share transfer or asset sale by the end of the year. However, there are inherent uncertainties around the timing and realizable value of the disposal due to various market factors.

4. Other Current Assets and Liabilities

Other current assets consist of the following:

	As of June 30, 2023	As of December 31, 2022
AusIndustry incentive	$613,940	$179,687
Other tax receivables	133,518	—
Short-term deposits	282,910	282,740
Total other current assets	33,746	19,161
	$1,064,114	$481,588
Other current liabilities consist of the following:

	As of June 30, 2023	As of December 31, 2022
Research and development costs	$129,044	$40,597
Legal fees	225,254	227,350
Deposit - Verdélite SPA	—	553,800
Acquisition related contingent liability	188,231	134,896
Total other accrued liabilities	306,804	410,351
	$849,333	$1,366,994
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

Warrants
Warrants vested and outstanding as of June 30, 2023 are summarized as follows:

Source	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Warrants Outstanding
2015 Common Stock Warrants	$5.00	1.82	100,000
2016 Common Stock Warrants to Service Providers	1.15	3.34	40,000
2019 Common Stock Warrants	0.35	1.40	8,000,000
2020 Common Stock Warrants to Placement Agent	0.08	2.09	8,166,667
2021 Inducement Warrants	0.15	3.07	21,166,667
2021 Inducement Warrants to Placement Agent	0.19	3.07	1,481,667
2021 Common Stock Warrants	0.09	3.25	77,777,779
2021 Common Stock Warrants to Placement Agent	0.11	3.25	5,444,445
2022 Common Stock Warrants to Service Provider	0.04	0.76	2,000,000
November 2019 EHT Common Stock Warrants	0.29	1.42	8,552,630
November 2019 EHT Common Stock Warrants	0.15	1.50	945,750
December 2019 EHT Common Stock Warrants	0.15	1.61	20,172,409
Total warrants outstanding as of June 30, 2023			153,848,014

As of June 30, 2023, all of the Company's warrants are fully vested.
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
Derivative Liability
During the six months ended June 30, 2023, the warrant shares underlying the Emerald Financing - warrant liability expired unexercised and the decrease in fair value during the three months ended June 30, 2023 was nominal.
The following table summarizes the activity of the derivative liability for the period indicated:

	Six Months Ended June 30, 2022
	December 31, 2021 Fair Value of Derivative Liability	Fair Value of Derivative Liability	Change in Fair Value of Derivative Liability	Reclassification of Derivative to Equity	June 30, 2022 Fair Value of Derivative Liability
Emerald Financing - warrant liability	$59,732	$—	$(53,178)	$—	$6,554
Total derivative liability	$59,732	$—	$(53,178)	$—	$6,554
Emerald Financing Warrant Liability
The Emerald Financing Warrants were issued during 2018 in connection with the Emerald Financing, and originally contained a price protection feature. In connection with the August 2020 Financing, the exercise price was permanently set to $0.10. The warrants contained a contingent put option in the event of a subsequent financing resulting in a change in control. The warrant holders also had the right to participate in certain subsequent financing transactions on an as-if converted basis.

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
The warrant liability is valued at the balance sheet date using the following assumptions:

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
Advances under the Amended Credit Agreement were unsecured and accrued interest at an annual rate of 7%. The maturity date of the Amended Credit Agreement was extended to the earlier of (a) five business days after the closing of the sale of VDL (b) February 28, 2023 or (c) the Termination Date (as such term is defined in the Amended Credit Agreement). The terms of the Amended Credit Agreement provided that convertible advances and unpaid interest may be converted into common stock at the applicable fixed conversion price of the underlying advance, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. Effective February 16, 2023, upon entering the MTA, the remaining principal balance plus accrued interest was offset by the aggregate exercise price of $282,905 from the exercise of the MTA Warrants (Note 5) and the Company induced conversion by reducing the conversion price of the Amended Credit Agreement from $0.40 to $0.0386. The remaining balance of $1,597,236 was converted into 41,379,164 shares of common stock of the Company. In connection with the induced conversion, the Company recorded a debt conversion inducement expense of $1,383,285 equal to the fair value of the incremental shares issued upon conversion.
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
Insurance premium loan payable
On February 28, 2023, the Company entered into an annual financing arrangement for a portion of its Directors and Officers Insurance Policy (the “D&O Insurance”) with First Insurance Funding in an amount of $203,884. The loan is payable in equal monthly installments of $22,654, matures on October 28, 2023 and bears interest at a rate 4.24% per annum. As of June 30, 2023, a total of $118,932 and $90,615, remains financed in prepaid expenses and insurance premium loan payable, respectively.

Interest Expense
The Company’s interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Related party interest expense – stated rate	$—	$43,608	$15,952	$86,737
Insurance premium loan payable – stated rate	2,162	1,603	3,603	2,669
Legal judgment interest expense	182,171	—	182,171	—
Other interest expense	2,096	—	3,102	—
Non-cash interest expense:
Amortization of debt discount	—	159,645	—	314,052
Amortization of transaction costs	—	444	—	874
	$186,429	$205,300	$204,828	$404,332
7. Stockholders’ Equity and Capitalization
Warrant Exercises
During the six months ended June 30, 2023, 16,641,486 of the outstanding stock warrants held by Sciences in conjunction with the MTA, with an intrinsic value of $332,830 were exercised in exchange for 16,641,486 shares of common stock for gross proceeds of $282,905 (Note 5).
Induced Conversion of Amended Credit Agreement
During the six months ended June 30, 2023, the Company issued 41,379,164 shares of common stock to Sciences. The shares were issued in conjunction with the MTA, in exchange for the remaining principal balance plus accrued interest less the aggregate exercise price of $282,905 from the exercise of the MTA Warrants in the amount of $1,597,236 at a conversion price of $0.0386 (Note 5).
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
On September 30, 2022, the Amended and Restated 2014 Plan was approved by the shareholders. The 2014 Amended and Restated Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company. As of June 30, 2023, the Company had 92,970,517 shares available for future grant under the 2014 Plan.

Stock Options
The following is a summary of option activities under the Company’s 2014 Plan for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2022	42,995,062	$0.18	7.14	$—

Granted	5,100,000	0.02		—
Exercised	—	—
Cancelled	(6,701,186)	0.35
Forfeited	(3,418,126)	0.15
Outstanding, June 30, 2023	37,975,750	$0.14	7.21	$—
Exercisable, June 30, 2023	25,516,916	$0.19	6.59	$—
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2023 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2023, was $0.02.
The fair value of the Company's stock option grants were estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

Six Months Ended June 30, 2023
Dividend yield	—%
Volatility factor	123.3 - 127.0%
Risk-free interest rate	3.86 - 3.99%
Expected term (years)	5.27 - 6.08
Restricted Stock Units
On December 14, 2021, the Company granted restricted stock units (“RSUs”) to its executive management team. The RSUs cliff vest 33% per year on the anniversary of the grant date over a three year period. As of June 30, 2023, 2,666,668 RSUs with a weighted average grant date fair value of $0.06 per share remain unvested.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period. The Company recognized stock-based compensation expense, including compensation expense for warrants with vesting provisions issued to a service provider (Note 5), and the RSUs discussed above, in its Unaudited Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$12,533	$21,955	$57,001	$40,541
General and administrative	90,338	122,409	177,449	241,181
	$102,871	$144,364	$234,450	$281,722
The total amount of unrecognized compensation cost was $719,694 as of June 30, 2023. This amount will be recognized over a weighted average period of 1.55 years years.

9. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	Six Months Ended June 30, (Unaudited)
	2023	2022
Basic EPS and diluted EPS:

Loss (Numerator)
Net loss	$(8,279,020)	$(6,462,677)

Shares (Denominator)
Weighted average common shares outstanding	956,804,028	495,874,560
Per-Share Amount	$(0.01)	$(0.01)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2023	2022	2023	2022
Stock options	37,975,750	37,755,000	37,975,750	37,755,000
Common shares underlying convertible debt	—	5,570,932	—	5,570,932
Warrants	153,848,014	136,187,225	153,848,014	136,187,225
Unvested restricted stock units	2,666,668	4,000,000	2,666,668	4,000,000

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
As of June 30, 2023, the Company has paid the fee due for the notice of patent allowance for the proprietary molecule under the UM 8930 License Agreement. In July 2022, the Company met milestone i) above under its UM 5050 license agreement upon submission of our application for authorization to conduct the Company's Phase 1 trial of SBI-100 OE to the Therapeutic Goods Administration in Australia. As of June 30, 2023, none of the other milestones under these license agreements have been met.
11. Related Party Matters
Emerald Health Sciences
In January 2018, the Company entered into a securities purchase agreement with Sciences pursuant to which Sciences purchased a majority of the equity interest in the Company, resulting in a change in control (the "Emerald Financing"). While Sciences no longer maintains a controlling interest in the Company, it holds a significant equity interest of 17.4%. As of June 30, 2023, the Amended Credit Agreement has been extinguished and all of the warrants held by Sciences were exercised pursuant to the MTA (Notes 5 & 6).
On May 18, 2022, Jim Heppell resigned from the Company's Board of Directors and concurrently entered into a consulting agreement with the Company pursuant to which Mr. Heppell provided services mutually agreed upon with the Company. The consulting agreement had an initial minimum term of one-year. Under the consulting agreement, Mr. Heppell was entitled to a monthly fee of $6,300, which was increased to $16,600 per month upon the closing of the Acquisition. The consulting agreement provided Mr. Heppell with a termination payment of $74,700 on March 1, 2023, equal to the monthly fees through the then-remaining term of the agreement if Mr. Heppell’s engagement was terminated by the Company without cause. In addition, Mr. Heppell was awarded 4,000,000 stock options which are subject to certain performance and other conditions. On February 9, 2023, the Company provided notice and terminated the consulting agreement with Mr. Heppell effective March 11, 2023. During the six months ended June 30, 2023, the first tranche of stock options issued to Mr. Heppell were cancelled, unexercised, and the second tranche of stock options were cancelled upon the closing of the Verdélite SPA. The Company accounted for the consulting contract as an in-substance severance arrangement. During the three and six months ended June 30, 2023 no severance expense was recognized. As of June 30, 2023, the Company no longer has any obligations or business relationship with Mr. Heppell.
Effective March 10, 2023, Mr. Heppell was removed from the Board of Sciences and no longer serves as Sciences CEO.
VivaCell Biotechnology España, S.L.U (formerly known as Emerald Health Biotechnology España, S.L.U.)
In 2021, the Company entered into two separate Agreements pursuant to a Master Services Agreement with VivaCell Biotechnology España, S.L.U ("VivaCell"), a subsidiary of Emerald Health Research, Inc., which is 100%-owned by Sciences. Under the Agreements, VivaCell will provide research and development services pursuant to agreed-upon project plans for the research and development of SBI-200 and the preclinical development services for novel derivatives. Payment for services are based on the negotiated amounts for the completion of agreed upon objectives as provided in the Agreements. The Company did not incur any expenses for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company incurred $48,908 and $87,926, respectively, in expenses under the Agreements. As of December 31, 2022, the Company recognized prepaid asset in the amount of $8,056.
In 2021, the Company entered into an Exclusive Sponsored Research Agreement (the “ESRA”) with VivaCell to fund certain research and development programs. The Company will have the right to use all data, products, and information, including intellectual property, which are generated in the performance of the research under each and all projects funded by the

Company pursuant to the ESRA. VivaCell assigns and agrees to assign to the Company all rights to any intellectual property created or reduced-to-practice under or as a part of a project funded by the Company pursuant to the ESRA.
The Company has agreed to pay to VivaCell a royalty based on any and all licensing revenue or other consideration paid to the Company by a third-party licensee, assignee or purchaser of intellectual property rights created under the ESRA. For the three and six months ended June 30, 2023 and June 30, 2022, the Company incurred $0 and $50,000, and $50,000 and $100,000, respectively, in research and development expenses related to the retainer under the ESRA. As of June 30, 2023, and December 31, 2022, the Company has recognized $50,000 and $50,000 in accounts payable - related parties, respectively, related to the retainer under the ESRA.
On March 1, 2022, the Company entered into a research project with VivaCell under the ESRA Agreement for the development of a screening platform for anteroposterior ocular diseases. The project budget is $190,500. For the three and six months ended June 30, 2023 and June 30, 2022, the Company incurred $10,967 and $39,167, $103,913 and $120,000, respectively of research and development expenses under the ESRA. As of June 30, 2023 and December 31, 2022, the Company recognized $0 and $7,835, in other current liabilities, $47,001 and $47,001 , in accounts payable- related parties under this agreement.
On May 8, 2023, the Company terminated the ESRA effective March 31, 2023 and Vivacell waived the required notice period under the ESRA.
Management Conflicts
Until the date of the Acquisition, the Company's CEO, Punit Dhillon, was a board member of the Company and EHT (Note 3).
On February 28, 2022, the Company entered into a standard consulting agreement with the CEO's brother. Compensation under the agreement is for a rate of approximately $73 per hour. The consulting agreement may be terminated by either party upon providing 15 days of advance notice. For the three and six months ended June 30, 2023 and June 30, 2022, the Company incurred $11,686 and $32,369, and $10,779 and $19,374, respectively, in consulting expenses in general and administrative expenses under this agreement. As of June 30, 2023 and December 31, 2022, the Company recognized $1,772 and $12,511, in other current liabilities. Effective June 30, 2023, this contract was terminated.
12. Commitments and Contingencies
Office Lease
The Company leases office space for its corporate headquarters, located at 11250 El Camino Real, Suite 100 San Diego, California 92130. The original lease term was effective from September 1, 2021 through October 31, 2023 and contained a renewal option for a two-year extension after the current expiration date. At the commencement date, the Company did not expect to exercise the renewal option, and has therefore excluded the option from the calculation of the right of use asset and lease liability. The lease provides for two months of rent abatement and the initial monthly rent is $8,067 per month with annual increases of 3% commencing on November 1, 2022. The lease included non-lease components (i.e., property management costs) that are paid separately from rent, based on actual costs incurred, and therefore were not included in the right-of-use asset and lease liability but are reflected as an expense in the period incurred. In calculating the present value of the lease payments, the Company has elected to utilize its incremental borrowing rate based on the lease term.
The Company entered into an amended and restated lease agreement on June 27, 2023 for its corporate headquarters, extending the lease term to 62 months, retroactive to September 1, 2021 through October 31, 2026. The Company treated the amended and restated lease agreement as a single modified lease.
For the three and six months ended June 30, 2023 and 2022 lease expense comprised of $22,675 and $45,834, $22,675 and $45,350, respectively in lease cost from the Company's non-cancellable operating lease.
The remaining lease term and discount rate related to the operating lease are presented in the following table:

June 30, 2023
Weighted-average remaining term – operating lease (in years)	3.33
Weighted-average discount rate – operating lease	15%

Future minimum lease payments as of June 30, 2023 are presented in the following table:

Year:
2023	$50,354
2024	103,216
2025	106,313
2026	90,797
Total future minimum lease payments:	350,680
Less imputed interest	(76,640)
Total	$274,040
Reported as:

Operating lease liability	$65,452
Operating lease liability, net of current portion	208,588
Total lease liability	$274,040
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
Wendy Cunning vs Skye Bioscience, Inc.

The Company is a party to a legal proceeding with a former employee alleging, among other things, wrongful termination, violation of whistleblower protections under the Sarbanes-Oxley Act of 2002 and retaliation under California law against the Company relating to certain actions and events that occurred with the Company's former management during the employee's employment term from March 2018 to July 2019. The case, entitled Wendy Cunning vs Skye Bioscience, Inc., was filed in U.S. District Court (the "District Court") for the Central District of California (the “Cunning Lawsuit”). On January 18, 2023, a jury rendered a verdict in favor of Ms. Cunning and awarded her $512,500 in economic damages (e.g., lost earnings, future earnings and interest), $840,960 in non-economic damages (e.g., emotional distress) and $3,500,000 in punitive damages. On February 13, 2023, the Company received the final judgment on the special verdict (the "Final Judgment") from the District Court.
In March of 2023, the Company filed post-trial motions with the District Court seeking judgment as a matter of law, a new trial, and/or a reduction of the judgment. The District Court has taken these motions under submission. Additionally, in March of 2023, the Company appealed the judgment in the action. The Court of Appeals has ordered the remainder of the appeal to be kept in abeyance pending resolution of the Company’s post-trial motions by the District Court.
On August 2, 2023, the District Court ruled on the plaintiff's motion for attorney fees and awarded the plaintiff $1,200,008. Based on this order, the Company reduced the aggregate estimate for the legal contingency by $151,842, the difference between the attorney fees awarded by the District Court and the Company's previous estimate.
Additionally, on August 2, 2023, the District Court granted the Company's request for a stay of enforcement of the Final Judgment pending post-trial motions and appeal conditioned on the Company posting a bond in the amount of $9,080,202 by August 10, 2023.
The Company strongly believes that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. The Company intends to challenge the verdict in the trial court and appeal and pursue reimbursement under its existing insurance policies, but given the jury verdict, the Company has determined that a loss is probable and accordingly have recorded a legal contingency expense and a current balance sheet liability for the total amount of the jury verdict. The Company has recorded an aggregate estimate for the legal contingency of $6,053,468 plus accrued interest of $182,171 at an annual interest rate of 10.0%, which is determined by the Superior Court of California. Depending on the judge's final order on the post trial motions and appeal, it is reasonably possible that the legal contingency booked could materially change after the issuance of these financials.
For the six months ended June 30, 2023 the Company recorded interest expense of $182,171, which is reflected as an increase to the estimated legal contingency on the Condensed Consolidated Balance Sheet (Note 6).

Skye Bioscience, Inc. vs Partner Re Ireland Insurance
In February 2023, the Company brought a suit against the Company's D&O carrier, Partner RE Ireland Insurance DAC ("Partner Re"), bringing claims for (a) breach of contract, (2) tortious breach of the implied covenant of good faith and fair dealing and (3) declaratory relief that Partner Re is obligated to reimburse the Company for the defense fees and costs incurred in defense of the Cunning Lawsuit and must indemnify the Company for any settlement or judgment in the Cunning Lawsuit. The Company's allegations arise out of Partner Re's refusal to reimburse the Company for costs incurred by the Company in defending the Cunning Lawsuit. The case, entitled Skye Bioscience, Inc., v. Partner Re Ireland Insurance DAC, was filed in the United Stated District Court for the Central District of California.
On April 17, 2023, PartnerRe filed a motion to dismiss the Company's complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). On June 20, 2023, the judge issued a final ruling in favor of the Company and denied Partner Re's motion to dismiss the Company's lawsuit. In its ruling, the Court rejected Partner Re's primary basis for denying coverage.

Based on the outcome, the Company is pursuing up to $5,000,000 in coverage less the deductible to cover legal expenses incurred and the final verdict or settlement of the Cunning Lawsuit.
13. Subsequent Events
On July 24, 2023, the Company entered into a loan agreement in the principal amount of $250,000 (the “Bridge Loan”) with MFDI, LLC. The Bridge Loan was obtained in order to provide bridge financing for the business to secure additional strategic financing. The bridge loan bears interest at a rate of 9.5% per annum and is payable in 30 days.
On August 2, 2023, the Company received the final order from the District Court awarding the plaintiff reimbursement of attorney's fees of $1,200,008. Based on this order, the Company reduced the aggregate estimate for the legal contingency as of June 30, 2023 by $151,842, for the difference in attorney fees.
Additionally, on August 2, 2023, the District Court granted the Company's request for a stay of enforcement of the Final Judgment pending post-trial motions and appeal conditioned on the Company posting a bond in the amount of $9,080,202 by August 10, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three and six months ended June 30, 2023 and 2022 together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Unless otherwise provided in this Quarterly Report, references to “we,” “us,” “our” and “Skye” in this discussion and analysis refer to Skye Bioscience, Inc., a Nevada corporation, together with its wholly owned subsidiaries, Nemus, a California corporation, and SKYE Bioscience Pty Ltd ("SKYE Bioscience Australia"), an Australian proprietary limited company, Emerald Health Therapeutics, Inc. ("EHT"), Avalite Sciences, Inc. ("AVI"), and Verdélite Sciences, Inc. ("VDL") through date of disposition.
About Skye Bioscience, Inc.
We are a clinical stage pharmaceutical company focused on the discovery, development and commercialization of novel classes of therapeutic drugs to modulate the endocannabinoid system, which has been shown to play a vital role in overall human health and, notably, in multiple ocular indications. We are developing drugs with novel mechanisms of action for pharmaceutical application through our own directed research efforts and multiple license agreements. Since dosing the participants of the first cohort of our Phase 1 clinical study of our lead drug, SBI-100 Ophthalmic Emulsion, in Australia in December 2022, in June 2023 we completed the planned enrollment of this study. In this randomized, double-masked, placebo-controlled study there were single and multiple ascending dose arms assessing different concentrations of SBI-100 OE as well as placebo. We subsequently reported that SBI-100 OE met the primary endpoint and was safe and well-tolerated, with no serious adverse events. Related to our planned Phase 2a clinical study, we received the United States FDA's authorization of our Investigational New Drug application for SBI-100 OE for the treatment of glaucoma, which enables us to conduct clinical trials in the United States. Additionally, we have Investigational Review Board study level approval and site approvals of our clinical trial protocol, we have retained Lexitas Pharma Services, a specialized ophthalmic-focused contract research organization, to support the clinical trial and NextPharma Oy, our contract manufacturer in Finland, has completed production of placebo and SBI-100 OE and filling of the clinical trial materials into single-use vials. We have received approval from the Research Advisory Panel of California which is required to utilize SBI-100 OE at study sites in California for the Phase 2a clinical study. We are waiting for our clinical trial sites to receive U.S. DEA permits to handle SBI-100 OE and we are completing other final preparatory steps for the Phase 2a clinical trial. We expect to commence our Phase 2a site initiation process in the third quarter of 2023 and first patient dosing early in the fourth quarter of 2023.
Our Product Candidates and Significant Contracts
Refer to our more recent Form 10-K filed with the Securities Exchange Commission for information regarding our product candidates and significant contracts.
General Trends and Outlook
As the first and only company in the market today to complete Phase 1 clinical trials targeting the endocannabinoid receptor ("CB1") receptor to reduce intraocular pressure (“IOP”) in glaucoma, with positive safety reviews through all six cohorts of Phase 1, Skye is leading the competition in this class of medicine. While Skye continues to develop SBI-100 OE to demonstrate that this new MOA is safe and effectively lowers IOP, we expect growing excitement and receptivity towards future partnering outreach, and eventual commercialization efforts given successful Phase 2 and 3 clinical trials and FDA approval.
The glaucoma market is projected to grow at a 6.5% CAGR from 2021 to 2028, reaching an estimated value of $10.6 billion. Key drivers include the aging global population, increased disease awareness, and advancements in diagnostic techniques and therapeutics. Collectively, there has been relatively modest development of novel therapeutics to treat glaucoma with a trend towards generics and fixed combinations with agents already in the market. The addition of a new class of glaucoma therapeutics to the current market landscape would provide another treatment option for physicians. The glaucoma arena continues to provide opportunity for new therapeutics given that existing drugs that can be very effective in lowering IOP cannot always sustain this efficacy over long periods of time. Patient tolerance to a particular drug’s mechanism of action often results in declining impacts on IOP. The same classes of drugs have been the primary prescribed medicines for decades and development of drugs using new mechanisms of action ("MOA") is very limited.
Skye’s SBI-100 Ophthalmic Emulsion targets the CB1 receptor. The high expression of CB1 receptor in the eye makes it a strong target for a therapeutic medicine focused on reducing IOP, which is a key related factor in glaucoma, and it represents a clearly distinct MOA compared to those used by approved glaucoma drugs and the majority of drugs under development.

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

As of June 30, 2023, we had a working capital deficit of $7,923,867 and an accumulated deficit of $75,016,785. As of June 30, 2023, we had unrestricted cash in the amount of $553,443. For the six months ended June 30, 2023 and 2022, we incurred losses from operations of $5,943,155 and $6,106,382, respectively. For the three and six months ended June 30, 2023 and 2022, we incurred net losses of $3,111,500 and $3,419,278, and $8,279,020 and $6,462,677, respectively. We expect to continue to incur significant losses through 2023 and expect to incur significant losses and negative cash flows from operations in the future. We have a near-term need for substantial additional funds in order to continue our operations, and it is uncertain whether we will be able to obtain the funding we need. See “Liquidity and Capital Resources” in this MD&A for further information.
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
Recently Issued and Adopted Accounting Pronouncements
See Note 2 to the accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recently issued accounting pronouncements and recently adopted accounting pronouncements. While we expect certain recently adopted accounting pronouncements to impact our estimates in future periods, the impact upon adoption was not significant to our current estimates and operations.

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
For the three months ended June 30, 2023 and 2022
Research and Development Expenses
Research and development expenses included the following:

•	license fees;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party contract research organizations and investigative sites; and

•	payments to third party manufacturing organizations and consultants.
We expect to incur future research and development expenditures to support our preclinical and clinical studies. Preclinical activities include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess safety and efficacy. Clinical studies include our Phase 1 study, in Australia and our Phase 2 study which the site initiation process is expected to commence in the third quarter of 2023 and first patient dosing early in the fourth quarter of 2023.
Below is a summary of our research and development expenses during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Research and development expenses	$1,788,434	$1,427,154	$361,280	25%
Research and development expenses for the three months ended June 30, 2023 increased by $361,280 as compared to the three months ended June 30, 2022. The increases in research and development expenses were primarily due to increases of $361,523 in clinical contract costs and $52,275 in salaries related to higher headcount and the onboarding of our Chief Scientific Officer in December 2022. The increase in clinical costs was due to completion of API manufacturing, toxicity, and validation testing and the enrollment of the final cohort in our Phase 1 clinical trial. These increases were offset by decreases of $40,120 and $27,404 in consulting and lab supplies, respectively.
General and Administrative Expenses
Total general and administrative expenses for the three months ended June 30, 2023 and 2022, were as follows:

	Three Months Ended June 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
General and administrative expenses	$1,206,405	$1,791,206	$(584,801)	(33)%
General and administrative expenses for the three months ended June 30, 2023 decreased by $584,801 as compared to the three months ended June 30, 2022. The decrease in general and administrative expenses was due to a decrease of $177,642 in payroll costs driven by a decrease in severance expense and bonuses, a decrease of $53,863 in board fees, a decrease of $281,281 in professional fees due to higher legal fees in the prior period related to the Cunning Lawsuit and Acquisition and decreases in general business expenses of $67,205 and investor relations fees of $20,537. The remaining decreases comprised of facility costs, insurance and travel.

Other Expense
Total other expense for the three months ended June 30, 2023 and 2022, was as follows:

	Three Months Ended June 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Change in fair value of derivative liability	$—	$(9,523)	$9,523	(100)%
Interest expense	186,429	205,300	(18,871)	(9)
Interest income	(8,598)	—	(8,598)	—
Wind-down costs	87,072	—	87,072	—
Total other expense	$264,903	$195,777	$69,126	35%
For the three months ended June 30, 2023, we had net other expense of $264,903 related primarily to interest expense for the Cunning Litigation and to costs incurred in the wind-down of EHT. The conversion of the Amended Credit Agreement in February of 2023 also resulted in lower interest expense when comparing the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The derivative liability expired during the first quarter of 2023.
For the three months ended June 30, 2022, the primary reason for the gain on the change in fair value of our derivative liabilities was due to a decrease in our stock price and volatility, for the period ended June 30, 2022.

For the six months ended June 30, 2023 and 2022
Research and Development Expenses
Research and development expenses included the following:

•	license fees;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party contract research organizations and investigative sites; and

•	payments to third party manufacturing organizations and consultants.
We expect to incur future research and development expenditures to support our preclinical and clinical studies. Preclinical activities include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess safety and efficacy. Clinical studies include our Phase 1 study, in Australia and and our Phase 2 study which the site initiation process is expected to commence in the third quarter of 2023 and first patient dosing early in the fourth quarter of 2023.
Below is a summary of our research and development expenses during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Research and development expenses	$2,973,314	$2,692,807	$280,507	10%
Research and development expenses for the six months ended June 30, 2023 increased by $280,507 as compared to the six months ended June 30, 2022. The increase in research and development expenses was primarily due to increases of $342,502 and $135,150 in clinical contract costs due to our Phase 1 clinical trial and salaries related to higher headcount and the onboarding of our Chief Scientific Officer in December 2022, respectively. These increases were offset by a decrease of $189,729 in consulting fees due to cost cutting measures taken by the Company in the first half of 2023.
General and Administrative Expenses
Total general and administrative expenses for the six months ended June 30, 2023 and 2022, were as follows:

	Six Months Ended June 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
General and administrative expenses	$3,121,683	$3,413,575	$(291,892)	(9)%
General and administrative expenses for the six months ended June 30, 2023 decreased by $291,892 as compared to the six months ended June 30, 2022. The decrease in general and administrative expenses was due to a decrease of $126,061 in payroll costs driven by a decrease in severance expense and bonuses, a decrease of $53,470 in board fees, and a decrease of $139,001 in professional fees due to higher legal fees in prior period related to the Cunning Lawsuit and Acquisition. The remaining decreases comprised of facility costs, insurance, marketing and travel. These decreases were offset by an increase in investor relations fees of $20,334 and other general business expenses.
Other Expense
Total other expense for the six months ended June 30, 2023 and 2022, was as follows:

	Six Months Ended June 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Change in fair value of derivative liabilities	$(3)	$(53,178)	$53,175	(100)%
Interest expense	204,828	404,332	(199,504)	(49)
Interest income	(33,112)	—	(33,112)	—
Loss from asset sale	307,086	—	307,086	—
Debt conversion inducement expense	1,383,285	—	1,383,285	—
Wind-down costs	470,181	—	470,181	—
Total other expense	$2,332,265	$351,154	$1,981,111	564%
For the six months ended June 30, 2023, we had net other expense of $2,332,265 related primarily to the debt conversion inducement expense from the reduction of the conversion price on our Amended Credit Agreement with Sciences which resulted in the conversion of the Amended Credit Agreement in February of 2023. The conversion also resulted in lower interest expense during the period which was also a result of a lower outstanding principal balance on the Amended Credit Agreement when comparing the six months ended June 30, 2023 and 2022, offset by interest expense related to the Cunning Litigation. In addition, we recognized losses related to the wind down of EHT of $470,181 and $307,086 from the divestiture of VDL, the wind-down costs consist primarily of professional fees. The derivative liability expired during the first quarter of 2023.
For the six months ended June 30, 2022, we had net other expense of $351,154 related to interest expense and a gain from the change in fair value of derivative liabilities. The primary reason for the gain on the change in fair value of our derivative liabilities was due to a decrease in our stock price and volatility, for the period ended June 30, 2022.
Liquidity, Going Concern and Capital Resources
Liquidity and Going Concern
We have incurred operating losses and negative cash flows from operations since our inception and as of June 30, 2023, we had a working capital deficit of $7,923,867, an accumulated deficit of $75,016,785, and a stockholders’ deficit of $7,789,198. We had unrestricted cash in the amount of $553,443 as of June 30, 2023, as compared to $1,244,527 as of December 31, 2022. For the six months ended June 30, 2023 and 2022, the Company incurred losses from operations of $5,943,155 and $6,106,382, respectively. For the six months ended June 30, 2023 and 2022, the Company incurred net losses of $8,279,020 and $6,462,677, respectively.
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

Our continued existence is dependent on our ability to raise additional funding immediately to cover operating expenses and to carry out our research and development activities. The commencement of our clinical studies in December 2022, have resulted in an increase in our research and development spending and cash used in operating activities. During the six months ended June 30, 2023, we implemented cost cutting measures to extend our cash runway while searching for additional financing. These measures have included, the deferral of payments to our employees, the cancellation of certain non-clinical studies, a hold on non-essential travel, a hiring freeze and the deferral of certain operational contracts. Based on our expected cash requirements, without obtaining near term funding, we will not have enough funds to continue clinical studies or operations.
We expect to collect the remainder of the value from the divestiture of EHT's assets through 2026. However, there are significant risks and uncertainties around the timing of these payments and ultimate realization of these assets. In 2023, we initiated a search to find a buyer for AVI and explored additional financing options. However, we cannot provide any assurances that additional funds will be available on reasonable terms, or at all. If we raise additional funds by issuing equity securities, dilution to existing stockholders would result.
Further, in January 2023, we were subject to an unfavorable outcome in a lawsuit with a former employee which resulted in the recognition of an estimated legal contingency of $6,205,310. We strongly believe that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. We intend to vigorously challenge the verdict in the trial court and appeal and pursue reimbursement under our insurance policy. However, the outcome of the litigation and the amount recoverable under an insurance policy that was in place at the time of the claim, if any, is inherently uncertain. In addition, in connection with certain post-trial motions and an appeal, the court granted the Company's request for a stay of enforcement of the judgment pending post-trial motions and appeal conditioned on the Company posting a bond in the amount of $9,080,202 by August 10, 2023. For a further description of this litigation, see Note 12, "General Litigation and Disputes - Wendy Cunning vs. Skye Bioscience, Inc." to the accompanying Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Concurrent with the Cunning Lawsuit, we brought a lawsuit against our D&O carrier, Partner RE, challenging the previous denial and seeking damages and an order that Partner RE is obligated to reimburse us for the defense fees and costs incurred in the defense of the Cunning Lawsuit and requiring Partner RE to indemnify us for any settlement or judgment in the Cunning Lawsuit. On April 17, 2023, PartnerRe filed a motion to dismiss our complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). On June 20, 2023, the judge issued a final ruling in favor of us and denied Partner Re's motion to dismiss the lawsuit. In the ruling, the Court rejected Partner Re's primary basis for denying coverage. Based on this outcome, we are pursuing up to $5,000,000 in coverage less the deductible, to cover legal expenses incurred and the final verdict or settlement. For a further description of this litigation, see Note 12, "General Litigation and Disputes - Skye Bioscience, Inc. vs. Partner Re Ireland Insurance" to the accompanying Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
On February 16, 2023, Sciences exercised all of its outstanding warrants and agreed to offset the remaining principal balance plus accrued interest outstanding under the Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) by the aggregate exercise price of $282,905 before converting the remaining balance of the Amended Credit Agreement in the amount of $1,597,236. As of June 30, 2023, Sciences has no outstanding warrants or debt with the us.
Subsequent to the period ended June 30, 2023, on July 24, 2023, we entered into a loan agreement in the principal amount of $250,000 with MFDI, LLC. The Bridge Loan was obtained in order to provide bridge financing for the us to secure additional strategic financing, see Note 13. The bridge loan bears interest at a rate of 9.5% per annum and is payable in 30 days.
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
Notably, we rely on third party manufacturers to produce its product candidates. The manufacturing of SBI-100 OE is conducted in the United States and Europe. Formulation of the eye drop for testing is also performed in the United States but can rely on regulatory-accepted excipients that can be sourced from countries outside the United States. Since the COVID-19 pandemic, global supply chain disruptions have become more common and the Company may encounter future issues related to sourcing materials that are part of the eye drop formulation or manufacturing process.

Based on our expected cash requirements, without obtaining immediate near term funding, we will not have enough funds to continue clinical studies or other operations.
Because we don't have enough funds to meet our obligations and continue our preclinical and clinical studies beyond one year after the date the Unaudited Condensed Consolidated Financial Statements are issued, our independent registered public accounting firm has issued a report on our audited consolidated financial statements as of and for the year ended December 31, 2022, that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our Unaudited Condensed Consolidated Financial Statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they become due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that we will be able to continue as a going concern. Our Unaudited Condensed Consolidated Financial Statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our Unaudited Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q:

	Six Months Ended June 30,
	June 30, 2023	June 30, 2022
Net cash used in operating activities	$(6,052,759)	$(5,815,959)
Net cash provided by (used in) investing activities	5,530,406	(86,042)
Net cash used in financing activities	(168,720)	(151,109)
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
Cash used in operating activities of $6,052,759 during the six months ended June 30, 2023, reflected a net loss of $8,279,020, partially offset by aggregate non-cash charges of $1,992,840 and included a $233,421 net change in our operating assets and liabilities.
Non-cash charges included $234,450 for stock-based compensation expense, $307,086 for a non-cash loss on the divestiture of VDL, a $1,383,285 for a non-cash debt conversion inducement expense, and $67,091 in depreciation and amortization of property and equipment. The net change in our operating assets and liabilities included a $133,125 increase in our accrued expenses and other current liabilities and a $135,087 decrease in our accounts payable, offset by a $281,177 increase in our prepaid expense and other current assets.
Cash used in operating activities of $5,815,959 during the six months ended June 30, 2022, reflected a net loss of $6,462,677, partially offset by aggregate non-cash charges of $598,130 and included a $48,588 net change in our operating assets and liabilities.
Non-cash charges included $281,722 for stock-based compensation expense, $314,925 for non-cash interest expense from the amortization of the debt discount on the multi-draw credit facility – related party, $54,661 in depreciation and amortization of property and equipment, and $53,178 for a gain from the change in fair value of our warrant liability. The net change in our operating assets and liabilities included a $97,213 decrease in our prepaid expense and other current assets, a $71,085 increase in accounts payable and a $114,438 increase in our accrued expense and other current liabilities.
Cash Flows from Investing Activities
Our investing activities consist of our capital expenditures in relation to the purchase of property plant and equipment and proceeds received in connection with the divestiture of VDL. During the six months ended June 30, 2023 the Company purchased $1,860 in machinery office equipment. During the six months ended June 30, 2023, the Company received $5,532,266 in proceeds related to the divestiture of VDL.
During the six months ended June 30, 2022, our investing activities have consisted entirely of our capital expenditures in relation to the purchase of property and equipment.
Cash Flows from Financing Activities
Cash flows from financing activities primarily reflect proceeds from the sale of our securities and loan repayments.
During the six months ended June 30, 2023, cash used in financing activities included a $168,720 repayment on the our insurance premium loan payable.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal controls. Management determined there were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings, see Note 12, "General Litigation and Disputes" to the accompanying Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Not required because we are a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to our Report on Form 10-K filed on March 2, 2021)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Report on Form 10-K filed on March 2, 2021)
10.1*	Amended and Restated Office Lease, dated June 27, 2023, by and between ROIC California, LLC and Skye Bioscience, Inc.
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

Skye Bioscience, Inc., a Nevada corporation

August 7, 2023	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary, Chairman of the Board, and Director (Principal Executive Officer)

August 7, 2023	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)