Form 10-Q
period 2023-09-30
Skye Bioscience, Inc.
filed 2023-11-14
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or
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

__________________________N/A_______________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 12, 2023, there were 12,338,910 shares of the issuer’s $0.001 par value common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q contain forward-looking statements that are based on management’s current expectations and assumptions and information currently available to management and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially and negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section below titled “Risk Factors,” including, without limitation, risks relating to:
•the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates;
•the timing, progress and results of our clinical studies for our clinical product candidates and our estimates regarding the market opportunity for our clinical product candidates if approved;
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
•the impact of international conflicts on our business, clinical trials or personnel;
•regulatory developments in the United States and foreign countries;
•current pending litigation matters, including the Cunning Lawsuit; and
•estimates of the costs and expenses associated with the wind-down of EHT's former business and the estimated value to be received by the Company with respect to the potential sale and collection of any remaining EHT assets.

We operate in a rapidly changing environment and new risks emerge from time to time. As a result, it is not possible for our management to predict all risks, including the residual impacts of international conflicts, the current global economic environment, including the impacts of the high inflationary environment, and associated business disruptions such as delayed clinical trials, laboratory resources and supply chain limitations, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The forward-looking statements included in this report speak only as of the date hereof, and except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report to conform these statements to actual results or to changes in our expectations.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)	(Note 2)
ASSETS
Current assets
Cash and cash equivalents	$5,126,245	$1,244,527
Restricted cash	9,084,799	4,580
Prepaid expenses	207,226	780,807
Assets held for sale	—	6,432,216
Other current assets	867,919	481,588
Total current assets	15,286,189	8,943,718

Property, plant and equipment, net	55,280	87,854
Operating lease right-of-use asset	254,552	71,191
Other assets	8,309	8,309
Total assets	$15,604,330	$9,111,072

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,631,451	$1,669,997
Accounts payable - related parties	11,300	124,901
Accrued interest - related party	60,274	15,814
Accrued payroll liabilities	645,830	657,734
Insurance premium loan payable	22,654	55,451
Other current liabilities	921,549	1,366,994
Other current liabilities - related parties	—	95,850
Estimate for legal contingency	6,212,319	6,205,310
Convertible multi-draw credit agreement - related party	—	1,848,375
Convertible note - related party, net of discount	4,144,508	—
Operating lease liability, current portion	68,677	78,700
Total current liabilities	13,718,562	12,119,126

Non-current liabilities
Operating lease liability, net of current portion	190,510	—
Total liabilities	13,909,072	12,119,126

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 200,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 20,000,000 shares authorized at September 30, 2023 and December 31, 2022; 12,338,910 and 3,654,116 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	12,338	3,654
Additional paid-in-capital	101,645,539	63,726,057
Accumulated deficit	(99,962,619)	(66,737,765)
Total stockholders’ equity (deficit)	1,695,258	(3,008,054)
Total liabilities and stockholders’ equity (deficit)	$15,604,330	$9,111,072

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$1,254,653	$1,781,724	$4,227,967	$4,474,531
Cost to acquire IPR&D asset	21,215,214	—	21,215,214	—
General and administrative	2,235,899	1,140,558	5,357,577	4,554,131
Estimated legal contingency	—	—	(151,842)	—
Total operating expenses	24,705,766	2,922,282	30,648,916	9,028,662

Operating loss	(24,705,766)	(2,922,282)	(30,648,916)	(9,028,662)

Other expense
Change in fair value of derivative liability	—	(6,228)	(3)	(59,406)
Interest expense	271,307	211,229	476,135	615,563
Interest income	(16,562)	—	(49,669)	—
Loss from asset sale	—	—	307,086	—
Debt conversion inducement expense	—	—	1,383,285	—
Wind-down costs	(14,677)	—	455,504	—
Total other expense, net	240,068	205,001	2,572,338	556,157

Loss before income taxes	(24,945,834)	(3,127,283)	(33,221,254)	(9,584,819)
Provision for income taxes	—	—	3,600	5,141

Net loss	$(24,945,834)	$(3,127,283)	$(33,224,854)	$(9,589,960)

Loss per common share:
Basic	$(3.17)	$(1.58)	$(6.38)	$(4.83)
Diluted	$(3.17)	$(1.58)	$(6.38)	$(4.83)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	7,880,546	1,983,700	5,207,411	1,983,566
Diluted	7,880,546	1,983,700	5,207,411	1,983,566
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(33,224,854)	$(9,589,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95,880	83,466
Stock-based compensation expense	394,657	425,846
Change in fair value of derivative liability	(3)	(59,406)
Amortization of debt discount	102,400	480,466
Estimate for legal contingency	7,009	—
Loss from divestiture of asset	307,086	—
Debt conversion inducement expense	1,383,285	—
Accrued interest conversion expense	15,952	—
Cost to acquire IPR&D asset	21,215,214	—
Foreign currency remeasurement gain	(45,350)	—
Changes in assets and liabilities:
Prepaid expenses	782,265	121,277
Prepaid expenses - related party	—	13,432
Other current assets	(236,779)	(86,989)
Other current assets - related party	—	(22,542)
Accounts payable	(112,021)	370,136
Accounts payable - related parties	(113,601)	118,086
Accrued interest - related party	60,274	130,823
Accrued payroll liabilities	(11,904)	99,533
Operating lease liability	(60,647)	(60,489)
Other current liabilities	(570,473)	1,381
Other current liabilities - related parties	(95,850)	102,390
Net cash used in operating activities	(10,107,460)	(7,872,550)

Cash flows from investing activities:
Proceeds from asset sale, net of legal expenses	5,532,266	—
Asset acquisition costs	—	(436,554)
Purchase of property and equipment	(5,533)	(15,556)
Cash acquired in asset acquisition	1,076,740	—
Net cash provided by (used in) investing activities	6,603,473	(452,110)

Cash flows from financing activities:
Proceeds from convertible note - related party	4,973,684	—
Proceeds from PIPE financing, net of 265,053 issuance costs	11,734,947	—
Proceeds from pre-funded warrant exercises	—	1,967
Financing costs allocated to warrants issued with convertible debt	(6,026)	—

Repayment of insurance premium loan payable	(236,681)	(244,922)
Net cash provided by (used in) financing activities	16,465,924	(242,955)

Net increase (decrease) in cash and restricted cash	12,961,937	(8,567,615)

Cash, cash equivalents and restricted cash, beginning of period	$1,249,107	$8,987,578

Cash, cash equivalents and restricted cash, end of period	$14,211,044	$419,963

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,126,245	$415,389
Restricted cash	9,084,799	4,574
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$14,211,044	$419,963

Cash paid during the period for:
Interest	$135,917	$4,275
Income taxes	3,600	5,141

Supplemental disclosures of non-cash financing activities:
Common stock warrant exercises	$282,905	$—
Conversion of multi-draw credit agreement	1,565,470	—
Conversion of accrued interest due to related party	31,766	—
Asset acquisition costs in other current liabilities and accounts payable	—	951,890
Financing of insurance premium	203,884	275,537
Release of share liability to additional paid-in-capital	—	13,000
Right of use asset obtained in exchange for operating lease liabilities	241,134	—
Stock issued for assets	20,532,846	—
Purchases of property and equipment in other current liabilities	—	10,455

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amounts
Balance, January 1, 2023	3,654,119	$3,654	$63,726,057	$(66,737,765)	$(3,008,054)

Stock-based compensation expense	—	—	131,579	—	131,579

Exercise of common stock warrants	66,566	66	282,839	—	282,905

Conversion of multi-draw credit agreement - related party and accrued interest	165,517	166	2,980,355	—	2,980,521

Net loss for the three months ended March 31, 2023	—	—	—	(5,167,520)	(5,167,520)

Balance, March 31, 2023	3,886,202	$3,886	$67,120,830	$(71,905,285)	$(4,780,569)

Stock-based compensation expense	—	—	102,871	—	102,871

Net loss for the three months ended June 30, 2023	—	—	—	(3,111,500)	(3,111,500)

Balance, June 30, 2023	3,886,202	$3,886	$67,223,701	$(75,016,785)	$(7,789,198)

Stock-based compensation expense	—	—	160,207	—	160,207

PIPE financing, net of equity issuance costs of 265,053	2,989,981	$2,990	$11,731,957	$—	$11,734,947

Common stock issued in acquisition of IPR&D asset	5,436,378	5,436	21,604,150	—	21,609,586

Warrants issued with convertible note	—	—	925,550	—	925,550

Common stock issued for fractional share adjustment in reverse stock split	26,349	26	(26)	—	—

Net loss for the three months ended September 30, 2023	—	—	—	(24,945,834)	(24,945,834)

Balance, September 30, 2023	12,338,910	$12,338	$101,645,539	$(99,962,619)	$1,695,258

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amounts
Balance, January 1, 2022	1,904,434	$1,904	$53,118,425	$(47,256,163)	$5,864,166

Stock-based compensation expense	600	1	150,357	—	150,358

Exercise of pre-funded warrants	78,667	79	1,888	—	1,967

Net loss for the three months ended March 31, 2022	—	—	—	(3,043,399)	(3,043,399)

Balance, March 31, 2022	1,983,701	$1,984	$53,270,670	$(50,299,562)	$2,973,092

Stock-based compensation expense	—	—	144,364	—	144,364

Net loss for the three months ended June 30, 2022	—	—	—	(3,419,278)	(3,419,278)

Balance, June 30, 2022	1,983,701	$1,984	$53,415,034	$(53,718,840)	$(301,822)

Stock-based compensation expense	—	—	144,124	—	144,124

Net loss for the three months ended September 30, 2022	—	—	—	(3,127,283)	(3,127,283)

Balance, September 30, 2022	1,983,701	$1,984	$53,559,158	$(56,846,123)	$(3,284,981)

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Nature of Operations and Business Activities
Nature of Operations
Skye Bioscience, Inc. (the “Company” or “Skye”) was incorporated in Nevada on March 16, 2011. The Company is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of novel classes of therapeutic drugs that modulate the endocannabinoid system, which has been shown to play a vital role in overall human health. Notably, the Company is developing drugs with novel mechanisms of action targeting the CB1 receptor through its own research efforts acquired intellectual property and license agreements.
On May 11, 2022, the Company entered into an Arrangement Agreement, as amended on June 14, 2022, July 15, 2022 and October 14, 2022 (the “Arrangement Agreement”) with Emerald Health Therapeutics, Inc., a corporation existing under the laws of the Province of British Columbia, Canada (“EHT”), pursuant to a plan of arrangement under the Business Corporations Act (British Columbia) (the “EHT Acquisition”) (Note 3). On November 10, 2022, the Company completed the EHT Acquisition. Each share of EHT common stock outstanding immediately prior to the effective time of the EHT Acquisition was transferred to the Company in exchange for 1.95 shares of Company common stock (the “Exchange Ratio”).
In addition, on November 10, 2022, EHT entered into a share purchase agreement with a third party for the sale of EHT's subsidiary, Verdélite Sciences, Inc. ("VDL") for an aggregate purchase price of $9,451,233, subject to certain adjustments (the “Verdélite SPA"). The sale of VDL closed on February 9, 2023 and completes the divestiture of EHT's most significant asset (Note 3).
On August 18, 2023, the Company completed a strategic transaction to acquire a clinical asset pursuant to an Agreement and Plan of Merger and Reorganization, dated as of August 15, 2023, by and among the Company, Bird Rock Bio, Inc. and Aquila Merger Sub, Inc., pursuant to which Aquila Merger Sub, Inc. merged with and into Bird Rock Bio, Inc. with Bird Rock Bio, Inc. surviving as a wholly owned subsidiary of the Company (the “BRB Acquisition”). In connection with the BRB Acquisition, Bird Rock Bio changed its name from Bird Rock Bio, Inc. to Bird Rock Bio Sub, Inc ("BRB"). In the BRB Acquisition, the Company issued to certain former stockholders of BRB an aggregate of 5,436,378 shares of the common stock of the Company, par value $0.001 per share, valued at $21,609,586 (Note 3).
As of September 30, 2023, the Company has devoted substantially all its efforts to securing product licenses, carrying out its own research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since inception and as of September 30, 2023, had working capital of $1,567,627 and an accumulated deficit of $99,962,619. As of September 30, 2023, the Company had unrestricted cash in the amount of $5,126,245. For the three and nine months ended September 30, 2023 and 2022, the Company incurred losses from operations of $24,705,766 and $2,922,282, and $30,648,916 and $9,028,662, respectively. For the three and nine months ended September 30, 2023 and 2022, the Company incurred net losses of $24,945,834 and $3,127,283, and $33,224,854 and $9,589,960, respectively. The Company expects to continue to incur significant losses through the end of 2023 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. During the nine months ended September 30, 2023, management implemented cost cutting measures to extend its cash runway while searching for additional financing. These measures have included the deferral of payments to employees, the postponement of certain nonclinical studies, a hold on non-essential travel and hiring, and the deferral of certain operational contracts. On August 18, 2023, the Company entered into the Convertible Note Financing and PIPE Financing which provided the Company with the necessary funds to continue operations into the first quarter of 2024 and to post an appeal bond to stay the execution of the judgment in the Cunning Lawsuit. However, the Company will still need to obtain near-term financing to continue its two planned Phase 2 clinical studies. The Company's ability to raise funds at favorable terms, market conditions, and the uncertainty of our ability to successfully resolve the Cunning Lawsuit give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

During the quarter ended September 30, 2023, the Company met its operational funding requirements through its cost-cutting measures, including the termination of certain consulting agreements and the PIPE Financing and Convertible Note Financing. The Company will continue the liquidation of EHT's assets, including the sale of the real estate held by Avalite Sciences, Inc. ("AVI"). However, the Company cannot provide any assurances that such additional funds will be available on reasonable terms in sufficient time for us to continue operations, or at all. If the Company raises additional funds by issuing equity securities, dilution to existing stockholders would result.
In January 2023, the Company was subject to an unfavorable outcome in a lawsuit with a former employee which resulted in the recognition of an estimated legal contingency of $6,212,319. The Company strongly believes that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. The Company is vigorously challenging the verdict in the Ninth Circuit Court of Appeals and is pursuing reimbursement under its existing insurance policies. However, the outcome of the litigation and the amount recoverable under the Company's existing insurance policies, if any, is inherently uncertain (Note 12). Concurrent with the PIPE Financing the Company obtained a stay on execution of the judgement in such litigation by posting an appeal bond in the amount of $9,080,202. For a further description of this litigation, see Note 12, "General Litigation and Disputes - Wendy Cunning vs. Skye Bioscience, Inc." to the accompanying Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Concurrent with the Cunning Lawsuit, the Company brought a lawsuit against its D&O carrier, Partner Re, challenging the previous denial of coverage and seeking damages and an order that Partner Re is obligated to reimburse the Company for the defense fees and costs incurred in the defense of the Cunning Lawsuit and requiring Partner Re to indemnify the Company for any settlement or judgment in the Cunning Lawsuit. On April 17, 2023, Partner Re filed a motion to dismiss the Company's complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). On June 20, 2023, the judge issued a final ruling in favor of the Company and denied Partner Re's motion to dismiss the lawsuit. In the ruling, the Court rejected Partner Re's primary basis for denying coverage. Based on this outcome, the Company is pursuing up to $5,000,000 in coverage less the deductible, to cover legal expenses incurred and the final verdict or settlement. For a further description of this litigation, see Note 12, "General Litigation and Disputes - Skye Bioscience, Inc. vs. Partner Re Ireland Insurance" to the accompanying Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
On February 16, 2023, Emerald Health Sciences ("Sciences"), a related party (Note 11) exercised all of its outstanding warrants and agreed to offset the remaining principal balance plus accrued interest outstanding under the Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) by the aggregate exercise price of $282,905 before converting the remaining balance of the Amended Credit Agreement in the amount of $1,597,236 (Notes 5 & 6). As of September 30, 2023, Sciences has no outstanding warrants or debt with the Company.
On July 24, 2023, the Company entered into a loan agreement in the principal amount of $250,000 (the “Bridge Loan”). The Bridge Loan was obtained in order to provide bridge financing for the business to secure additional strategic financing. On August 18, 2023, the Bridge Loan was cancelled and converted into a $250,000 investment in the PIPE Financing (Note 7).
Concurrent with the BRB Acquisition (Note 3), the Company entered into a Securities Purchase Agreement with three investors for net proceeds of $11,734,947. The Company allocated 2,989,981 shares of common stock to the PIPE Financing and issued 2,325,537 warrants with an exercise price of $5.16. The warrants may be exercised at any time after issuance and have a ten year expiration (Note 7). The PIPE Financing provided the Company with the necessary funds to commence its Phase 2 SBI-100 OE clinical study and appeal the Cunning Lawsuit. The investors pursuant to the PIPE Financing are subject to a one-year lock-up from the date of closing prohibiting their sales of common stock and warrants.
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
The Company does not believe that inflation has had a material impact on its operating results during the periods presented. However, inflation has had, and may continue to have, an impact on general and administrative costs such as professional fees, employee costs and travel costs, and may in the future adversely affect the Company's operating results. In addition, increased inflation has had and may continue to have an effect on interest rates. Increased interest rates may adversely affect the terms under which the Company can obtain any potential additional funding.
Notably, the Company relies on third party manufacturers to produce its product candidates. The manufacturing of SBI-100 OE and nimacimab is conducted in the United States and Europe. Formulation of both products for clinical trial use relies on regulatory-accepted excipients that can be sourced from countries outside the United States. Since the COVID-19 pandemic, global supply chain disruptions have become more common and the Company may encounter future issues related to sourcing materials and excipients for both the formulation and manufacturing process.
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
The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or any future periods. The Condensed Consolidated Balance Sheet as of December 31, 2022, was derived from the Company’s audited financial statements as of December 31, 2022, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023. The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which includes a broader discussion of the Company’s business and the risks inherent therein.
Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation, primarily the separate classification of prepaid expenses, other current assets, insurance premium loan payable and other current liabilities. Such reclassifications did not have a material impact on the Unaudited Condensed Financial Statements.
Reverse Stock Split
On September 6, 2023, the Company filed a Certificate of Change and Certificate of Correction with the Secretary of State of the State of Nevada which effected a reverse stock split at a ratio of one-for-two hundred and fifty (1-for-250) of the Company's issued and outstanding shares of common stock as of 12:01 a.m. Eastern Standard Time on September 8, 2023. The Company did not issue fractional shares in the reverse stock split and elected to issue one whole share for each fractional share which resulted in the issuance of 26,349 common shares to our existing stockholders. The Company's financial statements have been adjusted on a retrospective basis to reflect the change.
Assets Held for Sale
On November 10, 2022, the Company completed the EHT Acquisition in accordance with the Arrangement Agreement. At the time of the EHT Acquisition there were arrangements in place to sell the acquired assets and liabilities that comprised two of EHT's subsidiaries, Emerald Health Therapeutics Canada, Inc. ("EHTC") and VDL. As a result, EHTC and VDL were considered held for sale since the EHT Acquisition and the Company has classified the associated assets of VDL as held for sale on the Condensed Consolidated Balance Sheets and the period costs related to both EHTC and VDL have been presented as wind-down costs in the Consolidated Statements of Operations. EHTC was divested on December 28, 2022, and VDL was divested on February 9, 2023 (see Note 3). During the quarter ended September 30, 2023, the Board approved a plan to pursue the sale of the real estate held by AVI, which is substantially the only asset held by AVI. Assets meeting the held-for-sale criteria are classified as held for sale on the Condensed Consolidated Balance Sheets in subsequent periods until sold.
Assets that meet the held-for-sale criteria are held for sale and reported at the lower of their carrying value or their fair value, less estimated costs to sell. Changes in fair value are recorded as a gain or loss in the results of operations but not to exceed the original carrying value. Due to the asset acquisition accounting on the date of the EHT Acquisition, AVI had no initial carrying value.
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
Principles of Consolidation

The accompanying consolidated financial statements as of September 30, 2023, include the accounts of the Company and its wholly owned subsidiaries Skye Bioscience Pty Ltd (“SKYE Bioscience Australia“), EHT, AVI, BRB, Ruiyi Acquisition Corporation, and Nemus Sub. All intercompany accounts and transactions have been eliminated in consolidation.
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
As noted above, in January 2023 the Company was subject to an unfavorable outcome in a lawsuit with a former employee which resulted in the recognition of an estimated legal contingency of $6,212,319. The Company intends to vigorously challenge the verdict in the trial court and appeal and pursue reimbursement under its existing insurance policies. However, the outcome of the litigation and the amount recoverable under its existing insurance policies, if any, is inherently uncertain (Note 12).
Cash, Cash Equivalents and Restricted Cash
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying values of those investments approximate their fair value due to their short maturity and liquidity. Cash includes cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. The Company has not experienced any losses on such accounts and does not believe it is exposed to any significant credit risk. As of September 30, 2023, and December 31, 2022, the Company has $0 and $25,842 cash equivalents, respectively.
Restricted cash on the balance sheet collateralizes an irrevocable letter of credit (Note 12) and a certificate of deposit held by the Company’s bank as collateral for the Company’s credit cards.
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
Upon the exercise of stock option awards, the Company's policy is to issue new shares of its common stock. The Company uses the Black-Scholes valuation method for estimating the grant date fair value of stock options using the following assumptions:
•Volatility - Stock price volatility is estimated over the expected term based on a blended weekly rate of industry peers stock volatility.
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
Additionally, the Company uses the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.
Research and Development Expenses and Licensed Technology
Research and development costs are expensed when incurred. These costs may consist of external research and development expenses incurred under agreements with third party contract research organizations and investigative sites; third party manufacturing organizations and consultants; license fees; employee-related expenses, which include salaries and benefits for the personnel involved in the Company’s preclinical; and clinical drug development activities, other expenses and equipment and laboratory supplies.
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
Similarly, costs incurred to acquire in-process research and development ("IPR&D") are charged to research and development expense in the situation where the Company has not identified an alternative future use and are capitalized in the situation where there is an alternative future use. All costs associated with the acquisition of IPR&D have been expensed to date.
Loss Per Common Share
The Company applies ASC No. 260, Earnings per Share in calculating its basic and diluted loss per common share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, restricted stock subject to vesting, warrants to purchase common stock and common shares underlying convertible debt instruments are considered to be common stock equivalents. In periods with a reported net loss, such common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is anti-dilutive. For additional information regarding the loss per share (see Note 9)
Asset Acquisitions
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
For asset acquisitions, a cost accumulation model is used to determine the cost of an asset acquisition. Common stock, warrants and options issued as consideration in an asset acquisition are generally measured based on the acquisition date fair value of the equity interests issued. The Company refers to ASC 718 and utilizes a Black-Scholes Model to value the options and warrants issued is an asset acquisition and includes the fair value of such awards in the purchase consideration. Direct transaction costs are recognized as part of the cost of an asset acquisition. The Company also evaluates which elements of a transaction should be accounted for as a part of an asset acquisition and which should be accounted for separately. Consideration deposited into escrow accounts are evaluated to determine whether it should be included as part of the cost of an asset acquisition or accounted for as contingent consideration. Amounts held in escrow where we have legal title to such balances but where such accounts are not held in the Company's name, are recorded on a gross basis as an asset with a corresponding liability in our consolidated balance sheet. Unless an acquired asset is expensed at the date of acquisition, in accordance with other applicable GAAP, the cost of an asset acquisition, including transaction costs, are allocated to identifiable assets acquired and liabilities assumed based on a relative fair value basis. Goodwill is not recognized in an asset acquisition. Any difference between the cost of an asset acquisition and the fair value of the net assets acquired is allocated to the non-monetary identifiable assets based on their relative fair values. However, as of the date of acquisition, if certain assets are carried at fair value under other applicable GAAP the consideration is first allocated to those assets with the remainder allocated to the non-monetary identifiable assets based on a relative fair value basis.

Government Assistance
The Company adopted ASU 2021-10 Government Assistance on January 1, 2022. The Company accounts for the tax rebates received from the Australian Taxation Office ("ATO") under such guidance. The Company accounts for the rebates that it receives under the AusIndustry research and development tax incentive program under the income recognition model of IAS 20. Under this model, when there is reasonable assurance that the rebate will be received, the Company recognizes the income from the tax rebate as an offset to research and development expense during the period which the benefit applies to the research and development costs incurred. The Company received a tax rebate under the AusIndustry incentive program of $170,773 during the three and nine months ended September 30, 2023 related to incentives earned in the prior year and did not receive any tax rebate under the AusIndustry incentive program during the three and nine months ended September 30, 2022. As of September 30, 2023 and December 31, 2022, the Company recognized $526,516 and $179,687, respectively, in other current assets in its Condensed Consolidated Balance Sheets.
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
In accordance with ASC 450, Contingencies, subtopic 450-20, the Company does not reflect a contingency that may result in a gain until it is realized.
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
3. Asset Acquisitions
BRB Acquisition
On August 18, 2023, the Company acquired 100% of Bird Rock Bio Sub, Inc. pursuant to an Agreement and Plan of Merger and Reorganization, dated August 15, 2023 (Note 1). The purpose of the acquisition was to acquire BRB's clinical asset, nimacimab, an antibody targeting the CB1 receptor, for development to treat cardiometabolic conditions. Pursuant to the BRB Acquisition, the Company issued 3,872,184 shares of Skye common stock to the former preferred shareholders of BRB equal to $20,000,000 in base merger consideration priced at $5.16.
In addition, the former preferred shareholders of BRB were entitled to additional merger consideration for each dollar invested in the PIPE Financing (Note 7). Because the PIPE Financing and BRB Acquisition occurred contemporaneously and in contemplation of each other, in accounting for the transaction, the Company allocated the shares issued as additional merger consideration between the BRB Acquisition and PIPE Financing using a residual allocation method, whereby the fair value of the consideration transferred was first allocated to the monetary assets and PIPE Financing proceeds with the remainder allocated to the IPR&D asset. As a result, 1,564,194 additional shares of common stock were allocated to the BRB Acquisition.
Below is a summary of the total consideration, assets acquired and the liabilities assumed in connection with the BRB Acquisition:

	August 18, 2023

Purchase consideration
Common stock	$21,609,586	(a)
Total consideration	$21,609,586

Assets acquired and liabilities assumed:
IPR&D asset	$21,215,214
Cash and cash equivalents	1,076,740
Prepaid expenses	4,800
Accounts payable	(73,473)
Other current liabilities	(613,695)
Total net assets acquired	$21,609,586
(a) Equal to the aggregate common shares issued of 5,436,378, multiplied by the Company's closing stock price of $3.98 as of August 18, 2023.
The cost to acquire the IPR&D asset related to nimacimab was expensed on the date of the BRB Acquisition as it was determined to have no future alternative use. Accordingly, costs associated with the BRB Acquisition to acquire the asset were expensed as incurred.
Acquisition of Emerald Health Therapeutics, Inc.
On May 11, 2022, the Company entered into the Arrangement Agreement, as amended on June 14, 2022, July 15, 2022 and October 14, 2022, with EHT pursuant to a plan of arrangement under the Business Corporations Act (British Columbia). The EHT Acquisition was consummated on November 10, 2022 (the "Closing Date").
The primary purpose of the EHT Acquisition was to utilize EHT's remaining cash and cash equivalents and liquidate the primary real estate asset owned by EHT in order to fund the Company's operations. EHT is currently in the final stages of liquidating substantially all of its remaining assets, including AVI (Note 13). As of September 30, 2023, the Company has divested both of EHT's former operating entities. In negotiating the Exchange Ratio, the Company performed a review of EHT's assets and the costs expected to wind down operations. The remaining wind-down costs consist primarily of legal fees related to divesting of EHT’s assets and post-closing general corporate matters, other professional fees for accounting and tax, tax payments, insurance, contract termination costs and operational costs through the cease operations date at each site. As of September 30, 2023, the Company estimates that EHT will incur an additional $38,054 in wind-down costs. However, there are inherent risks and uncertainties around the ultimate liquidation value of EHT.

Divestiture of VDL
On November 10, 2022, EHT and C3, a third-party, entered into the Verdélite SPA, as amended, effective November 8, 2022, pursuant to which C3 would acquire all of the outstanding shares of VDL, the holder of EHT's most significant real estate asset.
On February 9, 2023, upon closing the transactions contemplated by the Verdélite SPA, the Company sold all of the outstanding shares of VDL for an aggregate purchase price of approximately $9,451,233. Prior to closing the EHT Acquisition, EHT received a $557,705 cash deposit, which was considered in the sale as of the closing date. Upon closing, the Company received gross proceeds, net of legal and advisory fees as of the closing date, of $5,532,266. The remainder of the purchase price will be paid as follows: (i) $370,350 will be payable in five (5) equal monthly installments payable on the last day of each month beginning on December 31, 2023, and ending April 30, 2024, with interest in accordance with the terms of the Verdélite SPA and (ii) $2,777,625 will be payable in three (3) equal installments on each of the 18-month, 30-month, and 42-month anniversaries of the VDL Closing Date, with interest in accordance with the terms of the Verdélite SPA. The Company recognized the sale of VDL when control transferred on February 9, 2023. In accordance with recognition guidance, the Company has determined to fully reserve for the remaining receivables and will record a gain on the sale when additional cash payments are received. For the nine months ended September 30, 2023, the Company has recorded a loss on sale of $307,086 based on the difference between the carrying amount of the assets sold and the net cash proceeds.

4. Other Current Assets and Liabilities

Other current assets consist of the following:

	As of September 30, 2023	As of December 31, 2022
AusIndustry incentive	$526,516	$179,687
Other tax receivables	324,089	204,480
Total other current assets	17,314	97,421
	$867,919	$481,588
Other current liabilities consist of the following:

	As of September 30, 2023	As of December 31, 2022
Research and development costs	$232,588	$40,597
EHT Acquisition - contingent liability	217,994	134,896
Legal fees	162,156	227,350
Professional fees	127,319	—
Travel and entertainment expenses	74,500	—
Deposit - Verdélite SPA	—	553,800
Other accrued liabilities	106,992	410,351
	$921,549	$1,366,994
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

Warrants
Warrants vested and outstanding as of September 30, 2023 are summarized as follows:

Source	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Warrants Outstanding
2015 Common Stock Warrants	$1,250.00	1.57	400
2016 Common Stock Warrants to Service Providers	287.50	3.09	160
2019 Common Stock Warrants	87.50	1.15	32,000
2020 Common Stock Warrants to Placement Agent	20.00	1.84	32,668
2021 Inducement Warrants	37.50	2.82	84,667
2021 Inducement Warrants to Placement Agent	47.00	2.82	5,927
2021 Common Stock Warrants	22.50	3.00	311,113
2021 Common Stock Warrants to Placement Agent	27.50	3.00	21,778
2022 Common Stock Warrants to Service Provider	10.00	0.50	8,000
November 2019 EHT Common Stock Warrants	72.25	1.17	34,213
November 2019 EHT Common Stock Warrants	37.25	1.25	3,783
December 2019 EHT Common Stock Warrants	37.25	1.36	80,694
August 2023 Convertible Note Common Stock Warrants	5.16	9.89	340,000
August 2023 PIPE Financing Common Stock Warrants	5.16	9.89	2,325,537
Total warrants outstanding as of September 30, 2023			3,280,940

As of September 30, 2023, all of the Company's warrants are fully vested.
August 2023 PIPE Financing Common Stock Warrants
In connection with the PIPE Financing (Note 7), the Company issued 2,325,537 common stock warrants. The warrants were equity classified at issuance and $4,784,894 of the gross proceeds from the PIPE Financing were allocated to the common stock warrants on a relative fair value basis. The warrants vested immediately and the fair value of $7,881,972 was determined using the Black-Scholes Merton option pricing model with the following assumptions:

August 18, 2023
Dividend yield	0.00%
Volatility factor	87.88%
Risk-free interest rate	4.26%
Expected term (years)	10
Underlying common stock price	$5.16
August 2023 Convertible Note Common Stock Warrants
In connection with the Convertible Note (See Note 6), the Company issued 340,000 common stock warrants. The warrants were equity classified at issuance and $931,576 of the gross proceeds from the Convertible Note were allocated to the common stock warrants on a relative fair value basis. The warrants vested immediately and the fair value of $1,144,886 was determined using the Black-Scholes Merton option pricing model with the following assumptions:

August 18, 2023
Dividend yield	0.00%
Volatility factor	87.88%
Risk-free interest rate	4.26%
Expected term (years)	10
Underlying common stock price	$5.16
February 2023 Sciences Warrant Exercises
Effective February 16, 2023, Company and Emerald entered into a Master Transaction Agreement (the "MTA"). Under the MTA, Emerald agreed to exercise 66,566 common stock warrants at $4.25 per share (the "MTA Warrants"). Under the MTA, the parties agreed that the aggregate proceeds from the exercise of the MTA Warrants of $282,905 was to be paid through a reduction of the Amended Credit Agreement owed by the Company to Sciences (Note 6). On February 22, 2023, the Company issued 66,566 shares of common stock to Emerald in connection with the exercise of the MTA Warrants (Note 5).
Derivative Liability
During the nine months ended September 30, 2023, the warrant shares underlying the Emerald Financing - warrant liability expired unexercised and the decrease in fair value during the nine months ended September 30, 2023 was nominal.
The following table summarizes the activity of the derivative liability for the period indicated:

	Nine Months Ended September 30, 2022
	December 31, 2021 Fair Value of Derivative Liability	Fair Value of Derivative Liability	Change in Fair Value of Derivative Liability	Reclassification of Derivative to Equity	September 30, 2022 Fair Value of Derivative Liability
Emerald Financing - warrant liability	$59,732	$—	$(59,406)	$—	$326
Total derivative liability	$59,732	$—	$(59,406)	$—	$326
Emerald Financing Warrant Liability
The Emerald Financing Warrants were issued during 2018 in connection with the Emerald Financing, and originally contained a price protection feature. In connection with the August 2020 Financing, the exercise price was permanently set to $25.00. The warrants contained a contingent put option in the event of a subsequent financing resulting in a change in control. The warrant holders also had the right to participate in certain subsequent financing transactions on an as-if converted basis.
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
The warrant liability is valued at the balance sheet date using the following assumptions:

December 31, 2022
Dividend yield	—%
Volatility factor	140.83%
Risk-free interest rate	4.21%
Expected term (years)	0.13
Underlying common stock price	$4.00

6. Debt
The Company’s convertible debt consists of the following:

	As of
	September 30, 2023	December 31, 2022
Total principal value of convertible note - related party, net of discount	$5,000,000	$—
Total principal value of convertible multi-draw credit agreement - related party	—	1,848,375
Unamortized debt discount	(831,989)	—
Unamortized debt issuance costs	(23,503)	—
Carrying value of total convertible debt - related party	$4,144,508	$1,848,375
Convertible Note - Related Party
On August 15, 2023, the Company entered into a Secured Note and Warrant Purchase Agreement with MFDI, LLC (“MFDI”), pursuant to which the Company issued to MFDI a $5,000,000 secured convertible promissory note (the "Convertible Note") and a warrant to purchase 340,000 shares of common stock on August 18, 2023 (the "Convertible Note Financing") (Notes 5 & 11). The Convertible Note bears interest at a rate of 10% per annum and matures on August 18, 2024, unless earlier repurchased or converted. The Convertible Note may be converted at any time and the conversion price is fixed at $5.16. Accrued interest will be payable quarterly within 30 days of the last day of each calendar quarter. The Company may prepay the principal or interest outstanding under the Note at any time without penalty.
In accounting for the Convertible Note, the Company allocated $4,068,424 in proceeds to the debt host and $931,576 in proceeds to the freestanding warrants based on relative fair value. The debt discounts of $931,576 and $26,316 related to the warrants, and debt issuance costs, respectively, are being amortized over the term of the Convertible Note using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense in Other expense within the Consolidated Statements of Operations. In addition, the Company recorded $6,026 in equity issuance costs as a deduction to additional paid in capital in the Statements of Stockholders' (Equity) Deficit.
For the three and nine months ended September 30, 2023, the effective interest rate on the Convertible Note was 31.39%.
Bridge Loan
On July 24, 2023, the Company entered into a loan agreement in the principal amount of $250,000 (the “Bridge Loan”) with MFDI, LLC. The Bridge Loan was obtained in order to provide bridge financing for the operations of the Company until it completed the BRB Acquisition. Concurrent with the closing of the BRB Acquisition, PIPE Financing and Convertible Note Financing, the Bridge Loan was cancelled and converted into an investment in the PIPE Financing (Note 7). All interest and rights related to the Bridge Loan were concurrently cancelled.
Multi-Draw Credit Agreement- Related Party
On October 5, 2018, the Company entered into the Credit Agreement with Sciences, a related party (Note 11). Between April 29, 2020 and March 29, 2021, the Company and Sciences entered into a series of Amendments until the disbursement line was closed on September 15, 2021. The amendments were considered a modifications for accounting purposes.
Advances under the Amended Credit Agreement were unsecured and accrued interest at an annual rate of 7%. The maturity date of the Amended Credit Agreement was extended to the earlier of (a) five business days after the closing of the sale of VDL (b) February 28, 2023 or (c) the Termination Date (as such term is defined in the Amended Credit Agreement). The terms of the Amended Credit Agreement provided that convertible advances and unpaid interest may be converted into common stock at the applicable fixed conversion price of the underlying advance, subject to customary adjustments for stock splits, stock dividends, recapitalizations, etc. Effective February 16, 2023, upon entering the MTA, the remaining principal balance plus accrued interest was offset by the aggregate exercise price of $282,905 from the exercise of the MTA Warrants (Note 5) and the Company induced conversion by reducing the conversion price of the Amended Credit Agreement from $100.00 to $9.65. The remaining balance of $1,597,236 was converted into 165,517 shares of common stock of the Company. In connection with the induced conversion, the Company recorded a debt conversion inducement expense of $1,383,285 equal to the fair value of the incremental shares issued upon conversion.
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
Insurance premium loan payable
On February 28, 2023, the Company entered into an annual financing arrangement for a portion of its Directors and Officers Insurance Policy (the “D&O Insurance”) with First Insurance Funding in an amount of $203,884. The loan is payable in equal monthly installments of $22,654, matures in January 31, 2024, and bears interest at a rate 4.24% per annum. As of September 30, 2023, a total of $67,961 and $22,654, remains financed in prepaid expenses and insurance premium loan payable, respectively.
Interest Expense
The Company’s interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Related party interest expense – stated rate	$60,274	$44,086	$76,227	$130,824
Insurance premium loan payable – stated rate	2,162	1,602	5,764	4,273
Legal judgment interest (income) expense	(23,320)	—	158,851	—
Bond premium	59,930	—	59,930	—
Premium on irrevocable letter of credit	69,861	—	69,861	—
Other interest expense	—	—	3,102	—
Non-cash interest expense:
Amortization of debt discount	99,587	165,082	99,587	479,133
Amortization of transaction costs	2,813	459	2,813	1,333
	$271,307	$211,229	$476,135	$615,563
7. Stockholders’ Equity and Capitalization
Common Stock
BRB Acquisition
On August 18, 2023, the Company issued an aggregate of 5,436,378 shares of common stock in connection with the BRB Acquisition (Note 3).
PIPE Financing
Concurrent with the BRB Acquisition and Convertible Note Financing, on August 15, 2023, the Company entered into the PIPE Financing, pursuant to which on August 18, 2023, the Company issued an aggregate of 2,989,981 shares of common stock and accompanying warrants to purchase up to 2,325,537 shares of common stock (the "August 2023 PIPE Financing Common Stock Warrants" - Note 5) for an aggregate purchase price of $12,000,000. The PIPE Financing was priced at $5.16 per share based on the 60-day volume-weighted average share price preceding August 15, 2023. The two lead investors in the PIPE Financing were also former preferred shareholders of BRB. As an incentive to participate in the PIPE Financing, the Agreement and Plan of Merger and Reorganization with BRB entitled each BRB stockholder participating in the PIPE Financing an additional share of common stock for every share of common stock purchased in the PIPE Financing. As a result, the two former BRB preferred shareholders who participated in the PIPE Financing were issued an additional 2,228,638 shares of common stock. Because the PIPE Financing and BRB Acquisition occurred contemporaneously and in contemplation of one another, the Company allocated 664,444 of the common shares issued in the BRB Acquisition to the PIPE Financing (Note 3).
In connection with the PIPE Financing, the Company incurred $265,053 in direct equity issuance costs for net proceeds of $11,734,947.
Warrant Exercises
During the nine months ended September 30, 2023, 66,566 of the outstanding stock warrants held by Sciences in conjunction with the MTA, with an intrinsic value of $332,830 were exercised in exchange for 66,566 shares of common stock for gross proceeds of $282,905 (Note 5).

Induced Conversion of Amended Credit Agreement
During the nine months ended September 30, 2023, the Company issued 165,517 shares of common stock to Sciences. The shares were issued in conjunction with the MTA, in exchange for the remaining principal balance plus accrued interest less the aggregate exercise price of $282,905 from the exercise of the MTA Warrants in the amount of $1,597,236 at a conversion price of $9.6500 (Note 5).
8. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, the Board of Directors approved the Company’s 2014 Omnibus Incentive Plan (the “2014 Plan”).
On June 14, 2022, in connection with the EHT Acquisition, the Board approved the 2014 Amended and Restated Omnibus Incentive Plan (the “2014 Amended and Restated Plan”) which replaced the 2014 Plan in its entirety. The 2014 Amended and Restated Plan, among other things, fixed the number of shares that can be issued under the plan to 364,879, provided that each January 1 beginning in 2023 and ending on (and including) January 1, 2032, the number of shares will increase by 5% of the outstanding shares of Common Stock as of the prior December 31, unless the Board of Directors of the Company decides to a lesser increase.
On September 30, 2022, the 2014 Amended and Restated Plan was approved by the shareholders. The 2014 Amended and Restated Plan authorizes the issuance of awards including stock options, stock appreciation rights, restricted stock, stock units and performance units to employees, directors, and consultants of the Company.
On September 29, 2023, the Board approved certain stock option and restricted stock unit grants contingent upon approval by the shareholders of the Company of an Amendment to the 2014 Amended and Restated Plan, which amendment was effective on November 6, 2023. Therefore, as of September 30, 2023, the Company had a deficit in the authorized share pool of 751,463 shares under the 2014 Amended and Restated Plan. Refer to Note 13 for further information.
Stock Options
The following is a summary of option activities under the Company’s 2014 Amended and Restated Plan for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2022	171,980	$45.00	7.14	$—

Granted	322,479	3.59		—
Exercised	—	—
Cancelled	(37,404)	112.53
Forfeited	(14,252)	14.51
Outstanding, September 30, 2023	442,803	$9.73	9.12	$—
Exercisable, September 30, 2023	100,389	$26.73	7.26	$—
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2023 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2023, was $3.08.
The fair value of the Company's stock option grants were estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

Nine Months Ended September 30, 2023
Dividend yield	—%
Volatility factor	87.9 - 127.0%
Risk-free interest rate	3.86 - 4.61%
Expected term (years)	5.27 - 6.08
Restricted Stock Units
On December 14, 2021, the Company granted restricted stock units (“RSUs”) to its executive management team. The RSUs cliff vest 33% per year on the anniversary of the grant date over a three year period. As of September 30, 2023, 10,665 RSUs with a weighted-average grant-date fair value of $14.43 per share remain unvested.
On August 25, 2023, the Company granted RSUs to its executive management team and to certain members of the Board with market and performance based conditions. The RSUs are eligible to vest subject to the achievement and attainment of certain market capitalization target goals (market-based conditions) or the achievement of a successful exit (a performance-based condition); provided, however, that no RSUs shall vest until the Compensation Committee of the Board determines that shares can be sold into the market to cover withholding tax obligations associated with the vesting of the RSUs. As of September 30, 2023, 832,445 RSUs with a weighted average grant date fair value of $2.56 per share remain unvested.
The Company used the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market and performance conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.

The fair value of the Company's performance-based RSUs were estimated on the date of grant under the following assumptions:

Nine Months Ended September 30, 2023
Dividend yield	$—
Volatility factor	87.4- 87.9%
Risk-free interest rate	4.21- 4.54%
Derived service periods (years)	1.20 - 3.67
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation expense, including compensation expense for warrants with vesting provisions issued to a service provider (Note 5), and the RSUs discussed above, in its Unaudited Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$33,724	$23,966	$90,725	$64,507
General and administrative	126,483	120,158	303,932	361,339
	$160,207	$144,124	$394,657	$425,846
The total amount of unrecognized compensation cost was $3,573,151 as of September 30, 2023. This amount will be recognized over a weighted average period of 4.08 years.

9. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30, (Unaudited)
	2023	2022	2023	2022
Basic EPS and diluted EPS:

Loss (Numerator)
Net loss	$(24,945,834)	$(3,127,283)	$(33,224,854)	$(9,589,960)

Shares (Denominator)
Weighted average common shares outstanding	7,880,546	1,983,700	5,207,411	1,983,566
Per-Share Amount	$(3.17)	$(1.58)	$(6.38)	$(4.83)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2023	2022	2023	2022
Stock options	442,803	151,020	442,803	151,020
Common shares underlying convertible debt	980,673	22,644	980,673	22,644
Warrants	3,280,940	544,753	3,280,940	544,753
Unvested restricted stock units	843,110	16,000	843,110	16,000

10. Significant Contracts - University of Mississippi
UM 5050 and UM 8930 License Agreements
In July 2018, the Company renewed its ocular licenses for UM 5050 and UM 8930. On May 24, 2019, the ocular delivery licenses were replaced by “all fields of use” licenses for both UM 5050 and UM 8930 (collectively, the “License Agreements”). Pursuant to the License Agreements, UM granted the Company an exclusive, perpetual license, including, with the prior written consent of UM, not to be unreasonably withheld, the right to sublicense the intellectual property related to UM 5050 and UM 8930 for all fields of use.
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
Each License Agreement continues, unless terminated, until the later of the expiration of the last to expire of the patents or patent applications within the licensed technology, and the expiration of the Company’s payment obligations under such License Agreement. UM may terminate each License Agreement by giving written notice of termination upon the Company’s material breach of such License Agreement, including failure to make payments or satisfy covenants, representations or warranties without cure, noncompliance, a bankruptcy event, the Company’s dissolution or cessation of operations, the Company’s failure to make reasonable efforts to commercialize at least one product or failure to keep at least one product on the market after the first commercial sale for a continuous period of one year, other than for reasons outside the Company’s control, or the Company’s failure to meet certain pre-established development milestones. The Company may terminate each License Agreement upon 60 days’ written notice to UM.
As of September 30, 2023, the Company has paid the fee due for the notice of patent allowance for the proprietary molecule under the UM 8930 License Agreement. In July 2022, the Company met milestone i) above under its UM 5050 license agreement upon submission of our application for authorization to conduct the Company's Phase 1 trial of SBI-100 OE to the Therapeutic Goods Administration in Australia. As of September 30, 2023, none of the other milestones under these license agreements have been met.
11. Related Party Matters
Emerald Health Sciences
In January 2018, the Company entered into a securities purchase agreement with Sciences pursuant to which Sciences purchased a majority of the equity interest in the Company, resulting in a change in control (the "Emerald Financing"). While Sciences no longer maintains a controlling interest in the Company, MFDI has significant influence over Sciences and has been issued the Convertible Note from the Company (Note 6) and participated in the PIPE Financing (Note 7). As of September 30, 2023, the Amended Credit Agreement has been extinguished and all of the warrants held by Sciences were exercised pursuant to the MTA (Notes 5 & 6).
On May 18, 2022, Jim Heppell resigned from the Company's Board of Directors and concurrently entered into a consulting agreement with the Company pursuant to which Mr. Heppell provided services mutually agreed upon with the Company. The consulting agreement had an initial minimum term of one year. Under the consulting agreement, Mr. Heppell was entitled to a monthly fee of $6,300, which was increased to $16,600 per month upon the closing of the EHT Acquisition. The consulting agreement provided Mr. Heppell with a termination payment of $74,700 on March 1, 2023, equal to the monthly fees through the then-remaining term of the agreement if Mr. Heppell’s engagement was terminated by the Company without cause. In addition, Mr. Heppell was awarded 16,000 stock options which are subject to certain performance and other conditions. On February 9, 2023, the Company provided notice and terminated the consulting agreement with Mr. Heppell effective March 11, 2023. During the nine months ended September 30, 2023, the first tranche of stock options issued to Mr. Heppell were cancelled, unexercised, and the second tranche of stock options were cancelled upon the closing of the Verdélite SPA. The Company accounted for the consulting contract as an in-substance severance arrangement. During the three and nine months ended September 30, 2023, no severance expense was recognized. As of September 30, 2023, the Company no longer has any obligations or business relationship with Mr. Heppell.
Effective March 10, 2023, Mr. Heppell was removed from the Board of Sciences and no longer serves as Sciences CEO.
VivaCell Biotechnology España, S.L.U (formerly known as Emerald Health Biotechnology España, S.L.U.)
In 2021, the Company entered into two separate Agreements pursuant to a Master Services Agreement with VivaCell Biotechnology España, S.L.U ("VivaCell"), a subsidiary of Emerald Health Research, Inc., which is 100%-owned by Sciences. Under the Agreements, VivaCell will provide research and development services pursuant to agreed-upon project plans for the research and development of SBI-200 and the preclinical development services for novel derivatives. Payment for services are based on the negotiated amounts for the completion of agreed upon objectives as provided in the Agreements. The Company did not incur any expenses for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company incurred $0 and $87,926, respectively, in expenses under the Agreements. As of December 31, 2022, the Company recognized prepaid asset in the amount of $8,056.
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
The Company has agreed to pay to VivaCell a royalty based on any and all licensing revenue or other consideration paid to the Company by a third-party licensee, assignee or purchaser of intellectual property rights created under the ESRA. For the three and nine months ended September 30, 2023, and September 30, 2022, the Company incurred $0 and $50,000, and $50,000 and $150,000, respectively, in research and development expenses related to the retainer under the ESRA. As of September 30, 2023, and December 31, 2022, the Company has recognized $0 and $50,000 in accounts payable - related parties, respectively, related to the retainer under the ESRA.
On March 1, 2022, the Company entered into a research project with VivaCell under the ESRA Agreement for the development of a screening platform for anteroposterior ocular diseases. The project budget is $190,500. For the three and nine months ended September 30, 2023, and September 30, 2022, the Company incurred $0 and $39,167, and $47,000 and $167,000, respectively, of research and development expenses under the ESRA. As of September 30, 2023, and December 31, 2022, the Company recognized $0 and $7,835 in other current liabilities, and $0 and $47,001 in accounts payable- related parties under this agreement.
On May 8, 2023, the Company terminated the ESRA effective March 31, 2023, and Vivacell waived the required notice period under the ESRA.
Management Conflicts
Until the date of the EHT Acquisition, the Company's CEO, Punit Dhillon, was a board member of the Company and EHT (Note 3).
On February 28, 2022, the Company entered into a standard consulting agreement with the CEO's brother. Compensation under the agreement is for a rate of approximately $73 per hour. The consulting agreement may be terminated by either party upon providing 15 days of advance notice. For the three and nine months ended September 30, 2023, and September 30, 2022, the Company incurred $0 and $47,590, and $0 and $8,595, respectively, in consulting expenses in general and administrative expenses under this agreement. As of September 30, 2023 and December 31, 2022, the Company recognized $0 and $12,511, in other current liabilities. Effective June 30, 2023, this contract was terminated.
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
For the three and nine months ended September 30, 2023 and 2022, lease expense was $26,076 and $71,910, $22,675 and $68,026, respectively, from the Company's non-cancellable operating lease.
The remaining lease term and discount rate related to the operating lease are presented in the following table:

September 30, 2023
Weighted-average remaining term – operating lease (in years)	3.08
Weighted-average discount rate – operating lease	15%

Future minimum lease payments as of September 30, 2023 are presented in the following table:

Year:
2023	$25,427
2024	103,216
2025	106,313
2026	90,797
Total future minimum lease payments:	325,753
Less imputed interest	(66,566)
Total	$259,187
Reported as:

Operating lease liability	$68,677
Operating lease liability, net of current portion	190,510
Total lease liability	$259,187
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
Wendy Cunning vs Skye Bioscience, Inc.

The Company is a party to a legal proceeding with a former employee alleging, among other things, wrongful termination, violation of whistleblower protections under the Sarbanes-Oxley Act of 2002, and retaliation under California law against the Company relating to certain actions and events that occurred with the Company's former management during the employee's employment term from March 2018 to July 2019. The case, entitled Wendy Cunning vs Skye Bioscience, Inc., was filed in U.S. District Court (the "District Court") for the Central District of California (the “Cunning Lawsuit”). On January 18, 2023, a jury rendered a verdict in favor of Ms. Cunning and awarded her $512,500 in economic damages (e.g., lost earnings, future earnings and interest), $840,960 in non-economic damages (e.g., emotional distress) and $3,500,000 in punitive damages. On February 13, 2023, the Company received the final judgment on the special verdict (the "Final Judgment") from the District Court.
On August 2, 2023, the District Court ruled on the plaintiff's motion for attorney fees and awarded the plaintiff $1,200,008. Based on this order, the Company reduced the aggregate estimate for the legal contingency by $151,842, the difference between the attorney fees awarded by the District Court and the Company's previous estimate.
Immediately prior to the closing of the PIPE Financing, on August 17, 2023, the Company obtained a stay on enforcement of the judgment in the Cunning Lawsuit by posting an appeal bond in the amount of $9,080,202.
On October 19, 2023, the Company received the final orders from the District Court denying the post-trial motions that the Company filed with the District Court in March 2023 seeking judgment as a matter of law, a new trial, and/or a reduction of the judgment. Additionally, in March of 2023, the Company appealed the judgment in the Cunning Lawsuit to the Ninth District Court of Appeals, which is moving forward now that the District Court has ruled on the post-trial motions.
The Company strongly believes that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. The Company is challenging the verdict in the Ninth District Court of Appeals and is pursuing reimbursement under its existing insurance policies, but given the jury verdict, the Company has determined that a loss is probable and accordingly have recorded a legal contingency expense and a current balance sheet liability for the total amount of the jury verdict. The Company has recorded an aggregate estimate for the legal contingency of $6,053,468 plus accrued interest of $158,851 at an annual interest rate of 4.9% on the judgment and 5.38% on the legal fees, which is determined by the Superior Court of California. Depending on the judge's final order on the post-trial motions and appeal, it is reasonably possible that the legal contingency booked could materially change after the issuance of these financials.
For the three and nine months ended September 30, 2023, the Company recorded interest income of $23,320 and expense of $158,851, respectively, which is reflected as an increase to the estimated legal contingency on the Condensed Consolidated Balance Sheet (Note 6).

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
On April 17, 2023, Partner Re filed a motion to dismiss the Company's complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). On June 20, 2023, the judge issued a final ruling in favor of the Company and denied Partner Re's motion to dismiss the Company's lawsuit. In its ruling, the Court rejected Partner Re's primary basis for denying coverage.
Based on the outcome, the Company is pursuing up to $5,000,000 in coverage less the deductible to cover legal expenses incurred and the final verdict or settlement of the Cunning Lawsuit.
13. Subsequent Events
Increase to Authorized Shares of Capital Stock
On September 29, 2023, the Board and stockholders representing a majority of the voting power of the outstanding shares of voting stock of the Company (the “Majority Stockholders”) adopted resolutions by unanimous written consent approving an amendment to the Articles of Incorporation of the Company (the “Charter Amendment”) to increase its authorized shares of common stock to 100,000,000. The Company filed the Charter Amendment with the Nevada Secretary of State on November 6, 2023.
Increase to Authorized Equity Incentive Pool under the 2014 Amended and Restated Plan
On September 29, 2023, the Board and Majority Stockholders adopted and approved Amendment No. 1 to the 2014 Amended and Restated Plan. Amendment No. 1 to the 2014 Amended and Restated Plan became effective on November 6, 2023. The 2014 Amended and Restated Plan was amended to increase the aggregate number of shares of the Company’s common stock authorized for issuance under the Plan to 1,846,883 shares of common stock, while retaining the automatic share replenishment feature which provides that each January 1 beginning in 2024 and ending on (and including) January 1, 2032 the number of shares will increase by 5% of the outstanding shares of common stock as of the prior December 31 of the preceding calendar year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three and nine months ended September 30, 2023 and 2022, together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
Unless otherwise provided in this Quarterly Report, references to “we,” “us,” “our” and “Skye” in this discussion and analysis refer to Skye Bioscience, Inc., a Nevada corporation, together with its wholly owned subsidiaries, Nemus, a California corporation, SKYE Bioscience Pty Ltd ("SKYE Bioscience Australia"), an Australian proprietary limited company, Bird Rock Bio Sub, Inc., a Delaware corporation, Emerald Health Therapeutics, Inc. ("EHT"), Avalite Sciences, Inc. ("AVI"), Ruiyi Acquisition Corporation, a Delaware corporation and Verdélite Sciences, Inc. ("VDL") through date of disposition.
About Skye Bioscience, Inc.
We are a clinical stage pharmaceutical company focused on the discovery and development of drugs targeting the endocannabinoid system, initially focused on the CB1 receptor to address glaucoma and metabolic conditions. We believe we have a strategy that leverages biologic targets with substantial human proof-of-mechanism for the development of first-in-class therapeutics with significant clinical and commercial differentiation. Nimacimab, a negative allosteric modulating antibody, inhibits peripheral CB1 with the potential for beneficial safety and tolerability based on its limited central nervous system penetration. Therapies to modulate cardiometabolic diseases are growing strongly based on multiple receptor targets and pathways. CB1 inhibition and, notably, peripheral CB1 inhibition are recognized as having significant development potential within the cardiometabolic space. We plan to start a Phase 2 study of nimacimab for cardiometabolic disease, including an assessment of obesity/weight loss, in the first half of 2024.
SBI-100 Ophthalmic Emulsion (OE) possesses a novel molecular structure and nanoemulsion formulation that were designed to enable effective topical delivery and better penetration of a CB1 agonist into ocular tissue. In preclinical studies involving three different species, the drug resulted in enhanced therapeutic efficacy and duration of response in lowering intraocular pressure, comparing favorably to the standard of care for treating glaucoma. Enrollment completed in June 2023 for the Phase 1 clinical study of SBI-100 OE. In this randomized, double-masked, placebo-controlled study in healthy volunteers, there were single and multiple ascending dose arms assessing different concentrations of SBI-100 OE as well as placebo. We subsequently reported that SBI-100 OE met the primary endpoint and was deemed safe and well-tolerated, with no drug-related serious adverse events; treatment-related adverse events were consistent with topically-applied eye treatments; any discomfort/pain upon administration of SBI-100 OE reported was transient and resolved on average in less than 15 minutes; no study participants dropped out due to SBI-100 OE; there was a low rate of hyperaemia (8.4%); and in a sub-set of healthy volunteers enrolled in the study with higher baseline intraocular pressure (IOP) (>17 mm Hg), we saw a 23% mean reduction in IOP.
SBI-100 OE Phase 2 study will be a double-masked, randomized, placebo-controlled clinical trial that is planned to include 54 patients with primary open-angle glaucoma ("POAG") or ocular hypertension ("OHT"). The primary objective is to evaluate the safety and effectiveness of two dose levels of SBI-100 OE compared to placebo in patients with elevated intraocular pressure. Data from the Phase 1 study support the use of 0.5% and 1.0% concentrations of SBI-100 OE. Patients will receive drug product at these concentrations or placebo. Interim analysis of intraocular pressure data is expected to be reported in the first half of 2024 following completion of 50% of treated patients.
Our Product Candidates and Significant Contracts
Refer to our more recent Form 10-K filed with the Securities Exchange Commission for information regarding our product candidates and significant contracts.

General Trends and Outlook
We believe we have a well-defined clinical development plan and regulatory pathway with clear endpoints for market authorization for SBI-100 OE. Our team established these plans by using its expertise in drug development and obtaining advice from key opinion leaders, investigators and other experts in the respective fields of disease that have been involved with the most recent FDA drug approvals in glaucoma. We are similarly defining the path forward for nimacimab, initially in a cardiometabolic indication. We believe nimacimab adds significant value to our clinical pipeline. Like SBI-100 OE, nimacimab is a first-in-class molecule that specifically targets the CB1 receptor. While SBI-100 OE activates the CB1 receptor, nimacimab is a novel peripherally-restricted, negative allosteric modulating antibody that inhibits CB1 signaling.
There is a broad but interesting parallel between SBI-100 OE and nimacimab. Just as there is evidence that certain diseases are associated with upregulated CB1 signaling, the use of CB1 inhibitors has been shown to be efficacious in models of disease including obesity, pulmonary fibrotic diseases, fibrotic liver disease, and kidney disease. However, in the first generation of CB1 inhibitors, the therapeutic window between efficacy in these diseases and central nervous system liabilities was very limited. Serious adverse effects, including anxiety and depression, have been observed. More recently, new second-generation small molecule therapeutics have been chemically modified to make them more “peripherally restricted” to limit the amount of drug that enters the brain. Some molecules in this class of peripherally-restricted CB1 inhibitors may still have issues associated with potential CNS-related activity.
We believe nimacimab, which is a new and distinct class of CB1 inhibitor, has the potential to become the leader in this space. First, nimacimab inhibits CB1 signaling in our in vitro models when compared to well-established clinical and control compounds. Second, as an antibody, which is a large molecule, nimacimab does not readily cross the blood brain barrier. This is highlighted in rigorous preclinical studies which demonstrated in cynomolgus and rhesus monkeys that there is negligible accumulation of nimacimab in the brain and cerebral spinal fluid, even at doses significantly higher than the anticipated effective doses in humans. There was also no nimacimab-related toxicity observed in IND-enabling non-human primate toxicology studies, including neurological observations, indicating nimacimab is restricted from entering the brain. Finally, Phase 1 studies showed no negative impact on cognitive function or effects of anxiety or depression. In addition, clinical studies showed an acceptable level of bioavailability following subcutaneous administration, limited anti-drug antibody formation, and a half-life of approximately 18 and 22 days for subcutaneous and intravenous delivery, respectively. Taken together, we believe these data support the promise of safely and effectively targeting peripheral CB1 receptors to treat disease with nimacimab without potential central nervous system liabilities.
The glaucoma market is projected to grow at a 6.5% CAGR from 2021 to 2028, reaching an estimated value of $10.6 billion. Key drivers include the aging global population, increased disease awareness, and advancements in diagnostic techniques and therapeutics. Collectively, there has been relatively modest development of novel therapeutics to treat glaucoma, with a trend towards generics and fixed combinations of agents already in the market. The addition of a new class of glaucoma therapeutics to the current market landscape would provide another treatment option for physicians. The glaucoma arena continues to provide opportunity for new therapeutics given that existing drugs that can be very effective in lowering IOP cannot always sustain this efficacy over long periods of time. Patient tolerance to a particular drug’s mechanism of action often results in declining impacts on IOP. The same classes of drugs have been the primary prescribed medicines for decades and development of drugs using new mechanisms of action ("MOA") is very limited.
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

As of September 30, 2023, we had a working capital of $1,567,627 and an accumulated deficit of $99,962,619. As of September 30, 2023, we had unrestricted cash in the amount of $5,126,245. For the nine months ended September 30, 2023 and 2022, we incurred losses from operations of $30,648,916 and $9,028,662, respectively. For the three and nine months ended September 30, 2023 and 2022, we incurred net losses of $24,945,834 and $3,127,283, and $33,224,854 and $9,589,960, respectively. We expect to continue to incur significant losses through 2023 and expect to incur significant losses and negative cash flows from operations in the future. We have a near-term need for substantial additional funds in order to continue our operations, and it is uncertain whether we will be able to obtain the funding we need. See “Liquidity and Capital Resources” in this MD&A for further information.
Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to accrued expenses, the percentage of completion as it relates to our clinical accruals, financing operations, contingencies, the fair value of assets acquired in the acquisition, and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our condensed consolidated financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. We believe that certain accounting policies related to fair value measurements, stock-based compensation expense, loss per common share, commitments and contingencies, asset acquisitions, and assets held for sale to be critical accounting policies that require the use of significant judgements and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.
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
Results of Operations
Our results of operations have fluctuated from period to period and may continue to fluctuate in the future, based upon the progress of our clinical trials, our research and development efforts, variations in the level of expenditures related to investor relations and seeking new sources of capital, debt service obligations during any given period, and the uncertainty as to the extent and magnitude of the residual global impacts international conflicts such as supply chain disruptions and inflation. Results of operations for any period may be unrelated to results of operations for any other period. In addition, historical results should not be viewed as indicative of future operating results.
For the three months ended September 30, 2023 and 2022
Research and Development Expenses
Research and development expenses included the following:

•	license fees;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party contract research organizations and investigative sites; and

•	payments to third party manufacturing organizations and consultants.
We expect to incur future research and development expenditures to support our preclinical and clinical studies. Preclinical activities include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess safety and efficacy. Clinical studies include our Phase 1 study for SBI-100 OE, which was completed in the fourth quarter of 2023 in Australia, we expect to dose the first patient in our Phase 2 study for SBI-100 OE in the fourth quarter of 2023, and we are planning for our Phase 2 study of nimacimab, which will target cardiometabolic disease including obesity.
Below is a summary of our research and development expenses during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Research and development expenses	$1,254,653	$1,781,724	$(527,071)	(30)%

Research and development expenses for the three months ended September 30, 2023, decreased by $527,071 as compared to the three months ended September 30, 2022. The net decrease in research and development expenses was primarily due to a decrease of $832,104 in contract manufacturing costs from the completion of the manufacture of our Phase 1 clinical trial material last year in anticipation of the start of our Phase 1 clinical study for SBI-100 OE. This decrease was offset by an increase of $342,155 in clinical study costs due to the completion of dosing in our Phase 1 clinical study in Australia this quarter. Other notable fluctuations included a decrease in license fees of approximately $100,000 from a 2022 milestone payment due to the University of Mississippi for the filing of our NDA and an increase of $141,286 in salaries related to higher headcount and the onboarding of our Chief Scientific Officer in December 2022.
Cost to acquire IPR&D asset

Below is a summary of our cost to acquire the IPR&D asset during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Cost to acquire IPR&D asset	$21,215,214	$—	$21,215,214	100%

Cost to acquire the IPR&D asset for the three months ended September 30, 2023, increased by $21,215,214 as compared to the three months ended September 30, 2022. The increase is due to the cost of the acquired IPR&D in the BRB Acquisition.

General and Administrative Expenses
Total general and administrative expenses for the three months ended September 30, 2023 and 2022, were as follows:

	Three Months Ended September 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
General and administrative expenses	$2,235,899	$1,140,558	$1,095,341	96%
General and administrative expenses for the three months ended September 30, 2023, increased by $1,095,341 as compared to the three months ended September 30, 2022. The increase in general and administrative expenses was due to increases in board fees, other professional fees and travel of $371,427, $715,967 and $50,422, respectively. These increases were the result of the BRB Acquisition, PIPE Financing, the Convertible Note Financing, the execution of the reverse stock split, and preparation for the 14C Information Statement filing during the third quarter of 2023. The increase was offset by decreases of $153,383 and $62,997 in other business expenses and investor relations costs, respectively, as the Company decreased other general expenses in order to extend its cash runway while closing the PIPE Financing.

Other Expense
Total other expense for the three months ended September 30, 2023 and 2022, was as follows:

	Three Months Ended September 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Change in fair value of derivative liability	$—	$(6,228)	$6,228	(100)%
Interest expense	271,307	211,229	60,078	28
Interest income	(16,562)	—	(16,562)	—
Wind-down costs	(14,677)	—	(14,677)	—
Total other expense	$240,068	$205,001	$35,067	17%
For the three months ended September 30, 2023, we had net other expense of $240,068 related primarily to an increase in interest expense from the premiums on the irrevocable letter of credit and appeal bond for the Cunning Lawsuit, and an increase in related party interest expense from the Convertible Note. The increases in interest expense were offset by a decrease in non-cash amortization on debt discounts. The overall increase in other expense was offset by interest income earned on the restricted cash collateralizing the irrevocable letter of credit and an adjustment to wind-down costs for the settlement of contingent liabilities. The derivative liability expired during the first quarter of 2023.
For the nine months ended September 30, 2023 and 2022
Below is a summary of our research and development expenses during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Research and development expenses	$4,227,967	$4,474,531	$(246,564)	(6)%
Research and development expenses for the nine months ended September 30, 2023 decreased by $246,564 as compared to the nine months ended September 30, 2022. The decrease in research and development expenses was primarily due to decreases of $309,888, $186,877 and 108,194 in clinical contract costs consulting expense and license fees, respectively. These decreases related to the delay of certain preclinical toxicity studies, a decrease in our use of consultants, and the achievement of a milestone under our contract with the University of Mississippi last year. These decreases were offset by a increases in other expenses and salaries of $71,391and $276,436, respectively.
Cost to acquire IPR&D asset

Below is a summary of our cost to acquire IPR&D asset during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Cost to acquire IPR&D asset	21,215,214	—	$21,215,214	100%

Cost to acquire IPR&D asset for the nine months ended September 30, 2023, increased by $21,215,214 as compared to the nine months ended September 30, 2022. The increase is due to the cost of the acquired IPR&D in the BRB Acquisition.

General and Administrative Expenses
Total general and administrative expenses for the nine months ended September 30, 2023 and 2022, were as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
General and administrative expenses	$5,357,577	$4,554,131	$803,446	18%
General and administrative expenses for the nine months ended September 30, 2023, increased by $803,446 as compared to the nine months ended September 30, 2022. The increase in general and administrative expenses was due to increases in board fees and professional fees of $317,957 and $576,966, respectively. These increases were the result of the BRB Acquisition, PIPE Financing, Convertible Note Financing, the execution of the reverse stock split, and preparation for the 14C Information Statement filing during the third quarter of 2023. The increase was offset by decreases of $88,752 and $79,345 in other business expenses and salaries and fringe benefits, respectively. These decrease reflected the adjustment to the Cunning Lawsuit accrual, a decrease to the bonus, and less severance paid in 2023.

Estimated Legal Contingency
Total other expense for the nine months ended September 30, 2023 and 2022, was as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Estimated legal contingency	$(151,842)	$—	$(151,842)	100%

Estimated legal contingency for the nine months ended September 30, 2023, related to a reduction of legal fees from the court order related to a legal contingency of $6,212,319 for the Cunning Lawsuit.

Other Expense
Total other expense for the nine months ended September 30, 2023 and 2022, was as follows:

	Nine Months Ended September 30,
	2023	2022	$ Change 2023 vs. 2022	% Change 2023 vs. 2022
Change in fair value of derivative liabilities	$(3)	$(59,406)	$59,403	(100)%
Interest expense	476,135	615,563	(139,428)	(23)
Interest income	(49,669)	—	(49,669)	—
Loss from asset sale	307,086	—	307,086	—
Debt conversion inducement expense	1,383,285	—	1,383,285	—
Wind-down costs	455,504	—	455,504	—
Total other expense	$2,572,338	$556,157	$2,016,181	363%
For the nine months ended September 30, 2023, we had net other expense of $2,572,338 related primarily to the debt conversion inducement expense from the reduction of the conversion price on our Amended Credit Agreement with Sciences, which resulted in the conversion of the Amended Credit Agreement in February of 2023. The conversion also resulted in lower interest expense during the period, which was also a result of a lower outstanding principal balance on the Amended Credit Agreement when comparing the nine months ended September 30, 2023 and 2022, offset by interest expense related to the Cunning Lawsuit. In addition, we recognized losses related to the wind-down of EHT of $455,504 and $307,086 from the divestiture of VDL, the wind-down costs consisting primarily of professional fees. The derivative liability expired during the first quarter of 2023.
For the nine months ended September 30, 2022, we had net other expense of $556,157 related to interest expense and a gain from the change in fair value of derivative liabilities. The primary reason for the gain on the change in fair value of our derivative liabilities was due to a decrease in our stock price and volatility, for the period ended September 30, 2022.
Liquidity, Going Concern and Capital Resources
Liquidity and Going Concern
We have incurred operating losses and negative cash flows from operations since our inception and as of September 30, 2023, we had working capital of $1,567,627, an accumulated deficit of $99,962,619, and stockholders’ equity of $1,695,258. We had unrestricted cash in the amount of $5,126,245 as of September 30, 2023, as compared to $1,244,527 as of December 31, 2022. For the nine months ended September 30, 2023 and 2022, the Company incurred losses from operations of $30,648,916 and $9,028,662, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred net losses of $33,224,854 and $9,589,960, respectively.
We expect to continue to incur significant losses and negative cash flows from operations through 2023 and into the foreseeable future. We anticipate that we will continue to incur net losses in order to advance and develop potential drug candidates in preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. Historically, we have funded our operations primarily through the issuance of equity securities, borrowings from a related party, and strategic transactions and acquisitions.

Our continued existence is dependent on our ability to raise additional funding immediately to cover operating expenses and to carry out our research and development activities. The commencement of our clinical studies in December 2022, have resulted in an increase in our research and development spending and cash used in operating activities throughout 2023. During the nine months ended September 30, 2023, management implemented cost-cutting measures to extend its cash runway while searching for additional financing. These measures included the deferral of payments to employees, the postponement of certain nonclinical studies, a hold on non-essential travel and hiring, and the deferral of certain operational contracts. On August 18, 2023, we entered into the BRB Acquisition and PIPE Financing which provided us with the necessary funds to continue operations into the first quarter of 2024 and appeal the Cunning Lawsuit. However, we will still need to obtain near-term financing to continue our two planned Phase 2 clinical studies. The Company's ability to raise funds at favorable terms, market conditions, and the uncertainty of our ability to successfully resolve the Cunning Lawsuit, give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
We expect to collect the remainder of the value from the divestiture of EHT's assets through 2026. We will continue the liquidation of EHT's assets and initiated a search to find a buyer for the sale of the real estate held by Avalite Sciences, Inc. ("AVI") per Board approval obtained on April 10, 2023. However, we cannot provide any assurances that such additional funds will be available on reasonable terms in sufficient time for us to continue operations, or at all. Additionally, there are significant risks and uncertainties around the timing of these payments and ultimate realization of these assets. If we raise additional funds by issuing equity securities, dilution to existing stockholders would result and we cannot provide any assurances that such additional funds will be available on reasonable terms in sufficient time for us to continue operations, or at all.
In January 2023, we were subject to an unfavorable outcome in the Cunning Lawsuit which resulted in the recognition of an estimated legal contingency of $6,212,319. We strongly believe that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. We are vigorously challenging the verdict in the Ninth Circuit Court of Appeals and are pursuing reimbursement under our existing insurance policies. However, the outcome of the litigation and appeal and the amount recoverable under our existing insurance policies, if any, is inherently uncertain. Immediately prior to the closing of the PIPE Financing, we obtained a stay on execution of the judgement in such litigation by posting an appeal bond in the amount of $9,080,202. For a further description of this litigation, see Note 12, "General Litigation and Disputes - Wendy Cunning vs. Skye Bioscience, Inc." to the accompanying Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Concurrent with the Cunning Lawsuit, we brought a lawsuit against our D&O carrier, Partner Re, challenging the previous denial and seeking damages and an order that Partner Re is obligated to reimburse us for the defense fees and costs incurred in the defense of the Cunning Lawsuit and requiring Partner Re to indemnify us for any settlement or judgment in the Cunning Lawsuit. On April 17, 2023, Partner Re filed a motion to dismiss our complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). On June 20, 2023, the judge issued a final ruling in favor of us and denied Partner Re's motion to dismiss the lawsuit. In the ruling, the Court rejected Partner Re's primary basis for denying coverage. Based on this outcome, we are pursuing up to $5,000,000 in coverage less the deductible to cover legal expenses incurred and the final verdict or settlement. For a further description of this litigation, see Note 12, "General Litigation and Disputes - Skye Bioscience, Inc. vs. Partner Re Ireland Insurance" to the accompanying Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
On February 16, 2023, Sciences exercised all of its outstanding warrants and agreed to offset the remaining principal balance plus accrued interest outstanding under the Amended and Restated Multi-Draw Credit Agreement (the “Amended Credit Agreement”) by the aggregate exercise price of $282,905 before converting the remaining balance of the Amended Credit Agreement in the amount of $1,597,236. As of September 30, 2023, Sciences has no outstanding warrants or debt with us.
On July 24, 2023, we entered into a loan agreement in the principal amount of $250,000 (the “Bridge Loan”) with MFDI, LLC. The Bridge Loan was obtained in order to provide bridge financing for the business to secure additional strategic financing. On August 18, 2023, the Bridge Loan was cancelled and converted into a $250,000 investment in the PIPE Financing.
Concurrent with the BRB Acquisition, we entered into a Securities Purchase Agreement with three investors for net proceeds of $11,734,947. We issued 2,989,981 shares of common stock and 2,325,537 warrants with an exercise price of $5.16. The warrants may be exercised at any time after issuance and have a ten year expiration. The PIPE Financing has provided us with the necessary funds to commence our Phase 2 SBI-100 OE clinical study and appeal the Cunning Lawsuit. The investors pursuant to the PIPE Financing are subject to a one-year lock-up from the date of closing prohibiting their sales of common stock and warrants.
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

We do not believe that inflation has had a material impact on its operating results during the periods presented. However, inflation has had, and may continue to have, an impact on general and administrative costs such as professional fees, employee costs and travel costs, and may in the future adversely affect the our operating results. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect the terms under which we can obtain, any potential additional funding.
Notably, we rely on third party manufacturers to produce our product candidates. The manufacturing of SBI-100 OE and nimacimab is conducted in the United States and Europe. Formulation of both products for clinical trial use relies on regulatory-accepted excipients that can be sourced from countries outside the United States. Since the COVID-19 pandemic, global supply chain disruptions have become more common and we may encounter future issues related to sourcing materials and excipients for both the formulation and manufacturing process, as well as impacting volunteer and/or patient recruitment for clinical studies.
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
Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our Unaudited Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q:

	Nine Months Ended September 30,
	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(10,107,460)	$(7,872,550)
Net cash provided by (used in) investing activities	6,603,473	(452,110)
Net cash provided by (used in) financing activities	16,465,924	(242,955)
Cash Flows from Operating Activities
The primary use of cash for our operating activities during the period was to fund research development activities for our preclinical and clinical product candidates and general and administrative activities. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, depreciation and amortization, the loss from the divestiture of VDL, debt conversion inducement expense, cost to acquire IPR&D asset, amortization of debt discount and the foreign currency impact from the translation of our international subsidiaries financial statements.
Cash used in operating activities of $10,107,460 during the nine months ended September 30, 2023, reflected a net loss of $33,224,854, partially offset by aggregate non-cash charges of $23,476,130 and included a $358,736 net change in our operating assets and liabilities.
Non-cash charges included $21,215,214 costs to acquire a Phase 2 clinical asset for the treatment of cardiometabolic disease and obesity, $394,657 for stock-based compensation expense, $307,086 for a non-cash loss on the divestiture of VDL, a $1,383,285 for a non-cash debt conversion inducement expense, $102,400 in non-cash interest expense for the amortization of debt discount and $95,880 in depreciation and amortization of property and equipment. The net change in our operating assets and liabilities included a $617,953 decrease in our accrued expenses and other current liabilities and a $225,622 decrease in our accounts payable, offset by a $545,486 increase in our prepaid expense and other current assets.
Cash used in operating activities of $7,872,550 during the nine months ended September 30, 2022, reflected a net loss of $9,589,960, partially offset by aggregate non-cash charges of $930,372 and included a $787,038 net change in our operating assets and liabilities.

Non-cash charges included $425,846 for stock-based compensation expense, $480,466 for non-cash interest expense from the amortization of the debt discount on the multi-draw credit facility – related party, $83,466 in depreciation and amortization of property and equipment, and $59,406 for a gain from the change in fair value of our warrant liability. The net change in our operating assets and liabilities included a $25,178 increase in our prepaid expense and other current assets, a $488,222 increase in accounts payable and a $334,127 increase in our accrued expense and other current liabilities.
Cash Flows from Investing Activities
Our investing activities consist of our capital expenditures in relation to the purchase of property plant and equipment and cash proceeds received in connection with the divestiture of VDL and BRB Acquisition. During the nine months ended September 30, 2023, the Company purchased $5,533 in machinery and office equipment; $5,532,266 in proceeds related to the divestiture of VDL and $1,076,740 for the acquisition of BRB.
During the nine months ended September 30, 2022, our investing activities consisted entirely of our capital expenditures in relation to the purchase of property and equipment and costs incurred in connection with the EHT Acquisition. During the nine months ended September 30, 2022, the Company purchased $15,556 in machinery office equipment and made $436,554 in payments for costs related to the EHT Acquisition.
Cash Flows from Financing Activities
Cash flows from financing activities primarily reflect proceeds from the sale of our securities and loan repayments.
During the nine months ended September 30, 2023, cash provided by financing activities included $4,973,684 in proceeds received in connection with the Convertible Note from MFDI, net of issuance costs, and $11,734,947 in proceeds received in connection with the PIPE Financing, net of issuance costs, offset by a $236,681 repayment on our insurance premium loan payable.
During the nine months ended September 30, 2022, cash used in financing activities included $1,967 in proceeds received in connection with the exercise of pre-funded warrants and a $244,922 repayment on our insurance premium loan payable.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

2.1
Agreement and Plan of Merger and Reorganization, dated August 15, 2023, by and among Skye Bioscience, Inc., Aquila Merger Sub, Inc., and Bird Rock Bio, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 21, 2023)

3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to our Report on Form 10-K filed on March 2, 2021)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Report on Form 10-K filed on March 2, 2021)
3.3	Certificate of Change, effective as of September 7, 2023 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 7, 2023)
3.4	Certificate of Correction to the Certificate of Change (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on September 7, 2023)
4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 21, 2023)
4.2	Form of Secured Convertible Promissory Note issued by Skye Bioscience, Inc. to MFDI, LLC (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 21, 2023)
4.3	Common Stock Purchase Warrant issued by Skye Bioscience, Inc. to MFDI, LLC (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 21, 2023)
10.1+
Securities Purchase Agreement, dated as of August 15, 2023, by and among Skye Bioscience, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 21, 2023)

10.2+
Registration Rights Agreement, dated as of August 15, 2023, by and among Skye Bioscience, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 21, 2023)

10.3+
Secured Note and Warrant Purchase Agreement, dated as of August 15, 2023, by and among Skye Bioscience, Inc. and MFDI, LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 21, 2023)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on August 21, 2023)
10.5*	Form of Lock-Up Agreement
10.6	Amendment No 1 to Amended and Restated 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 3, 2023)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Skye Bioscience, Inc., a Nevada corporation

November 13, 2023	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary, Chairman of the Board, and Director (Principal Executive Officer)

November 13, 2023	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)