Form 10-Q
period 2024-03-31
Skye Bioscience, Inc.
filed 2024-05-10
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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

__________________________N/A_______________________________
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SKYE	Nasdaq Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 9, 2024, there were 28,067,907 shares of the issuer’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$83,342,907	$1,256,453
Restricted cash	9,080,202	9,080,202
Prepaid expenses	640,536	194,259
Other current assets	1,506,442	1,119,929
Total current assets	94,570,087	11,650,843

Property and equipment, net	36,076	43,276
Operating lease right-of-use asset	220,804	237,983
Other assets	8,309	8,309
Total assets	$94,835,276	$11,940,411

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,095,134	$1,155,785
Accrued interest - related party	124,658	126,027
Accrued payroll liabilities	353,462	888,381
Accrued interest - legal contingency	309,823	234,750
Other current liabilities	3,179,647	998,552
Estimate for legal contingency	6,053,468	6,053,468
Convertible note - related party, net of discount	4,609,203	4,371,998
Operating lease liability, current portion	75,535	72,038
Total current liabilities	15,800,930	13,900,999

Non-current liabilities
Operating lease liability, net of current portion	150,953	171,230
Total liabilities	15,951,883	14,072,229

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 200,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2024 and December 31, 2023; 28,062,907 and 12,349,243 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	28,063	12,349
Additional paid-in-capital	188,257,410	102,238,382
Accumulated deficit	(109,402,080)	(104,382,549)
Total stockholders’ equity (deficit)	78,883,393	(2,131,818)

Total liabilities and stockholders’ equity (deficit)	$94,835,276	$11,940,411

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$1,946,450	$1,184,880
General and administrative	4,205,800	1,915,278
Total operating expenses	6,152,250	3,100,158

Operating loss	(6,152,250)	(3,100,158)

Other (income) expense
Interest expense	436,936	18,396
Interest income	(426,514)	(24,514)
(Gain) loss from asset sales	(1,145,141)	307,086
Debt conversion inducement expense	—	1,383,285
Wind-down costs	—	383,109
Total other (income) expense, net	(1,134,719)	2,067,362

Loss before income taxes	(5,017,531)	(5,167,520)
Provision for income taxes	2,000	—

Net loss	$(5,019,531)	$(5,167,520)

Loss per common share:
Basic	$(0.18)	$(1.37)
Diluted	$(0.18)	$(1.37)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	27,999,901	3,767,578
Diluted	27,999,901	3,767,578
See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,019,531)	$(5,167,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,560	33,174
Stock-based compensation expense	2,478,179	131,579
Amortization of debt discount	237,205	—
(Gain) loss from divestiture of assets	(1,145,141)	307,086
Debt conversion inducement expense	—	1,383,285
Accrued interest conversion expense	—	15,952
Foreign currency remeasurement gain	—	(45,351)
Changes in assets and liabilities:
Prepaid expenses	(446,277)	96,668
Other current assets	(386,513)	(258,443)
Accounts payable	(60,652)	(445,903)
Accounts payable - related parties	—	(20,331)
Accrued interest - related party	(1,369)	—
Accrued interest - legal contingency	75,073	—
Accrued payroll liabilities	(534,919)	134,767
Operating lease liability	(16,780)	2,618
Other current liabilities	85,042	(132,654)
Other current liabilities - related parties	—	(95,850)
Net cash used in operating activities	(4,708,123)	(4,060,923)

Cash flows from investing activities:
Proceeds from the sale of assets, net of sales costs	1,145,141	5,532,266
Purchase of property and equipment	(3,181)	(1,860)
Net cash provided by investing activities	1,141,960	5,530,406

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of equity issuance costs of $4,338,393	85,652,617	—
Repayment of insurance premium loan payable	—	(45,307)
Net cash provided by (used in) financing activities	85,652,617	(45,307)

Net increase in cash and restricted cash	82,086,454	1,424,176

Cash and restricted cash, beginning of period	$10,336,655	$1,249,107

Cash and restricted cash, end of period	$92,423,109	$2,673,283

Supplemental disclosures of cash-flow information:
Reconciliation of cash and restricted cash:
Cash	$83,342,907	$2,668,697
Restricted cash	9,080,202	4,586
Total cash and restricted cash shown in the condensed consolidated statements of cash flows	$92,423,109	$2,673,283

Cash paid during the period for:
Interest	$126,027	$4,275
Income taxes	2,000	5,141

Supplemental disclosures of non-cash financing activities:
Accrued financing charges	$2,096,054	$—
Common stock warrant exercises	—	282,905
Conversion of multi-draw credit agreement	—	1,565,470
Conversion of accrued interest due to related party	—	31,766
Financing of insurance premium	—	203,884

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amounts
Balance, January 1, 2024	12,349,243	$12,349	$102,238,382	$(104,382,549)	$(2,131,818)

Stock-based compensation expense	—	—	2,478,179	—	2,478,179

Issuance of common stock and warrants, net of issuance costs of $6,434,447	15,713,664	15,714	83,540,849	—	83,556,563

Net loss	—	—	—	(5,019,531)	(5,019,531)

Balance, March 31, 2024	28,062,907	$28,063	$188,257,410	$(109,402,080)	$78,883,393

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amounts
Balance, January 1, 2023	3,654,119	$3,654	$63,726,057	$(66,737,765)	$(3,008,054)

Stock-based compensation expense	—	—	131,579	—	131,579

Exercise of pre-funded warrants	66,566	66	282,839	—	282,905

Conversion of multi-draw credit agreement - related party and accrued interest	165,517	166	2,980,355	—	2,980,521

Net loss	—	—	—	(5,167,520)	(5,167,520)

Balance, March 31, 2023	3,886,202	$3,886	$67,120,830	$(71,905,285)	$(4,780,569)

See accompanying notes to the condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Skye Bioscience, Inc. (the “Company” or “Skye”) was incorporated in Nevada on March 16, 2011. The Company is a clinical stage pharmaceutical company focused on the discovery, development and commercialization of novel classes of therapeutic drugs that modulate the endocannabinoid system, which has been shown to play a vital role in overall human health. Notably, the Company is developing drugs with novel mechanisms of action targeting the CB1 receptor through its own research and development efforts.
As of March 31, 2024, the Company has devoted substantially all its efforts to securing its product pipeline (through a strategic acquisition and academic licenses), carrying out its own research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year, or any future periods.

The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, from which the prior year balance sheet information herein was derived. The Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation, primarily the separate classification of prepaid expenses and other current assets on the Company's condensed balance sheet, and condensed statement of cash flows and change in fair value of derivative liability and interest expense on the condensed statement of operations. Such reclassifications did not have a material impact on the Unaudited Condensed Financial Statements.
During Q1 2024, there were no changes to our significant accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Pronouncements Implemented
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. We early adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined the ASU, operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment — pharmaceutical development. The Company’s chief operating decision maker is the Chief Executive Officer. The Company’s chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments, amends the accounting for certain contracts in an entity’s own equity, and modifies how certain convertible instruments and contracts that may be settled in cash or shares impact the calculation of diluted earnings per share. Specifically, the guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments and requires the use of the if-converted method to calculate diluted earnings per share. The adoption of this standard did not have an impact on the Company's Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

2. Asset Dispositions
Sale of real estate
The wind down of Emerald Health Therapeutics, Inc. ("EHT's") operations included the disposition of real estate held by AVI (the "AVI building"). At the time of the EHT Acquisition, none of the purchase consideration was allocated to the fair value of the AVI building . As a result of the sale, for the three months ended March 31, 2024, the Company recorded a gain on sale of $1,145,141 in other (income) expense, net of sales costs.

Divestiture of VDL
On February 9, 2023, the Company sold Verdélite Sciences, Inc. ("VDL"). For the three months ended March 31, 2023, the Company has recorded a loss on sale of asset of $307,086 in other (income) expense based on the difference between the carrying amount of the assets sold and the net cash proceeds.

3. Prepaid Expenses, Other Current Assets and Liabilities
Prepaid expenses consist of the following:

	As of March 31, 2024	As of December 31, 2023
Clinical expenses	$86,940	$61,352
Other prepaid expenses	553,596	132,907
	$640,536	$194,259
Other current assets consist of the following:

	As of March 31, 2024	As of December 31, 2023
AusIndustry incentive	$525,707	$540,604
Vendor deposits	814,195	403,439
Excise tax bonds	123,051	125,784
Other tax receivables	26,228	32,458
Other current assets	17,261	17,644
	$1,506,442	$1,119,929
Other current liabilities consist of the following:

	As of March 31, 2024	As of December 31, 2023
Accrued placement agent fees	$2,096,054	$—
Research and development costs	452,465	467,784
Legal fees	298,711	258,213
EHT Acquisition related liabilities	123,169	180,897
Professional and consulting fees	124,586	69,468
Other accrued liabilities	84,662	22,190
	$3,179,647	$998,552

4. Warrants
There are significant judgements and estimates inherent in the determination of the fair value of the Company’s warrants. These judgements and estimates include assumptions regarding the Company’s future operating performance and the determination of the appropriate valuation methods.
Warrants
Warrants vested and outstanding as of March 31, 2024 are summarized as follows:

Source	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Warrants Outstanding
2015 Common Stock Warrants	$1,250.00	1.07	400
2016 Common Stock Warrants to Service Providers	287.50	2.59	160
2019 Common Stock Warrants	87.50	0.64	32,000
2020 Common Stock Warrants to Placement Agent	20.00	1.33	32,668
2021 Inducement Warrants	37.50	2.32	84,667
2021 Inducement Warrants to Placement Agent	47.00	2.32	5,927
2021 Common Stock Warrants	22.50	2.50	311,113
2021 Common Stock Warrants to Placement Agent	27.50	2.50	21,778
2022 Common Stock Warrants to Service Provider	10.00	0.00	8,000
November 2019 EHT Common Stock Warrants	72.25	0.67	34,213
December 2019 EHT Common Stock Warrants	37.25	0.75	3,783
February 2020 EHT Common Stock Warrants	37.25	0.86	80,694
August 2023 Convertible Note Common Stock Warrants	5.16	9.39	340,000
August 2023 PIPE Financing Common Stock Warrants	5.16	9.39	2,325,537
January 2024 Pre-Funded Warrants Common Stock	0.001	Indefinite	9,978,739
Total warrants outstanding as of March 31, 2024			13,259,679

As of March 31, 2024, all of the Company's warrants are fully vested.
January 2024 Pre-Funded Warrants
In connection with the January 2024 PIPE Financing (see Note 6), the Company entered into a Securities Purchase Agreement (the "January 2024 SPA"), pursuant to which the Company agreed to use and sell at closing to certain accredited institutional investors pre-funded warrants (the "Pre-Funded Warrants") to purchase shares of common stock of the Company. Per the January 2024 SPA, accredited institutional investors purchased Pre-Funded Warrants to purchase up to 9,978,739 shares of common stock at a price of $2.30 per Pre-Funded Warrant. The Pre-Funded Warrants have an exercise price of $0.001 per share, will be exercisable immediately and will be exercisable until exercised in full. The gross proceeds from the issuance of these Pre-Funded Warrants was $22,991,015. The Company determined that the Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability or derivative. The Pre-Funded Warrants are indexed to the Company’s common stock and meets all other conditions for equity classification. Accordingly, the Pre-Funded Warrants are classified as equity and is accounted for as a component of additional paid-in capital at the time these were issued. The Company also determined that the Pre-Funded Warrants should be included in the determination of basic and diluted earnings per share calculation. `

5. Debt
The Company’s convertible debt consists of the following:

	As of March 31, 2024	As of December 31, 2023
Total principal value of convertible note - related party, net of discount	$5,000,000	$5,000,000
Unamortized debt discount	(379,947)	(610,749)
Unamortized debt issuance costs	(10,850)	(17,253)
Carrying value of total convertible debt - related party	$4,609,203	$4,371,998
Convertible Note - Related Party
On August 15, 2023, the Company entered into a Secured Note and Warrant Purchase Agreement with MFDI, LLC (“MFDI”), pursuant to which the Company issued to MFDI a $5,000,000 secured convertible promissory note (the "Convertible Note") and a warrant to purchase 340,000 shares of common stock on August 18, 2023 (the "Convertible Note Financing") (Note 4). The Convertible Note bears interest at a rate of 10% per annum and matures on August 18, 2024, unless earlier repurchased or converted. MFDI can elect to convert the Convertible Note at any time and the conversion price is fixed at $5.16. Accrued interest will be payable quarterly within 30 days of the last day of each calendar quarter. The Company may prepay the principal or interest outstanding under the Note at any time without penalty. The debt discounts related to the warrants, and debt issuance costs, are being amortized over the term of the Convertible Note using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense in Other (income) expense within the Consolidated Statements of Operations. As of March 31, 2024 the fair value of the Company's Convertible Note approximates its intrinsic value which is equal to $10,155,039. The intrinsic value of the Convertible Note was calculated as the excess fair value of the underlying conversion shares over the principal value of the Convertible Note. The Convertible Note is classified as Level 2 of the fair value hierarchy model based on market prices that can be corroborated with observable market data for the Company's common stock.
For the three months ended March 31, 2024, the effective interest rate on the Convertible Note was 31.39%.
Interest Expense
The Company’s interest expense consists of the following:

	Three Months Ended March 31,
	2024	2023
Related party interest expense – stated rate	$124,658	$15,952
Legal judgment interest expense	75,073	—
Other interest expense	—	2,444
Non-cash interest expense:
Amortization of debt discount	237,205	—
	$436,936	$18,396
6. Stockholders’ Equity and Capitalization
PIPE Financings
January 2024 PIPE Financing
On January 29, 2024, the Company entered into a securities purchase agreement, pursuant to which on January 31, 2024, the Company issued an aggregate of 11,713,664 shares of common stock and 9,978,739 pre-funded warrants to purchase up to 9,978,739 shares of common stock (the "January 2024 PIPE Financing") for an aggregate purchase price of $49,991,010. The January 2024 PIPE Financing was priced at $2.31 per common share and per $2.30 pre-funded warrant based on the 5-day average share price preceding January 29, 2024. The pre-funded warrants are exercisable at any time for an exercise price of $0.001.
In connection with the January 2024 PIPE Financing, the Company incurred $3,823,752 in direct equity issuance costs for net proceeds of $46,167,258.

March 2024 PIPE Financing
On March 11, 2024, the Company entered into a securities purchase agreement, pursuant to which on March 13, 2024, the Company issued an aggregate of 4,000,000 shares of common stock (the "March 2024 PIPE Financing") for an aggregate purchase price of $40,000,000. The March 2024 PIPE Financing was priced at $10.00 per common share.
In connection with the March 2024 PIPE Financing, the Company incurred $2,610,695 in direct equity issuance costs for net proceeds of approximately $37,389,305.
7. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, the Board of Directors approved the Company’s 2014 Omnibus Incentive Plan. On June 14, 2022, the Board approved the 2014 Amended and Restated Omnibus Incentive Plan (the “2014 Amended and Restated Plan”) which replaced the 2014 Omnibus Incentive Plan in its entirety.
On September 29, 2023, the Board and Majority Stockholders adopted and approved Amendment No. 1 to the 2014 Amended and Restated Plan. Amendment No. 1 to the 2014 Amended and the Restated Plan became effective on November 6, 2023. As of March 31, 2024, 2,464,345 shares were authorized for the issuance under the 2014 Plan.
The Company has reserved shares for issuance under our equity incentive plan upon share option exercise. As of March 31, 2024, the Company had 127,034 shares available for future grant under the 2014 Plan.
Stock Options
The following is a summary of option activities under the Company’s 2014 Amended and Restated Plan for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2023	498,298	$8.96	7.24	$20,441

Granted	703,100	14.56
Outstanding, March 31, 2024	1,201,398	$12.23	9.37	$5,678,677
Exercisable, March 31, 2024	218,793	$16.09	7.82	$1,442,967
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at March 31, 2024 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2024, was $11.60.
The fair value of the Company's stock option grants were estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

Three Months Ended March 31, 2024
Dividend yield	0.00%
Volatility factor	99.58% - 99.96%
Risk-free interest rate	4.26%
Expected term (years)	5.27 - 6.08

Restricted Stock Units
On February 29, 2024, the Company granted RSUs to its executive management team and to certain members of the Board with market based vesting conditions. The RSUs are eligible to vest subject to the achievement and attainment of certain market capitalization target goals and share price targets (market-based vesting conditions). The Company used the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market and performance conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.
The fair value of the Company's market-based RSUs were estimated on the date of grant under the following assumptions:

Three Months Ended March 31, 2024
Dividend yield	0.00%
Volatility factor	93.71%
Risk-free interest rate	4.16%
Derived service periods (years)	1.27 - 2.48
The following is a summary of restricted stock unit activity during the year ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	847,777	$3.66
Granted	275,000	14.10
Unvested, March 31, 2024	1,122,777	$6.21
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation expense for the stock options and the RSUs discussed above, in its Unaudited Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2024	2023
Research and development	$391,611	$44,468
General and administrative	2,086,568	87,111
	$2,478,179	$131,579
During the three months ended March 31, 2024, the first three market based conditions of the RSUs granted in August 2023 were met and the Company recognized $1,777,673 in stock based compensation related to these awards.
The total amount of unrecognized compensation cost was $14,398,828 as of March 31, 2024. This amount will be recognized over a weighted average period of 4.75 years.

8. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	Three Months Ended March 31, (Unaudited)
	2024	2023
Basic EPS and diluted EPS:

Loss (Numerator)
Net loss	$(5,019,531)	$(5,167,520)

Shares (Denominator)
Weighted average common shares outstanding(1)	27,999,901	3,767,578
Per-Share Amount	$(0.18)	$(1.37)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31, (Unaudited)
	2024	2023 (1)
Stock options	1,201,398	175,733
Warrants	3,280,940	708,373
Unvested restricted stock units	503,444	10,667
Unvested restricted stock	5,000	—
Convertible Debt	968,922	—
___________________
(1) Previously reported outstanding shares of common stock equivalents were adjusted for the effects of the reverse stock split at a ratio of one-for-two hundred and fifty (1-for-250). The reverse stock split was transacted on September 6, 2023.
9. Contingencies

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
The Company strongly believes that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. The Company is challenging the verdict in the Ninth District Court of Appeals and is pursuing reimbursement under its existing insurance policies, but given the jury verdict, the Company has determined that a loss is probable and accordingly have recorded a legal contingency expense and a current balance sheet liability for the total amount of the jury verdict. The Company has recorded an aggregate estimate for the legal contingency of $6,053,468 plus accrued interest of $309,823 at an annual interest rate of 4.9% on the judgment and 5.38% on the legal fees, which is determined by the Superior Court of California. Depending on the judge's final order on the post-trial motions and appeal, it is reasonably possible that the legal contingency booked could materially change after the issuance of these financials.
For the three months ended March 31, 2024, the Company recorded interest expense of $75,073 and nil, respectively, which is included in Other (income) expense in the Condensed Consolidated Statements of Operations (Note 5).
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three months ended March 31, 2024 and 2023, together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
Unless otherwise provided in this Quarterly Report, references to “we,” “us,” “our” and “Skye” in this discussion and analysis refer to Skye Bioscience, Inc., a Nevada corporation, together with its wholly owned subsidiaries, Nemus, a California corporation, SKYE Bioscience Pty Ltd ("SKYE Bioscience Australia"), an Australian proprietary limited company, Emerald Health Therapeutics, Inc. (EHT) a corporation governed by the Business Corporations Act (British Columbia), Bird Rock Bio Sub, Inc. ("BRB"), a Delaware corporation, Ruiyi Acquisition Corp, a Delaware corporation and Avalite Sciences, Inc. (AVI) a corporation governed by the Business Corporations Act (British Columbia).
Overview
We are a clinical stage biopharmaceutical company with a mission to pioneer and lead the development of new pharmaceutical products that unlock the potential of the endocannabinoid system (the "ECS"). Our strategy and clinical assets focus, initially, on the modulation of the CB1 axis to advance the standard of care and provide novel alternative therapies to treat diseases with neuropathic, inflammatory, and metabolic conditions.
Our lead clinical program's product candidate, Nimacimab, is a peripherally-restricted negative allosteric modulating antibody specific for the human CB1 receptor, administered as a subcutaneous injectable for the treatment of metabolic disorders, including obesity. We plan to launch a Phase 2 clinical trial of Nimacimab, which will include a combination study with a GLP-1 agonist, to treat obesity in Q3 2024, with final data in late 2025.
Our other product candidate, SBI-100 OE, is a Phase 2-stage CB1 agonist (activator) delivered topically into the eye for the treatment of glaucoma and ocular hypertension. Our proprietary eye drop is a nanoemulsion formulation that has been developed in a way that provides enhanced bio-availability and permeability, while also extending the duration of activity. In February 2024, we announced the completion of patient enrollment in our Phase 2a placebo-controlled study designed to treat glaucoma and ocular hypertension and are expecting to report data in Q2 2024.
In preclinical experiments using SBI-100 OE we have demonstrated statistically superior IOP-lowering compared to the prostaglandin-based therapy, latanoprost, the current standard-of-care for treating glaucoma. Statistical significance was reached across multiple time points during a seven-day course of dosing using a validated rabbit normotensive ocular model and SBI-100 OE exerted pharmacologic activity consistent with once-daily to twice-daily dosing.
We believe that both of our drug candidates are differentiated in their respective markets and target indications with a large unmet need. Because the modulation of the ECS through CB1 has been shown to play a role in both glaucoma and obesity, we are developing both these products as either first or second-line therapies.
In January 2024 and March 2024, we completed two private placement equity transactions with institutional accredited investors, in which we raised combined net aggregate proceeds of approximately $83,556,563. We expect the capital from the January and March PIPE financings will allow us to fund both of our planned clinical trials for glaucoma and obesity through top-line Phase 2 data.
We were incorporated under the laws of the State of Nevada on March 16, 2011 and our headquarters are based in San Diego, CA. Since our incorporation, we have devoted substantially all of our efforts to building our product portfolio through the acquisition of clinical assets and licensing agreements, carrying out research and development, building infrastructure and raising capital.

Financial Overview
Revenues
To date, we have not generated any revenue. We do not expect to receive any revenue from any drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidates or generate revenue from collaborative agreements with third parties.
Research and Development Expenses
During the three months ended March 31, 2024, we incurred $1,946,450 in research and development expenses primarily related to our efforts in conducting the Phase 2a SBI-100 OE clinical trial. During the three months ended March 31, 2023, we incurred $1,184,880 in research and development expense primarily related to our efforts in conducting the Phase 1 SBI-100 OE clinical trial. We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidates, including, but not limited to:

•	license fees;

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party contract research organizations and investigative sites; and

•	payments to third party manufacturing organizations and consultants.
We expect to incur future research and development expenditures to support our nonclinical and clinical studies. Nonclinical activities include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess safety and efficacy.
The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of each of our drug candidates as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts towards advancing our lead program for Nimacimab.
General and Administrative Expenses
Our general and administrative expenses have fluctuated year-over-year as we have entered into various strategic acquisitions to restructure and reposition our company. Additionally, as a business in the early stages of drug development we are in the process of scaling our operations by hiring additional employees and building the infrastructure necessary to increase efficiencies. These initiatives have resulted in additional costs related to the implementation of certain systems, insurance, legal and accounting costs related to operating as a public company. To incentivize our employees and be competitive to retain strong talent we issued additional equity awards in 2023 and 2024, which have resulted in increased stock-based compensation expense. We expect that our general and administrative expenses will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries and other related costs, stock-based compensation and consulting fees for executive, finance, accounting and business development functions. We also expect general and administrative expenses to increase as a result of additional costs associated with being a public company, including expenses related to compliance with the rules and regulations of the SEC, additional insurance expenses, investor relations activities and other administration and professional services. Other significant costs are expected to include legal fees relating to patent and corporate matters, facility costs and fees for accounting and other consulting services.
Other (Income) Expense
Other (income) expense primarily includes a gain from the sale of the AVI building, interest income and interest expense incurred from our short term convertible debt.
Critical Accounting Estimates
There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.
Recently Issued and Adopted Accounting Pronouncements

See Note 1 to the accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recently issued accounting pronouncements and recently adopted accounting pronouncements. While we expect certain recently adopted accounting pronouncements to impact our estimates in future periods, the impact upon adoption was not significant to our current estimates and operations.
Results of Operations
Comparison of the three months ended March 31, 2024 and 2023
Research and Development Expenses
Below is a summary of our research and development expenses during the three months ended March 31, 2024 and to the same period in 2023:

	Three Months Ended March 31,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Research and development expenses	$1,946,450	$1,184,880	$761,570	64%
Research and development expenses for the three months ended March 31, 2024, increased by $761,570 as compared to the same period in 2023. The net increase in research and development expenses was primarily due to an increase of $379,516 in research and development salaries and equity based compensation, a net increase of $345,465 in contracted clinical costs associated with clinical trial expenses from conducting our Phase 2a glaucoma study and the preparation for our Phase 2 obesity study which were offset by decreases in contract manufacturing costs.

General and Administrative Expenses
Below is a summary of our general and administrative expenses during the three months ended March 31, 2024 and to the same period in 2023:

	Three Months Ended March 31,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
General and administrative expenses	$4,205,800	$1,915,278	$2,290,522	120%
General and administrative expenses for the three months ended March 31, 2024, increased by $2,290,522 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $2,053,956 from the recognition of stock based compensation expense due to the achievement of certain performance based milestones related to restricted stock units granted to members of management and members of the board of directors of the Company. Other increases include other general business expenses and administrative fees, consulting and insurance fees of $103,187 and $81,503 and $51,750, respectively. These increases were offset by a decrease of $99,308 in investor relations costs.

Other (Income) Expense
Below is a summary of our other (income) expense for the three months ended March 31, 2024 and and to the same period in 2023:

	Three Months Ended March 31,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Interest expense	$436,936	$18,396	$418,540	2275%
Interest income	(426,514)	(24,514)	(402,000)	1640
(Gain) loss from asset sales	(1,145,141)	307,086	(1,452,227)	(473)
Debt conversion inducement expense	—	1,383,285	(1,383,285)	(100)
Wind-down costs	—	383,109	(383,109)	(100)
Total other (income) expense	$(1,134,719)	$2,067,362	$(3,202,081)	(155)%
For the three months ended March 31, 2024, we had net other income of $1,134,719 related primarily to the gain on the sale of the AVI building of $1,145,141, an increase in interest income of $402,000, offset by an increase of $418,540 related party interest expense from the Convertible Note. In addition, during 2023 we incurred a one-time debt conversion inducement expense of $1,383,285 and recognized wind down costs of $383,109 from the EHT Acquisition.
Liquidity and Capital Resources
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception and as of March 31, 2024, we had working capital of $78,769,157, an accumulated deficit of $109,402,080, and stockholders’ equity of $78,883,393. We had unrestricted cash in the amount of $83,342,907 as of March 31, 2024, as compared to $1,256,453 as of December 31, 2023. For the three months ended March 31, 2024 and 2023, the Company incurred losses from operations of $6,152,250 and $3,100,158, respectively. For the three months ended March 31, 2024 and 2023, the Company incurred net losses of $5,019,531 and $5,167,520, respectively.
In January 2024 and March 2024, we completed two private placement equity transactions with institutional accredited investors, in which we raised combined net aggregate proceeds of approximately $83,500,000. We believe that the capital from the January and March PIPE financings will allow us to fund both of our planned clinical trials for glaucoma and obesity through top line Phase 2 data.
The Company’s condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Based on its current operational requirements, the Company believes that its current cash will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these consolidated financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
Our future capital requirements will depend on many factors, including:
•the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other related activities;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future drug candidates;
•the number and characteristics of the drug candidates we seek to develop or commercialize;
•the cost of manufacturing clinical supplies, and establishing commercial supplies, of our drug candidates;
•the cost of commercialization activities if any of our current or future drug candidates are approved for sale, including marketing, sales and distribution costs;
•the expenses needed to attract and retain skilled personnel;
•the costs associated with being a public company;
•the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval; and

•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.
Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our Unaudited Condensed Consolidated Financial Statements which are included elsewhere in this Form 10-Q:

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(4,708,123)	$(4,060,923)
Net cash provided by investing activities	1,141,960	5,530,406
Net cash provided by (used in) financing activities	85,652,617	(45,307)
Cash Flows from Operating Activities
The primary use of cash for our operating activities during the period was to fund research development activities for our preclinical and clinical product candidates and general and administrative activities. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, depreciation and amortization, amortization of debt discount and the (gain) loss from divestiture of assets.
Cash used in operating activities of $4,708,123 during the three months ended March 31, 2024, reflected a net loss of $5,019,531, partially offset by aggregate non-cash charges of $1,597,803 and included a $1,286,395 net change in our operating assets and liabilities.
Non-cash charges included $2,478,179 for stock-based compensation expense primarily attributable to the vesting of restricted stock units related to the achievement of certain market based performance milestones, $237,205 in non-cash interest expense debt amortization expense and a $1,145,141 gain from the sale of a real estate asset. The net change in our operating assets and liabilities included an $832,790 cash outflow from changes in our prepaid expenses and other current assets, a $392,953 net cash outflow from changes in our accrued expenses and other current liabilities and a $60,652 cash outflow from the repayment of our accounts payable.
Cash used in operating activities of $4,060,923 during the three months ended March 31, 2023, reflected a net loss of $5,167,520, partially offset by aggregate non-cash charges of $1,825,725 and included a $719,128 net change in our operating assets and liabilities.
Cash Flows from Investing Activities
During the three months ended March 31, 2024, the Company purchased $3,181 in machinery and office equipment and recognized $1,145,141 in net proceeds from the sale of the AVI building.
During the three months ended March 31, 2023, the Company purchased $1,860 in machinery office equipment. During the three months ended March 31, 2023, the Company received $5,532,266 in proceeds related to the divestiture of VDL.
Cash Flows from Financing Activities
Cash flows from financing activities primarily reflect proceeds from the sale of our securities and loan repayments.
During the three months ended March 31, 2024, cash provided by financing activities included $85,652,617 in proceeds received in connection with the January and March PIPE Financings, net of issuance costs.
During the three months ended March 31, 2023, cash used in financing activities included a $45,307 repayment on our insurance premium loan payable.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal controls. Management determined there were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings, see Note 9, "General Litigation and Disputes" to the accompanying Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed on March 22, 2024, which could materially affect our business, financial condition or future results. Except as set forth below, we do not believe there have been any material changes to the risk factors that were included in the Company's Annual Report on Form 10-K filed with the SEC on March 22, 2024.
Our failure to meet the continued listing requirements of the Nasdaq could result in a delisting of our Common Stock.
If we fail to satisfy the continued listing requirements of the Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.
The manufacture and maintenance of our clinical product candidates is complex and we may encounter difficulties in production and maintenance, particularly with respect to clinical material inventory, acquisition of materials, process development or scaling-up of our manufacturing capabilities.
The manufacture and maintenance of our product candidates is complex, highly regulated and subject to multiple risks. The complex processes associated with the manufacture of our product candidates expose us to various manufacturing challenges and risks, which may include delays in manufacturing our product candidates, limits on our ability to increase manufacturing capacity, and the potential for product failure and product variation that may interfere with the timing and scope of our clinical development plans and add additional costs. It is possible that we will make changes to our manufacturing process at various points during product development or commercialization for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes can be costly and carry the risk that they will not achieve their intended objectives, or these changes could cause our product candidates to perform differently and affect the results of current or future clinical trials, or the performance of a commercialized product. In some circumstances, changes in the manufacturing process may require us to perform analytical or clinical comparability studies and to collect additional data prior to undertaking more advanced clinical trials, and such studies may introduce additional costs or delays to the program. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.
Compliance with cGMP requirements and other quality or regulatory issues may arise with our current or any future contract manufacturing organizations (“CMOs”). Furthermore, ongoing stability studies subsequent to manufacture must be periodically conducted to demonstrate that each of our product candidates do not undergo unacceptable deterioration over its shelf life. If issues affecting the quality of our product candidates or those of our CMOs are discovered, the timing and scope of our clinical trials may be delayed or modified and in certain instances such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the issue. To the extent any adversely affected material is being used in an ongoing clinical trial, the FDA could impose a clinical hold on our trial to investigate and remedy the quality issue. We cannot assure that any manufactured product or product candidate will not suffer a loss in stability or that other issues relating to the manufacture of our product candidates will not occur in the future.
Additionally, our CMOs may experience manufacturing difficulties due to resource constraints, including manufacturing capacity, material constraints, or as a result of labor disputes or unstable political environments. If our CMOs were to encounter any of these difficulties, our ability to provide our product candidate to patients in clinical trials, or to provide product for treatment of patients once approved, would be jeopardized.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act of 1933 or were not previously reported in a Current Report on Form 8-K filed by the Company.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on March 22, 2024)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on March 2, 2021)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 29, 2024)
4.2	Amendment to Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 13, 2024)
10.1*+	Form of Securities Purchase Agreement, dated as of January 29, 2024, by and among Skye Bioscience, Inc. and the Investors named therein
10.2+
Form of Registration Rights Agreement, dated as of January 29, 2024, by and among Skye Bioscience, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 29, 2024)

10.3+
Form of Securities Purchase Agreement, dated as of March 11, 2024, by and among Skye Bioscience, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2024)

10.4+
Form of Registration Rights Agreement, dated as of March 11, 2024, by and among Skye Bioscience, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2024)

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
101
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Skye Bioscience, Inc., a Nevada corporation

May 10, 2024	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary, Chairman of the Board, and Director (Principal Executive Officer)

May 10, 2024	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)