Form 10-Q
period 2024-06-30
Skye Bioscience, Inc.
filed 2024-08-09
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 8, 2024, there were 30,338,290 shares of the issuer’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$74,120,854	$1,256,453
Restricted cash	9,080,202	9,080,202
Prepaid expenses	1,096,039	194,259
Other current assets	2,707,368	1,119,929
Total current assets	87,004,463	11,650,843

Property and equipment, net	45,772	43,276
Operating lease right-of-use asset	202,987	237,983
Other assets	8,309	8,309
Total assets	$87,261,531	$11,940,411

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,079,493	$1,155,785
Accrued interest - related party	124,658	126,027
Accrued payroll liabilities	556,573	888,381
Accrued interest - legal contingency	384,896	234,750
Other current liabilities	1,184,795	998,552
Estimate for legal contingency	6,053,468	6,053,468
Convertible note - related party, net of discount	4,859,525	4,371,998
Operating lease liability, current portion	79,165	72,038
Total current liabilities	14,322,573	13,900,999

Non-current liabilities
Operating lease liability, net of current portion	129,907	171,230
Total liabilities	14,452,480	14,072,229

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 200,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 28,067,907 and 12,349,243 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	28,068	12,349
Additional paid-in-capital	190,085,879	102,238,382
Accumulated deficit	(117,304,896)	(104,382,549)
Total stockholders’ equity (deficit)	72,809,051	(2,131,818)
Total liabilities and stockholders’ equity (deficit)	$87,261,531	$11,940,411

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$4,078,751	$1,788,434	$6,025,201	$2,973,314
General and administrative	4,326,820	1,206,405	8,532,620	3,121,683
Estimated legal contingency	—	(151,842)	—	(151,842)
Total operating expenses	8,405,571	2,842,997	14,557,821	5,943,155

Operating loss	(8,405,571)	(2,842,997)	(14,557,821)	(5,943,155)

Other (income) expense
Interest expense	450,052	186,429	886,988	204,828
Interest income	(961,237)	(8,598)	(1,388,791)	(33,112)
(Gain) loss from asset sales	—	—	(1,145,141)	307,086
Debt conversion inducement expense	—	—	—	1,383,285
Wind-down costs	—	87,072	—	470,181
Other expense (income)	359	—	1,399	(3)
Total other (income) expense, net	(510,826)	264,903	(1,645,545)	2,332,265

Loss before income taxes	(7,894,745)	(3,107,900)	(12,912,276)	(8,275,420)
Provision for income taxes	8,071	3,600	10,071	3,600

Net loss	$(7,902,816)	$(3,111,500)	$(12,922,347)	$(8,279,020)

Loss per common share:
Basic	$(0.20)	$(0.80)	$(0.39)	$(2.16)
Diluted	$(0.20)	$(0.80)	$(0.39)	$(2.16)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	38,669,330	3,886,198	33,334,616	3,827,216
Diluted	38,669,330	3,886,198	33,334,616	3,827,216
See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,922,347)	$(8,279,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57,350	67,091
Stock-based compensation expense	4,306,653	234,450
Amortization of debt discount	487,527	—
Write-down of vendor deposits	246,000	—
Estimate for legal contingency	—	30,329
(Gain) loss from divestiture of assets	(1,145,141)	307,086
Loss from disposal of assets	10,794	—
Debt conversion inducement expense	—	1,383,285
Accrued interest conversion expense	—	15,952
Foreign currency remeasurement gain	—	(45,350)
Changes in assets and liabilities:
Prepaid expenses	(901,780)	714,152
Other current assets	(1,833,439)	(432,975)
Accounts payable	(76,292)	(118,487)
Accounts payable - related parties	—	(16,600)
Accrued interest - related party	(1,369)	—
Accrued interest - legal contingency	150,146	—
Accrued payroll liabilities	(331,808)	256,195
Operating lease liability	(34,196)	(45,794)
Other current liabilities	186,243	(28,995)
Other current liabilities - related parties	—	(94,078)
Net cash used in operating activities	(11,801,659)	(6,052,759)

Cash flows from investing activities:
Proceeds from the sale of assets, net of sales costs	1,145,141	5,532,266
Purchase of property and equipment	(35,644)	(1,860)
Net cash provided by investing activities	1,109,497	5,530,406

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of equity issuance costs of $6,434,447	83,556,563	—
Repayment of insurance premium loan payable	—	(168,720)
Net cash provided by (used in) financing activities	83,556,563	(168,720)

Net increase (decrease) in cash and restricted cash	72,864,401	(691,073)

Cash, cash equivalents and restricted cash, beginning of period	$10,336,655	$1,249,107

Cash, cash equivalents and restricted cash, end of period	$83,201,056	$558,034

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash, and cash equivalents	$74,120,854	$553,443
Restricted cash	9,080,202	4,591
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$83,201,056	$558,034

Supplemental disclosures of non-cash financing activities:
Common stock warrant exercises	$—	$282,905
Conversion of multi-draw credit agreement	—	1,565,470
Conversion of accrued interest due to related party	—	31,766
Financing of insurance premium	—	203,884
Release of share liability to additional paid-in-capital	—	241,134

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amounts
Balance, January 1, 2024	12,349,243	$12,349	$102,238,382	$(104,382,549)	$(2,131,818)

Stock-based compensation expense	—	—	2,478,179	—	2,478,179

Issuance of common stock and warrants, net of issuance costs of $6,434,447	15,713,664	15,714	83,540,849	—	83,556,563

Net loss	—	—	—	(5,019,531)	(5,019,531)

Balance, March 31, 2024	28,062,907	$28,063	$188,257,410	$(109,402,080)	$78,883,393

Stock-based compensation expense	5,000	5	1,828,469	—	1,828,474

Net loss	—	—	—	(7,902,816)	(7,902,816)

Balance, June 30, 2024	28,067,907	$28,068	$190,085,879	$(117,304,896)	$72,809,051

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amounts
Balance, January 1, 2023	3,654,119	$3,654	$63,726,057	$(66,737,765)	$(3,008,054)

Stock-based compensation expense	—	—	131,579	—	131,579

Exercise of pre-funded warrants	66,566	66	282,839	—	282,905

Conversion of multi-draw credit agreement - related party and accrued interest	165,517	166	2,980,355	—	2,980,521

Net loss	—	—	—	(5,167,520)	(5,167,520)

Balance, March 31, 2023	3,886,202	$3,886	$67,120,830	$(71,905,285)	$(4,780,569)

Stock-based compensation expense	—	—	102,871	—	102,871

Net loss	—	—	—	(3,111,500)	(3,111,500)

Balance, June 30, 2023	3,886,202	$3,886	$67,223,701	$(75,016,785)	$(7,789,198)

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Skye Bioscience, Inc. (the “Company” or “Skye”) was incorporated in Nevada on March 16, 2011. The Company is a clinical stage biopharmaceutical company developing next-generation molecules that modulate G protein-coupled receptors to treat obesity and metabolic diseases.
As of June 30, 2024, the Company has devoted substantially all its efforts to securing its product pipeline, carrying out its own research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
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
Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation, primarily the separate classification of prepaid expenses and other current assets on the Company's condensed balance sheet, and condensed statement of cash flows and change in fair value of derivative liability and interest expense on the condensed statement of operations. Such reclassifications did not have a material impact on the Unaudited Condensed Consolidated Financial Statements.
During the six months ended June 30, 2024, there were no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Pronouncements Implemented
In November 2023, the Financial Account Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company early adopted the ASU as of January 1, 2024, and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment — pharmaceutical development. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new standard reduces the number of accounting models for convertible debt instruments, amends the accounting for certain contracts in an entity’s own equity, and modifies how certain convertible instruments and contracts that may be settled in cash or shares impact the calculation of diluted earnings per share. Specifically, the guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments and requires the use of the if-converted method to calculate diluted earnings per share. This standard was effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. The Company adopted this standard as of January 1, 2024 and the adoption of this standard did not have an impact on the Company's Unaudited Condensed Consolidated Financial Statements or related disclosures.
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

2. Asset Dispositions
Sale of real estate
The wind down of Emerald Health Therapeutics, Inc. ("EHT's") operations included the disposition of real estate held by AVI (the "AVI building"). At the time of the Company’s acquisition of EHT on November 10, 2022 (the “EHT Acquisition”), none of the purchase consideration was allocated to the fair value of the AVI building. As a result of the sale of the AVI building, for the six months ended June 30, 2024, the Company recorded a gain of $1,145,141 in other (income) expense, net of sales costs.

Divestiture of VDL
On February 9, 2023, the Company sold Verdélite Sciences, Inc. ("VDL"). For the six months ended June 30, 2023, the Company has recorded a loss on sale of asset of $307,086 in other (income) expense based on the difference between the carrying amount of the assets sold and the net cash proceeds. See Note 10.

3. Prepaid Expenses, Other Current Assets and Liabilities
Prepaid expenses consist of the following:

	As of June 30, 2024	As of December 31, 2023
Clinical expenses	$74,866	$61,352
Financial advisory service agreement	568,340	—
Other prepaid expenses	452,833	132,907
	$1,096,039	$194,259
Other current assets consist of the following:

	As of June 30, 2024	As of December 31, 2023
AusIndustry incentive	$548,646	$540,604
Vendor deposits	2,158,702	403,439
Excise tax bonds	—	125,784
Other tax receivables	20	32,458
Other current assets	—	17,644
	$2,707,368	$1,119,929
Other current liabilities consist of the following:

	As of June 30, 2024	As of December 31, 2023
Research and development costs	$750,049	$467,784
Legal fees	233,282	258,213
EHT Acquisition related liabilities	—	180,897
Travel and entertainment expenses	25,479	—
Consulting Fees	23,756	—
Professional and consulting fees	141,100	69,468
Other accrued liabilities	11,129	22,190
	$1,184,795	$998,552

4. Warrants
There are significant judgements and estimates inherent in the determination of the fair value of the Company’s warrants. These judgements and estimates include assumptions regarding the Company’s future operating performance and the determination of the appropriate valuation methods.
Warrants
Warrants vested and outstanding as of June 30, 2024 are summarized as follows:

Source	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Warrants Outstanding
2015 Common Stock Warrants	$1,250.00	0.82	400
2016 Common Stock Warrants to Service Providers	287.50	2.34	160
2019 Common Stock Warrants	87.50	0.39	32,000
2020 Common Stock Warrants to Placement Agent	20.00	1.08	32,668
2021 Inducement Warrants	37.50	2.07	84,667
2021 Inducement Warrants to Placement Agent	47.00	2.07	5,927
2021 Common Stock Warrants	22.50	2.25	311,113
2021 Common Stock Warrants to Placement Agent	27.50	2.25	21,778
November 2019 EHT Common Stock Warrants	72.25	0.42	34,213
December 2019 EHT Common Stock Warrants	37.25	0.50	3,783
February 2020 EHT Common Stock Warrants	37.25	0.62	80,694
August 2023 Convertible Note Common Stock Warrants	5.16	9.14	340,000
August 2023 PIPE Financing Common Stock Warrants	5.16	9.14	2,325,537
January 2024 Pre-Funded Warrants Common Stock	0.001	Indefinite	9,978,739
Total warrants outstanding as of June 30, 2024			13,251,679

As of June 30, 2024, all of the Company's warrants are fully vested.
January 2024 Pre-Funded Warrants
In connection with the January 2024 PIPE Financing (as defined below), the Company issued the Pre-Funded Warrants (as defined below) (See Note 6). The Pre-Funded Warrants have an exercise price of $0.001 per share, and were exercisable immediately upon issuance until exercised in full. The gross proceeds from the issuance of these Pre-Funded Warrants was $22,991,015. The Company determined that the Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability or derivative. The Pre-Funded Warrants are indexed to the Company’s common stock and meets all other conditions for equity classification. Accordingly, the Pre-Funded Warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time issued. The Company also determined that the Pre-Funded Warrants should be included in the determination of basic and diluted earnings per share. `

5. Debt
The Company’s convertible debt consists of the following:

	As of June 30, 2024	As of December 31, 2023
Total principal value of convertible note - related party, net of discount	$5,000,000	$5,000,000
Unamortized debt discount	(136,616)	(610,749)
Unamortized debt issuance costs	(3,859)	(17,253)
Carrying value of total convertible debt - related party	$4,859,525	$4,371,998

Convertible Note - Related Party
On August 15, 2023, the Company entered into a Secured Note and Warrant Purchase Agreement with MFDI, LLC (“MFDI”), pursuant to which the Company issued to MFDI a $5,000,000 secured convertible promissory note (the "Convertible Note") and a warrant to purchase 340,000 shares of common stock on August 18, 2023 (the "Convertible Note Financing") (See Note 4). The Convertible Note bears interest at a rate of 10% per annum and matures on August 18, 2024, unless earlier repurchased or converted. MFDI can elect to convert the Convertible Note at any time and the conversion price is fixed at $5.16. Accrued interest is payable quarterly within 30 days of the last day of each calendar quarter. The Company may prepay the principal or interest outstanding under the Convertible Note at any time without penalty. The debt discounts related to the warrants, and debt issuance costs, are being amortized over the term of the Convertible Note using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense in Other (income) expense within the Consolidated Statements of Operations. As of June 30, 2024, the fair value of the Convertible Note approximates its intrinsic value which is equal to $2,761,474. The intrinsic value of the Convertible Note was calculated as the excess fair value of the underlying conversion shares over the principal value of the Convertible Note. The Convertible Note is classified as Level 2 of the fair value hierarchy model based on market prices that can be corroborated with observable market data for the Company's common stock.
For the three and six months ended June 30, 2024, the effective interest rate on the Convertible Note was 31.39%.
Subsequent to June 30, 2024, the conversion option on the Convertible Note was exercised (See Note 10).
Interest Expense
The Company’s interest expense consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Related party interest expense – stated rate	$124,658	$—	$249,315	$15,952
Legal judgment interest expense	75,189	182,171	150,146	182,171
Other interest expense	—	4,258	—	6,705
Non-cash interest expense:
Amortization of debt discount	243,331	—	474,133	—
Amortization of transaction costs	6,874	—	13,394	—
	$450,052	$186,429	$886,988	$204,828
6. Stockholders’ Equity and Capitalization
PIPE Financings
January 2024 PIPE Financing
On January 29, 2024, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which on January 31, 2024, the Company issued an aggregate of 11,713,664 shares of common stock and 9,978,739 pre-funded warrants (the "Pre-Funded Warrants") to purchase up to 9,978,739 shares of common stock (the "January 2024 PIPE Financing") for an aggregate purchase price of $49,991,010. The January 2024 PIPE Financing was priced at $2.31 per common share and $2.30 per Pre-Funded Warrant based on the 5-day average share price preceding January 29, 2024. The Ore-Funded Warrants are exercisable at any time for an exercise price of $0.001.
In connection with the January 2024 PIPE Financing, the Company incurred $3,823,752 in direct equity issuance costs for net proceeds of $46,167,258.
March 2024 PIPE Financing
On March 11, 2024, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which on March 13, 2024, the Company issued an aggregate of 4,000,000 shares of common stock (the "March 2024 PIPE Financing") for an aggregate purchase price of $40,000,000. The March 2024 PIPE Financing was priced at $10.00 per common share.
In connection with the March 2024 PIPE Financing, the Company incurred $2,610,695 in direct equity issuance costs for net proceeds of approximately $37,389,305.

7. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, the Board of Directors ("Board") approved the Company’s 2014 Omnibus Incentive Plan. On June 14, 2022, the Board approved the 2014 Amended and Restated Omnibus Incentive Plan (the “2014 Amended and Restated Plan”) which replaced the 2014 Omnibus Incentive Plan in its entirety.
On September 29, 2023, the Board and holders of the voting power of the outstanding capital stock of the Company adopted and approved Amendment No. 1 to the 2014 Amended and Restated Plan. Amendment No. 1 to the 2014 Amended and the Restated Plan became effective on November 6, 2023. As of June 30, 2024, 2,464,345 shares were authorized for the issuance under the 2014 Amended and Restated Plan.
The Company has reserved shares for issuance under 2014 Amended and Restated Plan upon share option exercise. As of June 30, 2024, the Company had 137,833 shares available for future grant under the 2014 Amended and Restated Plan.
Stock Options
The following is a summary of option activities under the Company’s 2014 Amended and Restated Plan for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2023	498,298	$8.96	7.24	$20,441

Granted	768,100	14.40
Cancelled	(2,926)	400.00
Forfeited	(72,873)	8.32
Outstanding, June 30, 2024	1,190,599	$11.54	9.14	$1,532,218
Exercisable, June 30, 2024	345,887	$11.08	8.23	$591,698
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2024 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2024, was $11.42.
The fair value of the Company's stock option grants were estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

Six Months Ended June 30, 2024
Dividend yield	0.00%
Volatility factor	99.58% - 99.96%
Risk-free interest rate	4.26% - 4.48%
Expected term (years)	5.27 - 6.08

Restricted Stock Units
On February 29, 2024, the Company granted restricted stock units ("RSUs") to its executive management team and to certain members of the Board with market-based vesting conditions. The RSUs are eligible to vest subject to the achievement and attainment of certain market capitalization target goals and share price targets (market-based vesting conditions). The Company used the Monte Carlo Simulation model to evaluate the derived service period and fair value of awards with market and performance conditions, including assumptions of historical volatility and risk-free interest rate commensurate with the vesting term.
The fair value of the Company's market-based RSUs were estimated on the date of grant under the following assumptions:

Six Months Ended June 30, 2024
Dividend yield	0.00%
Volatility factor	93.71%
Risk-free interest rate	4.16%
Derived service periods (years)	1.27 - 2.48
The following is a summary of RSU activity during the period ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	847,777	$3.66
Granted	275,000	14.21
Unvested, June 30, 2024	1,122,777	$6.24
Common Stock Issued for Services
Additionally, during the three months ended June 30, 2024, the Company issued 5,000 shares of common stock to a service provider as compensation for services provided. Such shares were issued in a private placement outside of the 2014 Amended and Restated Plan.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation expense for the stock options and the RSUs discussed above, in its Unaudited Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$303,081	$12,533	$695,719	$57,001
General and administrative	1,525,388	90,338	3,610,934	177,449
	$1,828,469	$102,871	$4,306,653	$234,450
During the three and six months ended June 30, 2024, the first three market based vesting conditions of the RSUs granted in August 2023 were met.
The total amount of unrecognized compensation cost was $11,848,634 as of June 30, 2024. This amount will be recognized over a weighted average period of 2.92 years.

8. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	Three Months Ended June 30, (Unaudited)		Six Months Ended June 30, (Unaudited)
	2024	2023	2024	2023
Basic EPS and diluted EPS:

Loss (Numerator)
Net loss	$(7,902,816)	$(3,111,500)	$(12,922,347)	$(8,279,020)

Shares (Denominator)
Weighted average common shares outstanding (1)	38,669,330	3,886,198	33,334,616	3,827,216
Per-Share Amount	$(0.20)	$(0.80)	$(0.39)	$(2.16)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30, (Unaudited)			Six Months Ended June 30, (Unaudited)
	2024		2023 (1)	2024	2023 (1)
Stock options	1,190,599		151,903	1,190,599	151,903
Warrants	3,272,940		615,392	3,272,940	615,392
Unvested restricted stock units	503,446		10,667	503,446	10,667
Convertible Debt	968,973	Convertible Debt	—	968,973	—
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

On October 19, 2023, the Company received the final orders from the District Court denying the post-trial motions that the Company filed with the District Court in March 2023 seeking judgment as a matter of law, a new trial, and/or a reduction of the judgment. Additionally, in March of 2023, the Company appealed the judgment in the Cunning Lawsuit to the Ninth District Court of Appeals (the "Ninth Circuit"). Oral argument before the Ninth Circuit is scheduled in the third quarter of 2024.
The Company believes that this case was incorrectly decided as to liability, the amount of compensatory damages, and the appropriateness and amount of punitive damages. While the Company is challenging the verdict in the Ninth Circuit and is pursuing reimbursement under its existing insurance policies, there is no guarantee that the Company will be successful in these efforts. Given the jury verdict, the Company has determined that a loss is probable and accordingly has recorded a legal contingency expense and a current balance sheet liability for the total amount of the jury verdict. The Company has recorded an aggregate estimate for the legal contingency of $6,053,468 plus accrued interest of $384,896 at an annual interest rate of 4.9% on the judgment and 5.38% on the legal fees, which is determined by the Superior Court of California. Depending on the outcome of the appeal, it is reasonably possible that the legal contingency booked could materially change after the issuance of these financials.
For the three and six months ended June 30, 2024, the Company recorded interest expense of $75,189 and $150,146 respectively, which is included in Legal judgment interest expense in Other (income) expense in the Unaudited Condensed Consolidated Statements of Operations (See Note 5).
Skye Bioscience, Inc. vs Partner Re Ireland Insurance
In February 2023, the Company brought a suit against the Company's D&O insurance carrier, Partner Re Ireland Insurance DAC ("Partner Re"), bringing claims for (a) breach of contract, (2) tortious breach of the implied covenant of good faith and fair dealing and (3) declaratory relief that Partner Re is obligated to reimburse the Company for the defense fees and costs incurred in defense of the Cunning Lawsuit and must indemnify the Company for any settlement or judgment in the Cunning Lawsuit. The Company's allegations arise out of Partner Re's refusal to reimburse the Company for costs incurred by the Company in defending the Cunning Lawsuit. The case, entitled Skye Bioscience, Inc., v. Partner Re Ireland Insurance DAC, was filed in the United Stated District Court for the Central District of California.
On April 17, 2023, Partner Re filed a motion to dismiss the Company's complaint pursuant to Federal Rule of Civil Procedure 12(b)(6). On June 20, 2023, the court issued a ruling in favor of the Company and denied Partner Re's motion to dismiss the Company's lawsuit. In April 2024, the Company filed a motion for judgment on the pleadings. In June of 2024, the court granted in part and denied in part the Company's motion for judgment on the pleadings. The court granted the Company's motion for judgment on the pleadings with respect to Partner Re's affirmative defense related to whether the Cunning Lawsuit constituted a “Securities Claim” as defined in the Partner Re policy, rejecting what had been Partner Re's primary basis for denying coverage.
The Company is pursuing up to $5,000,000 in coverage less the deductible to cover legal expenses incurred and to be incurred pending the final verdict or settlement of the Cunning Lawsuit.
10. Subsequent Events
2024 Inducement Equity Incentive Plan
On July 2, 2024, the Board of Directors of the Company adopted the Skye Bioscience, Inc. 2024 Inducement Equity Incentive Plan (the "Inducement Plan"). The Inducement Plan was adopted in order to grant share-based awards to newly hired employees as an inducement to join the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2014 Amended and Restated Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the Board of Directors of the Company if the award is in connection with commencement of employment. The Company has reserved 600,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan.
VDL Transaction, Release and Discharge Agreement
On July 17, 2024, the Company reached a transaction, release and discharge agreement with the purchaser of VDL. Under the transaction, release and discharge agreement, the purchase price of VDL was adjusted in exchange for a full release of any future claims. As part of the agreement, the parties agreed to an installment payment schedule for the remaining aggregate balance of the purchase price of $2,047,080 through December 2027. The note receivable bears interest at 8%. Upon signing the transaction, release and discharge agreement the Company received the first installment payment of $73,110.
Stock Option Grants
Subsequent to June 30, 2024, the Company granted an aggregate of 153,000 common stock options to consultants, employees and directors under the 2014 Amended and Restated Plan.
Subsequent to June 30, 2024, the Company granted 60,000 common stock options and 15,000 RSUs under Inducement Plan.

Prefunded Warrant Exercise
Subsequent to June 30, 2024, 1,301,573 pre-funded warrants with an intrinsic value of $10,424,294 were cashless exercise in exchange for 1,301,410 shares of common stock.
Settlement of Convertible Note
On August 8, 2024, the holder of the Convertible Note exercised their conversion option in exchange for 968,973 shares of the Company's common stock. Accrued interest will be paid to the holder in cash through the settlement date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three and six months ended June 30, 2024 and 2023, together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q contain forward-looking statements that are based on management’s current expectations and assumptions and information currently available to management and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially and negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section below titled “Risk Factors,” including, without limitation, risks relating to:
•the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our product candidates;
•the timing, progress and results of our clinical trial for nimacimab and our estimates regarding the market opportunity for nimacimab if approved;
•the early stage of our product candidates presently under development;
•our ability to obtain and, if obtained, maintain regulatory approval of our current product candidates, and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;
•our ability to retain or hire key scientific or management personnel;
•our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;
•our dependence on third party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators, including global supply chain disruptions;
•our ability to develop successful sales and marketing capabilities in the future as needed;
•the size and growth of the potential markets for any of our current product candidates, and the rate and degree of market acceptance of any of our current product candidates;
•our competitive position and the development of competing therapies that are or may become available;
•regulatory developments in the United States and foreign countries; and
•current pending litigation matters, including the Cunning Lawsuit.

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
Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” and “Skye” in this discussion and analysis refer to Skye Bioscience, Inc., a Nevada corporation, together with its wholly owned subsidiaries, Nemus, a California corporation, SKYE Bioscience Pty Ltd ("SKYE Bioscience Australia"), an Australian proprietary limited company, Emerald Health Therapeutics, Inc. ("EHT") a corporation governed by the Business Corporations Act (British Columbia), Bird Rock Bio Sub, Inc. ("BRB"), a Delaware corporation, Ruiyi Acquisition Corp, a Delaware corporation and Avalite Sciences, Inc. ("AVI") a corporation governed by the Business Corporations Act (British Columbia).
Overview
We are a clinical-stage biopharmaceutical company focused on unlocking new therapeutic pathways for metabolic health through the development of next-generation molecules that modulate G-protein coupled receptors ("GPCRs"). GPCRs regulate diverse physiological and pathological processes, particularly those that maintain metabolic homeostasis. Therapeutics that target these GPCR-associated pathways may represent novel approaches to address metabolic disorders.
Our product candidate, nimacimab, is a peripherally-restricted negative allosteric modulating antibody specific for the human CB1 receptor (CB1), administered as a subcutaneous injectable initially for the treatment of obesity.
Subsequent to June 30, 2024, we finalized our Phase 2 clinical trial protocol for nimacimab, CBeyondTM, updated our Investigational New Drug file with the FDA and completed the site selection process. The CBeyondTM clinical trial will include 120 patients, 18 planned clinical trial sites and an exploratory combination arm with a GLP-1 agonist to assess the difference in weight loss, differences in body composition and changes in sleep quality. We expect our clinical trial to begin screening in Q3 2024 and expect to provide interim and topline data in the second and fourth quarters of 2025, respectively. This study’s primary endpoint is to evaluate weight loss using nimacimab compared to placebo.
Secondary endpoints include evaluations of safety and tolerability, neuropsychiatric and cognitive evaluation, change in body composition by Dual-Energy X-ray Absorptiometry (DEXA), and changes in key metabolic biomarkers such as triglycerides, insulin and leptin sensitivity.
Given the distinct mechanism and beneficial attributes of nimacimab as a peripheral CB1 inhibitor, within the large and heterogeneous obesity landscape we see significant opportunity for nimacimab to potentially complement GLP-1 agonists and other anti-obesity drug mechanisms of action as well as to have a potential role as a monotherapy.
In June 2024, we completed our Phase 2a double-masked randomized, placebo-controlled trial of SBI-100 Ophthalmic Emulsion (“SBI-100 OE”) in 56 patients with elevated intraocular pressure ("IOP") diagnosed with primary open-angle glaucoma or ocular hypertension. The primary endpoint evaluated the change in diurnal IOP in the treated arm vs. placebo over 2 weeks. The study did not achieve a statistically significant improvement in IOP over placebo. As a result, we eliminated our ocular program and strategically redirected our efforts and capital resources to our metabolic program. We have also terminated our license agreement with the University of Mississippi and other vendor contracts related to the manufacture, development, and sublicense of SBI-100.
In January 2024 and March 2024, we completed two private placement equity transactions (the "January and March PIPE Financings") with institutional accredited investors, in which we raised combined net aggregate proceeds of $83,556,563. The net capital raised from the January and March PIPE Financings along with the reallocation of funds from the elimination of our glaucoma program will allow us to fund our clinical trial for obesity through top-line Phase 2 data and provide us with the ability to expand upon our metabolic program.

On May 10, 2024, we entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co, as the sales agent (the “Sales Agent”), under which we may, from time to time, sell up to $100,000,000 of shares of our common stock through the Sales Agent (the “ATM Offering”). We are not obligated to, and we cannot provide any assurances that we will continue to, make any sales of the shares under the ATM Agreement. We will pay the Sales Agent a commission for their services in acting as agent in the sale of common stock in an amount up to 3% of the gross sales price per share sold. During the three and six months ended June 30, 2024, we did not issue any shares under the ATM Offering.
In April 2024, Skye uplisted to the NASDAQ Global Market® stock exchange from the OTCQB and in August of 2024 the Company's Convertible Note was settled for shares of the Company's common stock.
We were incorporated under the laws of the State of Nevada on March 16, 2011, and our headquarters are based in San Diego, CA. Since our incorporation, we have devoted substantially all of our efforts to building our product portfolio through the acquisition of clinical assets and licensing agreements, carrying out research and development, building infrastructure and raising capital.
Financial Overview
Revenues
To date, we have not generated any revenue. We do not expect to receive any revenue from our drug candidate or any future drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, our drug candidate or future drug candidates or generate revenue from collaborative agreements with third parties.
Research and Development Expenses
During the three months ended June 30, 2024, we incurred $4,078,751 in research and development expenses primarily related to residual costs from our legacy Phase 2a SBI-100 OE clinical trial and costs from the preparation of the launch of our Phase 2 clinical trial for obesity. During the three months ended June 30, 2023, we incurred $1,788,434 in research and development expense primarily related to our efforts in conducting the Phase 1 SBI-100 OE clinical trial.
During the six months ended June 30, 2024, we incurred $6,025,201 in research and development expenses primarily related to our efforts in conducting the Phase 2a SBI-100 OE clinical trial and costs from the preparation of the launch of our Phase 2 clinical trial for obesity. During the six months ended June 30, 2023, we incurred $2,973,314 in research and development expense primarily related to our efforts in conducting the Phase 1 SBI-100 OE clinical trial.
We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidate or future drug candidates, including, but not limited to:

•	employee-related expenses, which include salaries, benefits and stock-based compensation;

•	payments to third party contract research organizations and investigative sites; and

•	payments to third party manufacturing organizations and consultants.
We expect to incur future research and development expenditures to support our preclinical, nonclinical, and clinical studies. Preclinical and nonclinical activities include early discovery efforts with novel molecules, laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess safety and efficacy.
The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our drug candidates is highly uncertain. Our future research and development expenses will depend on the clinical success of our current and future drug candidates as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts towards advancing our lead program for nimacimab.

General and Administrative Expenses
Our general and administrative expenses have fluctuated year-over-year as we have entered into various strategic acquisitions to restructure and reposition our company. Additionally, as a business in the early stages of drug development we are in the process of scaling our operations by hiring additional employees and building the infrastructure necessary to increase efficiencies. These initiatives have resulted in additional costs related to the implementation of certain systems, insurance, legal and accounting costs related to operating as a public company. To incentivize our employees and be competitive to retain strong talent we issued additional equity awards in 2023 and 2024, which have resulted in increased stock-based compensation expense. We expect that our general and administrative expenses will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries and other related costs, stock-based compensation and consulting fees for executive, finance, accounting and business development functions. We also expect general and administrative expenses to increase as a result of additional costs associated with being a public company and our uplisting to Nasdaq, including expenses related to compliance with the rules and regulations of the SEC and Nasdaq, additional insurance expenses, investor relations activities and other administration and professional services. Other significant costs are expected to include legal fees relating to patent and corporate matters, facility costs and fees for accounting and other consulting services.
Other (Income) Expense
Other (income) expense primarily includes a gain from the sale of the AVI building (see Note 2 to the accompanying Unaudited Condensed Consolidated Financial Statements), interest income and interest expense incurred from our short term convertible debt.
Critical Accounting Estimates
There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Results of Operations
For the three months ended June 30, 2024 and 2023
Research and Development Expenses
Below is a summary of our research and development expenses during the three months ended June 30, 2024 and to the same period in 2023:

	Three Months Ended June 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Research and development expenses	$4,078,751	$1,788,434	$2,290,317	128%
Research and development expenses for the three months ended June 30, 2024 increased by $2,290,317 as compared to the same period in 2023. The net increase in research and development expenses was primarily due to an increase of $421,263 in research and development salaries and equity based compensation, a net increase of $1,489,843 in contracted clinical costs associated with the completion of our Phase 2a glaucoma clinical trial and the preparation for our Phase 2 clinical trial for obesity. In connection with the discontinuation of our clinical trials for SBI-100 OE, we incurred contract cancellation fees and other general expenses of $269,189. In addition, there was an increase in consulting fees of $148,882 related to our clinical trial for obesity, which was offset by a decrease in license fees of $73,087 from the elimination of the SBI-200 license agreement with the University of Mississippi compared to the prior year.

General and Administrative Expenses
Below is a summary of our general and administrative expenses during the three months ended June 30, 2024 and to the same period in 2023:

	Three Months Ended June 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
General and administrative expenses	$4,326,820	$1,206,405	$3,120,415	259%
General and administrative expenses for the three months ended June 30, 2024 increased by $3,120,415 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $1,520,647 from the recognition of stock-based compensation expense. During the three months ended June 30, 2024, professional fees increased by $945,873 due to services provided under a financial advisory agreement, professional services related to the registration of the resale of shares issued in the January and March 2024 PIPE Financings shares and general corporate legal fees associated with our uplisting to Nasdaq, the filing of our shelf registration statement and the entry into our ATM Agreement. Other increases included insurance and other general business expenses of $60,755 and $444,713, respectively. The increases in insurance and general business costs related to increased liability coverage, the initial listing fee paid to Nasdaq and regulatory agency filing fees.
Other (Income) Expense
Below is a summary of our other (income) expense for the three months ended June 30, 2024 and to the same period in 2023:

	Three Months Ended June 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Interest expense	$450,052	$186,429	$263,623	141%
Interest income	(961,237)	(8,598)	(952,639)	11080%
Wind-down costs	—	87,072	(87,072)	(100)%
Other expense	$359	$—	359	100%
Total other (income) expense	$(510,826)	$264,903	$(775,729)	(293)%
For the three months ended June 30, 2024, we had net other income of $510,826 related primarily to the increase in interest income of $952,639 resulting from interest payable on our cash and cash equivalents and restricted cash on deposit with financial institutions, offset by an increase of $263,623 related party interest expense from the Convertible Note (as defined in Note 5 to the accompanying Unaudited Condensed Consolidated Financial Statements). In addition, during the three months ended June 30, 2023, we recognized wind down costs of $87,072 from the EHT Acquisition.
For the six months ended June 30, 2024 and 2023
Research and Development Expenses
Below is a summary of our research and development expenses during the six months ended June 30, 2024 and to the same period in 2023:

	Six Months Ended June 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Research and development expenses	$6,025,201	$2,973,314	$3,051,887	103%
Research and development expenses for the six months ended June 30, 2024 increased by $3,051,887 as compared to the same period in 2023. The net increase in research and development expenses was primarily due to an increase of $800,780 in research and development salaries from increased headcount and equity based compensation, a net increase of $1,835,309 in contracted clinical costs associated with clinical trial expenses from the completion of our Phase 2a clinical trial for glaucoma and the preparation for our Phase 2 clinical trial for obesity.

In connection with the discontinuation of our clinical trials for SBI-100 OE, we incurred contract cancellation fees and other general expenses of $270,638. In addition, there was an increase in consulting fees of $191,095 related to our Phase 2 clinical trial for obesity, which was offset by a decrease in license fees of $70,248 from the elimination of the SBI-200 license agreement with the University of Mississippi in the prior year.
General and Administrative Expenses
Below is a summary of our general and administrative expenses during the six months ended June 30, 2024 and to the same period in 2023:

	Six Months Ended June 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
General and administrative expenses	$8,532,620	$3,121,683	$5,410,937	173%
General and administrative expenses for the six months ended June 30, 2024 increased by $5,410,937 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $3,573,816 from increased headcount and the recognition of stock based compensation expense due to the achievement of certain performance based milestones related to RSUs granted to members of management and members of the board of directors of the Company.
During the six months ended June 30, 2024, professional fees increased by $974,077 due to services provided under a financial advisory agreement, professional services related to the registration of the resale of shares issued in the January and March PIPE Financings and general corporate legal fees associated with our uplisting to Nasdaq, the filing of our shelf registration statement, regulatory agency filing fees, legal fees related to nimacimab patent prosecution, increased tax fees due to increased complexity and the entry into the ATM Agreement. Other increases included board fees, other general business expenses, consulting, insurance and travel of $62,473, $534,914, $113,637, $112,505 and $96,681, respectively.
Other (Income) Expense
Below is a summary of our other (income) expense for the six months ended June 30, 2024 and to the same period in 2023:

	Six Months Ended June 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Interest expense	$886,988	$204,828	$682,160	333%
Interest income	(1,388,791)	(33,112)	(1,355,679)	4094%
(Gain) loss from asset sales	(1,145,141)	307,086	(1,452,227)	(473)%
Debt conversion inducement expense	—	1,383,285	(1,383,285)	(100)%
Wind-down costs	—	470,181	(470,181)	(100)%
Other expense (income)	1,399	(3)	1,402	100%
Total other (income) expense	$(1,645,545)	$2,332,265	$(3,977,810)	(171)%
For the six months ended June 30, 2024, we had net other income of $1,645,545 related primarily to the gain on the sale of the AVI building of $1,145,141, an increase in interest income of $1,355,679, offset by an increase of $682,160 in related party interest expense from the Convertible Note. In addition, during 2023 we incurred a one-time debt conversion inducement expense of $1,383,285 and recognized wind down costs of $470,181 from the EHT Acquisition.

Liquidity and Capital Resources
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception, and as of June 30, 2024, we had working capital of $72,681,890, an accumulated deficit of $117,304,896, and stockholders’ equity of $72,809,051. We had unrestricted cash and cash equivalents in the amount of $74,120,854 as of June 30, 2024, as compared to $1,256,453 as of December 31, 2023. For the six months ended June 30, 2024 and 2023, the Company incurred losses from operations of $14,557,821 and $5,943,155, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred net losses of $12,922,347 and $8,279,020, respectively.
In January 2024 and March 2024, we completed the January and March PIPE Financings, in which we raised combined net aggregate proceeds of $83,556,563. We expect the capital from the January and March PIPE Financings to fund our Phase 2 clinical trial for obesity through top line Phase 2 data in late 2025 and the potential expansion of our metabolic program.
In May 2024, we entered into the ATM Agreement under which the Company may, sell up to $100,000,000 of shares of common stock through the Sales Agent. The Company has not sold any shares under the ATM Agreement as of the date hereof and is not obligated to, and cannot provide any assurances that the Company will continue to, make any sales of the shares under the ATM Agreement.
Subsequent to June 30, 2024, the holder of the Convertible Note exercised their conversion option and converted the principal balance of the Convertible Note into 968,973 shares of our common stock.
The Company’s Unaudited Condensed Consolidated Financial Statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Based on its current operational requirements, the Company believes that its current cash will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these consolidated financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain.
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
•the cost of commercialization activities if our current or future drug candidates are approved for sale, including marketing, sales and distribution costs;
•the expenses needed to attract and retain skilled personnel;
•the costs associated with being a public company, including of our uplisting to Nasdaq;
•the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval; and
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.
Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our Unaudited Condensed Consolidated Financial Statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(11,801,659)	$(6,052,759)
Net cash provided by investing activities	1,109,497	5,530,406
Net cash provided by (used in) financing activities	83,556,563	(168,720)

Cash Flows from Operating Activities
The primary use of cash for our operating activities during the period was to fund research development activities for our clinical product candidates and general and administrative activities. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, depreciation and amortization, amortization of debt discount and the (gain) loss from divestiture of assets.
Cash used in operating activities of $11,801,659 during the six months ended June 30, 2024, reflected a net loss of $12,922,347, partially offset by aggregate non-cash charges of $3,963,183 and included a $2,842,495 net change in our operating assets and liabilities.
Non-cash charges included $4,306,653 for stock-based compensation expense primarily attributable to the vesting of RSUs related to the achievement of certain market based performance milestones, $487,527 in non-cash interest expense debt amortization expense, $1,145,141 gain from the sale of a real estate asset and $246,000 from the write-off of vendor deposits. The net change in our operating assets and liabilities included a $2,735,219 cash outflow from changes in our prepaid expenses and other current assets, a $30,984 net cash outflow from changes in our accrued expenses and other current liabilities and a $76,292 cash outflow from the repayment of our accounts payable.
Cash used in operating activities of $6,052,759 during the six months ended June 30, 2023, reflected a net loss of $8,279,020, partially offset by aggregate non-cash charges of $1,992,843 and included a $233,418 net change in our operating assets and liabilities.
Cash Flows from Investing Activities
During the six months ended June 30, 2024, the Company purchased $35,644 in machinery and office equipment and recognized $1,145,141 in net proceeds from the sale of the AVI building.
During the six months ended June 30, 2023, the Company purchased $1,860 in machinery office equipment. During the six months ended June 30, 2023, the Company received $5,532,266 in proceeds related to the divestiture of VDL.
Cash Flows from Financing Activities
Cash flows from financing activities primarily reflect proceeds from the sale of our securities and loan repayments.
During the six months ended June 30, 2024, cash provided by financing activities included $83,556,563 in proceeds received in connection with the January and March PIPE Financings, net of issuance costs.
During the six months ended June 30, 2023, cash used in financing activities included a $168,720 repayment on our insurance premium loan payable.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 1A. Risk Factors.
There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 and our quarterly report on Form 10-Q for the three months ended March 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In May 2024, we issued 5,000 shares of common stock to a consultant for investor relations services. The issuance of the shares of common stock was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption for transactions by an issuer not involved in any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and corresponding state securities laws.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, neither the Company or any of its officers or directors adopted or terminated trading arrangements for the sale of the Company’s common stock.

Item 6. Exhibits.

3.1	Articles of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on March 22, 2024)
3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K filed on March 2, 2021)
10.1*	2024 Inducement Equity Incentive Plan
10.2*	Form of Stock Option Grant Notice and Stock Option Agreement under the 2024 Inducement Equity Incentive Plan
10.3*	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2024 Inducement Equity Incentive Plan
10.4
Equity Distribution Agreement, dated as of May 10, 2024, by and between Skye Bioscience, Inc. and Piper Sandler & Co. (incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-3 filed May 10, 2024)

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

Skye Bioscience, Inc., a Nevada corporation

August 9, 2024	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary, Chairman of the Board, and Director (Principal Executive Officer)

August 9, 2024	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)