Form 10-Q
period 2024-09-30
Skye Bioscience, Inc.
filed 2024-11-07
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 6, 2024, there were 30,338,290 shares of the issuer’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$67,412,614	$1,256,453
Restricted cash	9,080,202	9,080,202
Prepaid expenses	664,604	194,259
Other current assets	2,650,809	1,119,929
Total current assets	79,808,229	11,650,843

Property and equipment, net	1,516,612	43,276
Operating lease right-of-use asset	184,509	237,983
Other assets	26,310	8,309
Total assets	$81,535,660	$11,940,411

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$780,025	$1,155,785
Accrued interest - related party	—	126,027
Accrued payroll liabilities	903,271	888,381
Accrued interest - legal contingency	—	234,750
Other current liabilities	2,065,658	998,552
Estimate for accrued legal contingencies and related expenses	1,792,337	6,053,468
Convertible note - related party, net of discount	—	4,371,998
Operating lease liability, current portion	82,932	72,038
Total current liabilities	5,624,223	13,900,999

Non-current liabilities
Operating lease liability, net of current portion	108,062	171,230
Total liabilities	5,732,285	14,072,229

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 200,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2024 and December 31, 2023; 30,338,290 and 12,349,243 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	30,338	12,349
Additional paid-in-capital	196,976,230	102,238,382
Accumulated deficit	(121,203,193)	(104,382,549)
Total stockholders’ equity (deficit)	75,803,375	(2,131,818)
Total liabilities and stockholders’ equity (deficit)	$81,535,660	$11,940,411
See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the	For the Nine Months Ended September 30,
	2024	2023		2024	2023
Operating expenses
Research and development	$4,883,337	$1,254,653		$10,908,538	$4,227,967
Cost to acquire IPR&D asset	—	21,215,214		—	21,215,214
General and administrative	4,638,927	2,235,899		13,171,547	5,357,577
Change in estimate for legal contingencies	(4,553,468)	—		(4,553,468)	(151,842)
Total operating expenses	4,968,796	24,705,766		19,526,617	30,648,916

Operating loss	(4,968,796)	(24,705,766)		(19,526,617)	(30,648,916)

Other (income) expense
Interest (income) expense	(90,766)	271,307		796,222	476,135
Interest income	(907,697)	(16,562)		(2,296,488)	(49,669)
(Gain) loss from asset sales	(72,837)	—		(1,217,978)	307,086
Debt conversion inducement expense	—	—		—	1,383,285
Wind-down costs	—	(14,677)		—	455,504
Other expense (income)	801	—		2,200	(3)
Total other (income) expense, net	(1,070,499)	240,068		(2,716,044)	2,572,338

Loss before income taxes	(3,898,297)	(24,945,834)		(16,810,573)	(33,221,254)
Provision for income taxes	—	—		10,071	3,600

Net loss	$(3,898,297)	$(24,945,834)		$(16,820,644)	$(33,224,854)

Loss per common share:
Basic	$(0.10)	$(3.17)		$(0.48)	$(6.38)
Diluted	$(0.10)	$(3.17)		$(0.48)	$(6.38)

Weighted average shares of common stock outstanding used to compute earnings per share:
Basic	38,819,387	7,880,546		35,317,352	5,207,411
Diluted	38,819,387	7,880,546		35,317,352	5,207,411
See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,820,644)	$(33,224,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,347	95,880
Stock-based compensation expense	6,228,270	394,657
Change in fair value of derivative liabilities	—	(3)
Amortization of debt discount	599,006	102,400
Write-down of vendor deposits	325,610	—
Change in estimate for legal contingencies	(4,553,468)	7,009
(Gain) loss from divestiture of assets	(1,217,978)	307,086
Loss from disposal of assets	10,794	—
Debt conversion inducement expense	—	1,383,285
Accrued interest conversion expense	—	15,952
Cost to acquire IPR&D asset	—	21,215,214
Foreign currency remeasurement gain	—	(45,350)
Changes in assets and liabilities:
Prepaid expenses	(470,345)	782,265
Other current assets	(1,606,490)	(236,779)
Other assets	(18,000)	—
Accounts payable	(375,760)	(112,021)
Accounts payable - related parties	—	(113,601)
Accrued interest - related party	(126,027)	60,274
Accrued interest - legal contingency	(234,750)	—
Accrued payroll liabilities	14,889	(11,904)
Operating lease liability	(52,274)	(60,647)
Other current liabilities	1,109,443	(570,473)
Other current liabilities - related parties	—	(95,850)
Net cash used in operating activities	(17,064,377)	(10,107,460)

Cash flows from investing activities:
Proceeds from the sale of assets, net of sales costs	1,217,978	5,532,266
Purchase of property and equipment	(1,554,003)	(5,533)
Cash from asset acquisition, net of transaction costs	—	1,076,740
Net cash (used in) provided by investing activities	(336,025)	6,603,473

Cash flows from financing activities:
Proceeds from convertible note - related party	—	4,973,684
Proceeds from the issuance of common stock and warrants, net of equity issuance costs of $6,434,447 and $265,053, respectively	83,556,563	11,734,947
Financing costs allocated to warrants issued with convertible debt	—	(6,026)
Repayment of insurance premium loan payable	—	(236,681)
Net cash provided by financing activities	83,556,563	16,465,924

Net increase in cash and restricted cash	66,156,161	12,961,937

Cash, cash equivalents and restricted cash, beginning of period	$10,336,655	$1,249,107

Cash, cash equivalents and restricted cash, end of period	$76,492,816	$14,211,044

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:

Cash, and cash equivalents	$67,412,614	$5,126,245
Restricted cash	9,080,202	9,084,799
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$76,492,816	$14,211,044

Supplemental disclosures of non-cash financing activities:
Common stock warrant exercises	$—	$282,905
Conversion of multi-draw credit agreement	—	1,565,470
Conversion of accrued interest due to related party	—	31,766
Financing of insurance premium	—	203,884
Right of use asset obtained in exchange for operating lease liabilities	—	241,134
Stock issued for assets	—	20,532,846
Conversion of convertible note - related party to common stock	4,971,004	—

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/ (Deficit)
	Shares	Amounts
Balance, January 1, 2024	12,349,243	$12,349	$102,238,382	$(104,382,549)	$(2,131,818)

Stock-based compensation expense	—	—	2,478,179	—	2,478,179

Issuance of common stock and warrants, net of issuance costs of $6,434,447	15,713,664	15,714	83,540,849	—	83,556,563

Net loss	—	—	—	(5,019,531)	(5,019,531)

Balance, March 31, 2024	28,062,907	$28,063	$188,257,410	$(109,402,080)	$78,883,393

Stock-based compensation expense	5,000	5	1,828,469	—	1,828,474

Net loss	—	—	—	(7,902,816)	(7,902,816)

Balance, June 30, 2024	28,067,907	$28,068	$190,085,879	$(117,304,896)	$72,809,051

Stock-based compensation expense	—	—	1,921,617	—	1,921,617

Conversion of convertible note - related party	968,973	969	4,970,035	—	4,971,004

Exercise of pre-funded warrants	1,301,410	1,301	(1,301)	—	—

Net loss	—	—	—	(3,898,297)	(3,898,297)

Balance, September 30, 2024	30,338,290	$30,338	$196,976,230	$(121,203,193)	$75,803,375

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amounts
Balance, January 1, 2023	3,654,119	$3,654	$63,726,057	$(66,737,765)	$(3,008,054)

Stock-based compensation expense	—	—	131,579	—	131,579

Exercise of common stock warrants	66,566	66	282,839	—	282,905

Conversion of multi-draw credit agreement - related party and accrued interest	165,517	166	2,980,355	—	2,980,521

Net loss	—	—	—	(5,167,520)	(5,167,520)

Balance, March 31, 2023	3,886,202	$3,886	$67,120,830	$(71,905,285)	$(4,780,569)

Stock-based compensation expense	—	—	102,871	—	102,871

Net loss	—	—	—	(3,111,500)	(3,111,500)

Balance, June 30, 2023	3,886,202	$3,886	$67,223,701	$(75,016,785)	$(7,789,198)

Stock-based compensation expense	—	—	160,207	—	160,207

PIPE financing, net of equity issuance costs of 265,053	2,989,981	2,990	11,731,957	—	11,734,947

Common stock issued in acquisition of IPR&D asset	5,436,378	5,436	21,604,150	—	21,609,586

Warrants issued with convertible note	—	—	925,550	—	925,550

Common stock issued for fractional share adjustment in reverse stock split	26,349	26	(26)	—	—

Net loss	—	—	—	(24,945,834)	(24,945,834)

Balance, September 30, 2023	12,338,910	$12,338	$101,645,539	$(99,962,619)	$1,695,258

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
As of September 30, 2024, the Company has devoted substantially all its efforts to securing its product pipeline, carrying out its own research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
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
During the nine months ended September 30, 2024, there were no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company does not expect the impact of adopting ASU 2023-09 to be material on its consolidated financial statements.

In November 2023, the Financial Account Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is to be applied retrospectively to all prior periods presented in the financial statements with an effective date for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the impact of adopting ASU 2023-07 to be material on its consolidated financial statements.
2. Asset Acquisitions and Dispositions
Sale of real estate
The wind down of Emerald Health Therapeutics, Inc. ("EHT's") operations included the disposition of real estate held by Avalite Sciences, Inc. ("AVI") (the "AVI building"). At the time of the Company’s acquisition of EHT on November 10, 2022 (the “EHT Acquisition”), none of the purchase consideration was allocated to the fair value of the AVI building. As a result of the sale of the AVI building, for the nine months ended September 30, 2024, the Company recorded a gain of $1,145,141 recorded as a (Gain) Loss from Asset Sales within the Other Income and Expense section of the Company's Unaudited Condensed Consolidated Statements of Operations.
Divestiture of VDL, Release and Discharge Agreement
On February 9, 2023, the Company sold Verdélite Sciences, Inc. ("VDL"). For the nine months ended September 30, 2023, the Company has recorded a loss on sale of asset of $307,086 in other (income) expense based on the difference between the carrying amount of the assets sold and the net cash proceeds.
On July 17, 2024, the Company reached a transaction, release and discharge agreement with the purchaser of VDL. Under the transaction, release and discharge agreement, the purchase price of VDL was adjusted in exchange for a full release of any future claims by VDL against the Company. As part of the agreement, the parties agreed to an installment payment schedule for the remaining aggregate balance of the purchase price of $2,047,080 through December 2027. The remainder of the purchase price receivable bears interest at 8%. Upon signing the transaction, release and discharge agreement, the Company received the first installment payment of $72,837 recorded as a (Gain) Loss from Asset Sales within the Other Income and Expense section of the Company's Unaudited Condensed Consolidated Statements of Operations.
BRB Acquisition
On August 18, 2023, the Company acquired 100% of the equity interests in Bird Rock Bio Sub, Inc. ("BRB") pursuant to an Agreement and Plan of Merger and Reorganization, dated August 15, 2023 (the "BRB Acquisition"). The purpose of the acquisition was to acquire BRB's clinical asset, nimacimab, an antibody targeting the CB1 receptor, for development to treat metabolic conditions. Pursuant to the BRB Acquisition, the Company issued 3,872,184 shares of Company common stock to the former preferred stockholders of BRB equal to $20,000,000 in base merger consideration priced at $5.16.
In addition, the former preferred stockholders of BRB were entitled to additional merger consideration for each dollar invested in a concurrent private investment in public equity transaction (the "2023 PIPE Financing"). Because the 2023 PIPE Financing and BRB Acquisition occurred contemporaneously and in contemplation of each other, in accounting for the transaction, the Company allocated the shares issued as additional merger consideration between the BRB Acquisition and 2023 PIPE Financing using a residual allocation method, whereby the fair value of the consideration transferred was first allocated to the monetary assets and 2023 PIPE Financing proceeds with the remainder allocated to the in-process research and development (" IPR&D") asset, nimacimab. As a result, 1,564,194 additional shares of common stock were allocated to the BRB Acquisition.

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
(a) Equal to the aggregate of 5,436,378 shares of common stock issued, multiplied by the Company's closing stock price of $3.98 as of August 18, 2023.
The cost to acquire the IPR&D asset, nimacimab, was expensed on the date of the BRB Acquisition as it was determined to have no future alternative use. Accordingly, costs associated with the BRB Acquisition to acquire the asset were expensed as incurred.

3. Property and Equipment, Prepaid Expenses, Other Current Assets and Liabilities

Property and equipment, net consists of the following:

	As of September 30, 2024	As of December 31, 2023
Machinery and equipment	$1,527,419	$78,024
Computer equipment	74,868	46,732
Leasehold improvements	13,954	13,954
Total property and equipment, gross	1,616,241	138,710
Less: accumulated depreciation	(99,629)	(95,434)
Total property and equipment, net	$1,516,612	$43,276

Depreciation expense for the three and nine months ended September 30, 2024 was $47,519 and $69,873, respectively. Depreciation expense for the three and nine months ended Sepember 30, 2023 was $12,788 and $38,107, respectively.

Prepaid expenses consist of the following:

	As of September 30, 2024	As of December 31, 2023
Clinical expenses	$64,878	$61,352
Financial advisory service agreement	284,170	—
Other prepaid expenses	315,556	132,907
	$664,604	$194,259
Other current assets consist of the following:

	As of September 30, 2024	As of December 31, 2023
AusIndustry incentive	$9,033	$540,604
Vendor deposits	2,216,427	403,439
Other tax receivables	3,678	158,242
Other current assets	421,671	17,644
	$2,650,809	$1,119,929
Other current liabilities consist of the following:

	As of September 30, 2024	As of December 31, 2023
Research and development costs	$1,220,041	$467,784
Legal fees	370,359	258,213
EHT Acquisition related liabilities	—	180,897
Professional and consulting fees	410,512	69,468
Other accrued liabilities	64,746	22,190
	$2,065,658	$998,552

4. Warrants
There are significant judgements and estimates inherent in the determination of the fair value of the Company’s warrants. These judgements and estimates include assumptions regarding the Company’s future operating performance and the determination of the appropriate valuation methods.
Warrants
Warrants vested and outstanding as of September 30, 2024 are summarized as follows:

Source	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Warrants Outstanding
2015 Common Stock Warrants	$1,250.00	0.56	400
2016 Common Stock Warrants to Service Providers	287.50	2.08	160
2019 Common Stock Warrants	87.50	0.14	32,000
2020 Common Stock Warrants to Placement Agent	20.00	0.83	32,668
2021 Inducement Warrants	37.50	1.81	84,667
2021 Inducement Warrants to Placement Agent	47.00	1.81	5,927
2021 Common Stock Warrants	22.50	1.99	311,113
2021 Common Stock Warrants to Placement Agent	27.50	1.99	21,778
November 2019 EHT Common Stock Warrants	72.25	0.16	34,213
December 2019 EHT Common Stock Warrants	37.25	0.24	3,783
February 2020 EHT Common Stock Warrants	37.25	0.35	80,694
August 2023 Convertible Note Common Stock Warrants	5.16	8.88	340,000
August 2023 PIPE Financing Common Stock Warrants	5.16	8.88	2,325,537
January 2024 Pre-Funded Warrants Common Stock	0.001	Indefinite	8,677,166
Total warrants outstanding as of September 30, 2024			11,950,106

As of September 30, 2024, all of the Company's warrants are fully vested.
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

5. Debt
The Company’s convertible debt consists of the following:

As of December 31, 2023
Total principal value of convertible note - related party, net of discount	$5,000,000
Unamortized debt discount	(610,749)
Unamortized debt issuance costs	(17,253)
Carrying value of total convertible debt - related party	$4,371,998

Convertible Note - Related Party
On August 15, 2023, the Company entered into a secured note and warrant purchase agreement (the "Secured Note and Warrant Purchase Agreement") with MFDI, LLC (“MFDI”), pursuant to which the Company issued to MFDI a $5,000,000 secured convertible promissory note (the "Convertible Note") and a warrant to purchase 340,000 shares of common stock on August 18, 2023 (the "Convertible Note Financing") (See Note 4). The Convertible Note had an interest rate of 10% per annum and had a fixed conversion rate of $5.16.
On August 8, 2024, MFDI exercised the conversion option under the Convertible Note and converted the full principal balance of $5,000,000 under the Convertible Note. This conversion resulted in the issuance of 968,973 shares of the Company's common stock and the payment of accrued interest in cash, thereby fully satisfying the Company's debt obligations to MFDI.
Accrued interest was payable quarterly within 30 days of the last day of each calendar quarter. The debt discounts related to the warrants, and debt issuance costs, were amortized over the term of the Convertible Note using the effective interest rate method. Amortization of the debt discount is recognized as non-cash interest expense in Other (income) expense within the Consolidated Statements of Operations. Through the date of conversion, the Convertible Note is classified as Level 2 of the fair value hierarchy model based on market prices that can be corroborated with observable market data for the Company's common stock.
For the three and nine months ended September 30, 2024, the effective interest rate on the Convertible Note was 31.39%.
Interest Expense (Income)
The Company’s interest expense consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Related party interest expense – stated rate	$53,425	$60,274	$302,741	$76,227
Insurance premium loan payable – stated rate	—	2,162	—	5,764
Legal judgment interest (income) expense	(384,897)	(23,320)	(234,751)	158,851
Bond premium	59,929	59,930	59,929	59,930
Premium on irrevocable letter of credit	69,297	69,861	69,297	69,861
Other interest expense	—	—	—	3,102
Non-cash interest expense:
Amortization of debt discount	108,417	99,587	582,550	99,587
Amortization of transaction costs	3,063	2,813	16,456	2,813
	$(90,766)	$271,307	$796,222	$476,135
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
Prefunded Warrant Exercise
On July 1, 2024, 1,301,573 pre-funded warrants issued in the January 2024 PIPE Financing with an intrinsic value of $10,424,294 were exercised on a cashless basis, resulting in the issuance of 1,301,410 shares of Company's common stock.
Conversion of Debt
On August 8, 2024, the Company issued 968,973 shares of common stock to MFDI upon conversion in full of the Convertible Note (see Note 5).
7. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, the Board of Directors of the Company ("Board") approved the Company’s 2014 Omnibus Incentive Plan. On June 14, 2022, the Board approved the 2014 Amended and Restated Omnibus Incentive Plan (as amended, the “2014 Amended and Restated Plan”) which replaced the 2014 Omnibus Incentive Plan in its entirety.
On September 29, 2023, the Board and holders of the voting power of the outstanding capital stock of the Company adopted and approved Amendment No. 1 to the 2014 Amended and Restated Plan. Amendment No. 1 to the 2014 Amended and the Restated Plan became effective on November 6, 2023. As of September 30, 2024, 2,464,345 shares were authorized for the issuance under the 2014 Amended and Restated Plan.
As of September 30, 2024, the Company had 27,578 shares available for future grant under the 2014 Amended and Restated Plan.
2024 Inducement Equity Incentive Plan
On July 2, 2024, the Board adopted the Skye Bioscience, Inc. 2024 Inducement Equity Incentive Plan (the "Inducement Plan"). The Inducement Plan was adopted in order to grant share-based awards to newly hired employees as an inducement to join the Company. The terms of the Inducement Plan are substantially similar to the terms of the Company’s 2014 Amended and Restated Plan with the exception that awards may only be made to an employee who has not previously been an employee or member of the Board of Directors of the Company if the award is in connection with commencement of employment. The Company has reserved 600,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. As of September 30, 2024, the Company had 246,500 shares available for future grant under the Inducement Plan.
Stock Options
The following is a summary of option activity under the Company’s 2014 Amended and Restated Plan and the Inducement Plan, for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2023	498,298	$8.96	7.24	$20,441

Granted	1,259,600	11.35
Cancelled	(10,048)	126.76
Forfeited	(108,496)	9.22
Outstanding, September 30, 2024	1,639,354	$10.05	8.33	$158,794
Exercisable, September 30, 2024	519,839	$11.36	5.76	$71,783
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2024 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2024, was $8.82.

The fair value of the Company's stock option grants were estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

Nine Months Ended September 30, 2024
Dividend yield	0.00%
Volatility factor	81.73% - 99.96%
Risk-free interest rate	3.69% - 4.48%
Expected term (years)	5.27 - 6.08
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

Nine Months Ended September 30, 2024
Dividend yield	0.00%
Volatility factor	93.71%
Risk-free interest rate	4.16%
Derived service periods (years)	1.27 - 2.48

On August 22, 2024, the Board approved a modification to the terms of the RSUs issued on August 25, 2023, and September 29, 2023 to its executive management team and to a member of the Board. The vesting condition was modified from a performance-based condition to a market-based condition. Since the performance condition under the original award was improbable of being met at the time of the modification, no expense was previously recognized. Therefore, on the modification date, the Company established a new fair value and will recognize the expense over the derived service period. The Company used the Monte Carlo Simulation model to evaluate the derived service period and fair value of the awards.

The fair value of the Company's market-based RSUs were estimated on the modification date under the following assumptions:

Nine Months Ended September 30, 2024
Dividend yield	0.00%
Volatility factor	94.3%
Risk-free interest rate	3.76%
Derived service periods (years)	2.11

The following is a summary of RSU activity during the period ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2023	847,777	$3.66
Granted	290,000	13.87
Unvested, September 30, 2024	1,137,777	$6.26
Common Stock Issued for Services
Additionally, during the nine months ended September 30, 2024, the Company issued 5,000 shares of common stock to a service provider as compensation for services provided. Such shares were issued in a private placement outside of the Company's equity incentive plans.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation expense for the stock options and the RSUs discussed above, in its Unaudited Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$360,845	$33,724	$1,056,564	$90,725
General and administrative	1,560,772	126,483	5,171,706	303,932
	$1,921,617	$160,207	$6,228,270	$394,657
During the nine months ended September 30, 2024, the first three market-based vesting conditions of the RSUs granted in August and September 2023 were met.
Stock Compensation Adjustments Related to Board Member Resignations
On July 2, 2024, the Board accepted the resignations of several Board members effective August 1, 2024. Concurrently, the Board approved a modification to the option awards granted such Board members, which modification accelerated the vesting of all unvested options as of the resignation date and extended the post-termination exercise period to December 31, 2025. As a result of the modification, the Company recognized $274,019 in incremental stock compensation expense during the three and nine months ended September 30, 2024.
The total amount of unrecognized compensation cost was $11,758,346 as of September 30, 2024. This amount will be recognized over a weighted average period of 2.61 years.

8. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2024	2023	2024	2023
Basic EPS and diluted EPS:

Loss (Numerator)
Net loss	$(3,898,297)	$(24,945,834)	$(16,820,644)	$(33,224,854)

Shares (Denominator)
Weighted average common shares outstanding, including shares issuable upon the exercise of pre-funded warrants	38,819,387	7,880,546	35,317,352	5,207,411
Per-Share Amount	$(0.10)	$(3.17)	$(0.48)	$(6.38)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30, (Unaudited)		Nine Months Ended September 30, (Unaudited)
	2024	2023	2024	2023
Stock options	1,639,354	442,803	1,639,354	442,803
Warrants	3,272,940	3,280,940	3,272,940	3,280,940
Unvested restricted stock units	513,446	843,110	513,446	843,110
Common shares underlying convertible debt	—	980,673	—	980,673
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

In March of 2023, the Company appealed the judgment in the Cunning Lawsuit to the United States Court of Appeals for the Ninth District (the "Ninth Circuit"). Subsequent to quarter end, on October 22, 2024, the Ninth Circuit issued its decision in the Company's favor which vacated the judgment and remanded the case back to the District Court for a new trial. As a result, the Company will be able to recover the $9,080,202 restriction on its cash related to the bond.
Skye Bioscience, Inc. vs Partner Re Ireland Insurance
In February 2023, the Company brought a suit against the Company's D&O insurance carrier, Partner Re Ireland Insurance DAC ("Partner Re"), bringing claims for (a) breach of contract, (2) tortious breach of the implied covenant of good faith and fair dealing and (3) declaratory relief that Partner Re is obligated to reimburse the Company for the defense fees and costs incurred in defense of the Cunning Lawsuit and must indemnify the Company for any settlement or judgment in the Cunning Lawsuit (the "Partner Re Lawsuit"). The Company's allegations arise out of Partner Re's refusal to reimburse the Company for costs incurred by the Company in defending the Cunning Lawsuit. The case, entitled Skye Bioscience, Inc., v. Partner Re Ireland Insurance DAC, was filed in the United Stated District Court for the Central District of California.
On April 17, 2023, Partner Re filed a motion to dismiss the Company's complaint. On June 20, 2023, the court issued a ruling in favor of the Company and denied Partner Re's motion to dismiss the Company's lawsuit. In April 2024, the Company filed a motion for judgment on the pleadings. In June of 2024, the court granted in part and denied in part the Company's motion for judgment on the pleadings. The court granted the Company's motion for judgment on the pleadings with respect to Partner Re's affirmative defense related to whether the Cunning Lawsuit constituted a “Securities Claim” as defined in the Partner Re policy, rejecting what had been Partner Re's primary basis for denying coverage.
The Company is pursuing up to $5,000,000 in coverage less the deductible to cover legal expenses incurred and any potential loss incurred from the Cunning Lawsuit.
Estimate for accrued legal contingencies and related expenses
Following the Ninth Circuit's favorable decision and the Company's mediation efforts with PartnerRe, a change in estimate for legal contingencies was recorded. As of September 30, 2024, the Company has reversed the accrued interest on the original judgment and adjusted its potential loss for accrued legal contingencies and related expenses, which includes legal accruals and all other costs related to its ongoing litigation matters.
Management uses significant judgment in developing its estimates related to legal contingencies and loss recoveries. These adjustments are based on the evaluation of case history, mediation efforts, the facts of the cases and take into consideration both future potential judgment amounts, damages and potential attorney fee awards if the cases were to be retried.
The final amount of the loss and loss recoveries remain uncertain. The ultimate amount of the potential loss may be significantly less than the amount of the revised legal contingency and there is no guarantee that the Company will be successful in its efforts to recover additional losses. The Company believes that it is at least reasonably possible that the estimated amount of the potential loss may change in the near term.
10. Subsequent Events
Approval of Amended and Restated Omnibus Incentive Plan
On October 22, 2024, the Company's stockholders voted to approve the second amendment and restatement of the Company's Amended and Restated 2014 Omnibus Incentive Plan to increase the number of shares of the Company's common stock issuable thereunder by 1,535,655 to increase the number of incentive stock options that may be granted thereunder to 4,000,000, extend the expiration date of the plan to September 10, 2034, update the name of the plan to the “Skye Bioscience, Inc. Amended and Restated Omnibus Incentive Plan” and make certain administrative amendments (as so amended and restated, the "Amended and Restated Plan").
Stock Option Grants
Subsequent to September 30, 2024, the Company granted an aggregate of 1,456,400 common stock options to members of management, employees and directors under the Amended and Restated Plan.
San Francisco Office Lease
On September 25, 2024, the Company entered into a new lease agreement for approximately 2,077 square feet of office space located at 632 Commercial Street, 5th Floor, San Francisco, California 94111. The lease has a term of three years and two months, beginning on October 1, 2024, with a monthly rent of $9,000 and annual increases of 3%. This office space will support our continued growth and operational needs as we expand our development activities. No material changes to our financial position are anticipated as a result of this lease.

Legal Contingencies
See Note 9 for disclosure of the recognized subsequent event related to our estimate for legal contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three and nine months ended September 30, 2024 and 2023, together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements in this Quarterly Report on Form 10-Q contain forward-looking statements that are based on management’s current expectations and assumptions and information currently available to management and are subject to risks and uncertainties. If such risks or uncertainties materialize or such assumptions prove incorrect, our business, operating results, financial condition and stock price could be materially and negatively affected. In some cases, you can identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” “would” or the negative of these terms or other comparable terminology. Factors that could cause actual results to differ materially from those currently anticipated include those set forth in the section below titled “Risk Factors,” including, without limitation, risks relating to:
•the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of our current product candidate, nimacimab;
•the translation of our preclinical results and data and early clinical trial results in particular relating to safety, efficacy and durability into future clinical trials in humans;
•the timing, progress and results of our clinical trial for nimacimab and our estimates regarding the market opportunity for nimacimab if approved;
•the early stage of our product candidate presently under development;
•our ability to obtain and, if obtained, maintain regulatory approval of our current product candidate, and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;
•our ability to retain or hire key scientific or management personnel;
•our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;
•our dependence on third party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators, including global supply chain disruptions;
•our ability to develop successful sales and marketing capabilities in the future as needed;
•the size and growth of the potential markets for our current product candidate, nimacimab, and any of our future product candidates, and the rate and degree of market acceptance of our current product candidate and any of our future product candidates;
•our competitive position and the development of competing therapies that are or may become available;
•regulatory developments in the United States and foreign countries; and
•current pending litigation matters, including the Cunning Lawsuit.

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
Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” and “Skye” in this discussion and analysis refer to Skye Bioscience, Inc., a Nevada corporation, together with its wholly owned subsidiaries, Nemus, a California corporation, SKYE Bioscience Pty Ltd ("SKYE Bioscience Australia"), an Australian proprietary limited company, Emerald Health Therapeutics, Inc. ("EHT") a corporation governed by the Business Corporations Act (British Columbia), Bird Rock Bio Sub, Inc. ("BRB"), a Delaware corporation and Ruiyi Acquisition Corp, a Delaware corporation.
Overview
We are a clinical-stage biopharmaceutical company focused on unlocking new therapeutic pathways for metabolic health through the development of next-generation molecules that modulate G-protein-coupled receptors ("GPCRs"). GPCRs regulate diverse physiological and pathological processes, particularly those that maintain metabolic homeostasis. Therapeutics that target these GPCR-associated pathways may represent novel approaches to address metabolic disorders.
Our product candidate, nimacimab, is a peripherally-restricted negative allosteric modulating antibody specific for the human CB1 receptor (CB1), administered as a subcutaneous injectable initially for the treatment of obesity.
During the three months ended September 30, 2024, we commenced our Phase 2 clinical trial, CBeyondTM, for nimacimab. The CBeyondTM clinical trial includes 120 patients, 18 clinical trial sites and an exploratory combination arm with a GLP-1 agonist to assess differences in weight loss, body composition, and other attributes. The CBeyondTM clinical trial continues to enroll patients and we expect to meet our goal of 50% enrollment by the end of 2024. We expect to provide interim and topline data in the second and fourth quarters of 2025, respectively.
This CBeyondTM clinical trial's primary endpoint is to evaluate weight loss using nimacimab compared to placebo. Secondary endpoints include evaluations of safety and tolerability, neuropsychiatric and cognitive evaluation, change in body composition by Dual-Energy X-ray Absorptiometry (DEXA), and changes in key metabolic biomarkers such as triglycerides, and insulin and leptin sensitivity.
We believe that nimacimab has competitive advantages that differentiate it within the CB1 inhibitor class. First, as a monoclonal antibody, it is a large molecule that has great difficulty crossing the blood-brain barrier and restricts its engagement to CB1 receptors present in tissue/organs within the periphery of the body (i.e., outside the brain). Second, it is a negative allosteric modulator, a unique binding mechanism compared to small-molecule CB1 inhibitors, which may confer advantages in terms of its therapeutic index. Our antibody-based CB1 inhibitor shares many of the characteristics of small molecule inverse agonists by targeting CB1 receptors in adipose tissue to directly increase fat metabolism and indirectly impact hunger hormones. However, we believe its virtually complete restriction to the periphery eliminates problematic central engagement in the brain. In the case of small-molecule CB1 inhibitors, CB1 inhibition in the brain has been associated with dose-dependent neuropsychiatric adverse events.
We do not believe that central targeting of CB1 inhibition is required for meaningful efficacy. To demonstrate this, we have developed a diet-induced obesity (DIO) model using humanized mice with knock-in CB1 receptors to interrogate the in vivo efficacy of nimacimab, a humanized IgG4 anti-CB1 antibody. During November 2024, we shared initial data from our DIO study with nimacimab showing dose-dependent weight loss as well as positive changes in body composition and glycemic control upon treatment. Further analysis and repeat studies are underway but we believe that true peripheral CB1 inhibition can positively impact metabolic disorders including obesity.
Given the distinct mechanism and beneficial attributes of nimacimab as a peripheral CB1 inhibitor, within the large and heterogeneous obesity landscape we believe there is significant opportunity for nimacimab to potentially complement GLP-1 agonists and other anti-obesity drug mechanisms of action as well as to have a potential role as a monotherapy.

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
In April 2024, Skye uplisted to the NASDAQ Global Market® stock exchange from the OTCQB.
On May 10, 2024, we entered into an Equity Distribution Agreement (the “ATM Agreement”) with Piper Sandler & Co, as the sales agent (the “Sales Agent”), under which we may, from time to time, sell up to $100,000,000 of shares of our common stock through the Sales Agent (the “ATM Offering”). We are not obligated to, and we cannot provide any assurances that we will make any sales of the shares under the ATM Agreement. We will pay the Sales Agent a commission for their services in acting as agent in the sale of common stock in an amount up to 3% of the gross sales price per share sold. During the three and nine months ended September 30, 2024, we did not issue any shares under the ATM Offering.
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
In August of 2024, the Convertible Note (as defined in Note 5 to the accompanying Unaudited Condensed Consolidated
Financial Statements). with a principal value of $5,000,000 was converted into 968,973 shares of our common stock.
In March of 2023, we appealed the judgment in the Cunning Lawsuit (as defined in Note 9 to the accompanying Unaudited Condensed Consolidated Financial Statements) with the Ninth Circuit Court of Appeals (the "Ninth Circuit"). On October 22, 2024, the Ninth Circuit issued its decision on the appeal and vacated the judgment and remanded the case back to the District Court for a new trial. By the end of 2024, we expect to exonerate the bond and remove the restriction on our cash balance to extend our cash runway and reallocate the funds to further our clinical pipeline.
We were incorporated under the laws of the State of Nevada on March 16, 2011, and our headquarters are based in San Diego, CA. We also maintain office space in San Francisco, CA. Since our incorporation, we have devoted substantially all of our efforts to building our product portfolio through the acquisition of clinical assets and licensing agreements, carrying out research and development, building infrastructure and raising capital.
Financial Overview
Revenues
To date, we have not generated any revenue. We do not expect to receive any revenue from our lead drug candidate, nimacimab, or any future drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, nimacimab or future drug candidates or generate revenue from collaborative agreements with third parties.
Research and Development Expenses
During the three months ended September 30, 2024, we incurred $4,883,337 in research and development expenses primarily related to our Phase 2 clinical trial of nimacimab for obesity, manufacturing and residual costs from our legacy Phase 2a SBI-100 OE clinical trial. During the three months ended September 30, 2023, we incurred $1,254,653 in research and development expense primarily related to our efforts in conducting the Phase 1 SBI-100 OE clinical trial.
During the nine months ended September 30, 2024, we incurred $10,908,538 in research and development expenses primarily related to our Phase 2 clinical trial of nimacimab for obesity, manufacturing and residual costs from our legacy Phase 2a SBI-100 OE clinical trial. During the nine months ended September 30, 2023, we incurred $4,227,967 in research and development expense primarily related to our efforts in conducting the Phase 1 SBI-100 OE clinical trial.
We expect that our ongoing research and development expenses will consist of costs incurred for the development of our lead drug candidate, nimacimab, or our future drug candidates, including, but not limited to:

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
The process of conducting the necessary clinical research to obtain regulatory approval is costly and time consuming and the successful development of our lead drug candidate, nimacimab, and any future drug candidate is highly uncertain. Our future research and development expenses will depend on the clinical success of nimacimab and any future drug candidates as well as ongoing assessments of the commercial potential of such drug candidates. In addition, we cannot forecast with any degree of certainty which drug candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect to incur increased research and development expenses in the future as we continue our efforts towards advancing our lead program for nimacimab.
General and Administrative Expenses
Our general and administrative expenses have fluctuated year-over-year as we have entered into various strategic acquisitions to restructure and reposition our company. Additionally, as a business in the early stages of drug development we are in the process of scaling our operations by hiring additional employees and building the infrastructure necessary to increase efficiencies. These initiatives have resulted in additional costs related to the implementation of certain systems, insurance, facilities, legal, tax and accounting costs. As a public company, we expect to incur additional expenses related to insurance, investor relations activities, legal and other administration and professional services to comply with the rules and regulations of the SEC, FINRA and Nasdaq. Other significant costs are expected to include legal fees relating to patent and corporate matters, business development costs and fees for consulting services. To incentivize our employees and be competitive to retain strong talent we issued additional equity awards in 2023 and 2024, which have resulted in increased stock-based compensation expense. We also expect that certain general and administrative expenses which are commensurate with headcount, will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries, technology, facilities and other related costs.
Other (Income) Expense
Other (income) expense primarily includes a gain from the sale of the AVI building (see Note 2 to the accompanying Unaudited Condensed Consolidated Financial Statements), interest income and interest expense incurred from the Convertible Note which was converted during the three months ended September 30, 2024.
Critical Accounting Estimates
There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except, for the addition of our critical accounting estimate related to the estimate for accrued legal contingencies and related expenses and loss recoveries.
We follow ASC 450, subtopic 450-20 to report accounting for loss contingencies and recoveries. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to us, but which will only be resolved when one or more future events occur or fail to occur.
We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies and recoveries related to legal proceedings that are pending or un-asserted claims that may result in such proceedings, we evaluate the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.
If the assessment of a contingency or loss recovery indicates that it is probable that a material loss has been incurred or a loss recovery is realizable and the amount of the asset or liability can be estimated, then the estimated asset or liability would be recorded in our financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.
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

Results of Operations
For the three months ended September 30, 2024 and 2023
Research and Development Expenses
Below is a summary of our research and development expenses during the three months ended September 30, 2024 and for the same period in 2023:

	Three Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Research and development expenses	$4,883,337	$1,254,653	$3,628,684	289%
Research and development expenses for the three months ended September 30, 2024, increased by $3,628,684 as compared to the same period in 2023. The net increase in research and development expenses was primarily due to an increase of $693,556 in research and development salaries and equity based compensation, a net increase of $2,735,109 in contracted clinical and manufacturing costs from our Phase 2 clinical trial of nimacimab for obesity, an increase of $74,758 in consulting expense, and an increase of $122,174 in travel and other business expenses.
Cost to acquire IPR&D asset
Below is a summary of our cost to acquire the IPR&D asset, nimacimab, pursuant to the BRB Acquisition (as defined in Note 2 of to the accompanying Unaudited Condensed Consolidated Financial Statements) during the three months ended September 30, 2024, and for the same period in 2023:

	Three Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Cost to acquire IPR&D asset	$—	$21,215,214	$(21,215,214)	(100)%

Cost to acquire the IPR&D asset for the three months ended September 30, 2024, decreased by $21,215,214 as compared to the same period in 2023. The decrease is due to the cost of the acquired IPR&D in the BRB Acquisition during the three months ended September 30, 2023 and no acquisition of IPR&D in the same period during 2024.
General and Administrative Expenses
Below is a summary of our general and administrative expenses during the three months ended September 30, 2024, and for the same period in 2023:

	Three Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
General and administrative expenses	$4,638,927	$2,235,899	$2,403,028	107%
General and administrative expenses for the three months ended September 30, 2024, increased by $2,403,028 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $1,826,208 driven by stock-based compensation expense from the achievement of certain performance based milestones related to RSUs granted to members of management and a member of the board of directors of the Company and increased headcount. During the three months ended September 30, 2024, professional fees increased by $214,192 due to services provided under a financial advisory agreement, increased corporate tax fees and corporate legal fees related to patent prosecution for nimacimab. The net increase included an offset of $164,000 from the reduction in general corporate legal expenses related to the Cunning Lawsuit and Partner Re case as compared to the prior period.

Change in Estimate for Legal Contingencies
Total change in estimate for legal contingencies for the three months ended September 30, 2024 and 2023, are as follows:

	Three Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Change in estimate for legal contingencies	$(4,553,468)	$—	$(4,553,468)	100%
For the three months ended September 30, 2024, we recorded a change in estimate for legal contingencies (as defined in Note 9 to the accompanying Unaudited Condensed Consolidated Financial Statements) based on changes after September 30, 2024 to the facts and circumstances related to our legal proceedings that existed as of the balance sheet date.
Other (Income) Expense
Below is a summary of our other (income) expense for the three months ended September 30, 2024 and for the same period in 2023:

	Three Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Interest (income) expense	$(90,766)	$271,307	$(362,073)	(133)%
Interest income	(907,697)	(16,562)	(891,135)	5381%
(Gain) loss from asset sales	(72,837)	—	(72,837)	100%
Wind-down costs	—	(14,677)	14,677	(100)%
Other expense	$801	$—	801	100%
Total other (income) expense	$(1,070,499)	$240,068	$(1,310,567)	(546)%
For the three months ended September 30, 2024, we had net other income of $1,070,499 related primarily to the increase in interest income of $891,135 resulting from interest earned on our cash and cash equivalents and the restricted cash on deposit with financial institutions, offset by a decrease in interest expense primarily from the reversal of accrued interest on our legal contingency, which was vacated. The interest income was offset by an increase in interest expense from the Convertible Note (as defined in Note 5 to the accompanying Unaudited Condensed Consolidated Financial Statements).
For the three months ended September 30, 2023, we had net other expense of $240,068 related primarily to interest expense from the premiums on the irrevocable letter of credit and appeal bond for the Cunning Lawsuit (as defined in Note 9 to the accompanying Unaudited Condensed Consolidated Financial Statements), and interest expense from the Convertible Note.
For the nine months ended September 30, 2024 and 2023
Research and Development Expenses
Below is a summary of our research and development expenses during the nine months ended September 30, 2024 and for the same period in 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Research and development expenses	$10,908,538	$4,227,967	$6,680,571	158%
Research and development expenses for the nine months ended September 30, 2024, increased by $6,680,571 as compared to the same period in 2023. The net increase in research and development expenses was primarily due to an increase of $1,494,336 in research and development salaries from increased headcount and equity based compensation, a net increase of $4,570,417 in contracted clinical costs and manufacturing associated with our clinical trial for nimacimab in obesity and the completion of our Phase 2a clinical trial for SBI-100 OE in glaucoma. In addition, we had increased travel expenses of $95,275 due to our increased presence at conferences and events during the nine months ended September 30, 2024.

In connection with the discontinuation of our clinical trials for SBI-100 OE, we incurred contract cancellation fees and other general expenses of $335,022. In addition, there was an increase in consulting fees of $265,853 related to our Phase 2 clinical trial for nimacimab in obesity, which was offset by a decrease in license fees of $70,248 from the elimination of the SBI-200 license agreement with the University of Mississippi in the prior year.
Cost to acquire IPR&D asset
Below is a summary of our cost to acquire the IPR&D in connection with the BRB Acquisition asset during the nine months ended September 30, 2024, and for the same period in 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Cost to acquire IPR&D asset	$—	$21,215,214	$(21,215,214)	(100)%

Cost to acquire the IPR&D asset for the nine months ended September 30, 2024, decreased by $21,215,214 as compared to the same period in 2023 .The decrease is due to the cost of the acquired IPR&D in the BRB Acquisition during the nine months ended September 30, 2024 and no acquisition of IPR&D in the same period during 2024.
General and Administrative Expenses
Below is a summary of our general and administrative expenses during the nine months ended September 30, 2024, and for the same period in 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
General and administrative expenses	$13,171,547	$5,357,577	$7,813,970	146%
General and administrative expenses for the nine months ended September 30, 2024, increased by $7,813,970 as compared to the same period in 2023. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits of $5,389,259 from increased headcount and the recognition of stock based compensation expense due to the achievement of certain performance based milestones related to RSUs granted to members of management and a members of the board of directors of the Company.
During the nine months ended September 30, 2024, professional fees increased by $1,035,567 due to services provided under a financial advisory agreement, professional services related to the registration of the resale of shares issued in the January and March PIPE Financings and general corporate legal fees associated with our uplisting to Nasdaq, the filing of our shelf registration statement, legal fees related to nimacimab patent prosecution, increased tax fees due to increased tax complexity and the entry into the ATM Agreement. In addition, our general business expenses increased by $875,842 due to regulatory agency filing fees, the Nasdaq initial listing fee, recruiting fees, investor relations fees and corporate events. Other increases included consulting, insurance, marketing, software and travel of $127,188, $177,458, $130,907, $73,704 and $122,630, respectively.

Change in Estimate for Legal Contingencies
Total change in estimate for legal contingencies for the nine months ended September 30, 2024 and 2023, are as follows:

	Nine Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Change in estimate for legal contingencies	$(4,553,468)	$(151,842)	$(4,401,626)	2899%

For the nine months ended September 30, 2024, we recorded a change in estimate for legal contingencies (as defined in Note 9 to the accompanying Unaudited Condensed Consolidated Financial Statements) based on changes after September 30, 2024 to the facts and circumstances related to our legal proceedings that existed as of the balance sheet date.
Other (Income) Expense
Below is a summary of our other (income) expense for the nine months ended September 30, 2024, and for the same period in 2023:

	Nine Months Ended September 30,
	2024	2023	$ Change 2024 vs. 2023	% Change 2024 vs. 2023
Interest (income) expense	$796,222	$476,135	$320,087	67%
Interest income	(2,296,488)	(49,669)	(2,246,819)	4524%
(Gain) loss from asset sales	(1,217,978)	307,086	(1,525,064)	(497)%
Debt conversion inducement expense	—	1,383,285	(1,383,285)	(100)%
Wind-down costs	—	455,504	(455,504)	(100)%
Other expense (income)	2,200	(3)	2,203	100%
Total other (income) expense	$(2,716,044)	$2,572,338	$(5,288,382)	(206)%
For the nine months ended September 30, 2024, we had net other income of $2,716,044 related primarily to the gain on the sale of the AVI building and collections from the sale of VDL of $1,217,978, an increase in interest income of $2,246,819, offset by a net increase of $320,087 in interest expense from an increase in interest on our Convertible Note offset by the reversal of interest from the judgment related to the Cunning Lawsuit. In addition, during 2023, we incurred a one-time debt conversion inducement expense of $1,383,285 and recognized wind down costs of $455,504 from the EHT Acquisition.

Liquidity and Capital Resources
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception, and as of September 30, 2024, we had working capital of $74,184,006, an accumulated deficit of $121,203,193, and stockholders’ equity of $75,803,375. We had unrestricted cash and cash equivalents in the amount of $67,412,614 as of September 30, 2024, as compared to $1,256,453 as of December 31, 2023. For the nine months ended September 30, 2024 and 2023, the Company incurred losses from operations of $19,526,617 and $30,648,916, respectively. For the nine months ended September 30, 2024 and 2023, the Company incurred net losses of $16,820,644 and $33,224,854, respectively.
In January 2024 and March 2024, we completed the January and March PIPE Financings (as such terms are defined in Note 6 to the accompanying Unaudited Condensed Consolidated Financial Statements), in which we raised combined net aggregate proceeds of $83,556,563. We expect the capital from the January and March PIPE Financings to fund our Phase 2 clinical trial for obesity through top line Phase 2 data in late 2025 and the potential expansion of our metabolic program.
In May 2024, we entered into the ATM Agreement under which the Company may, sell up to $100,000,000 of shares of common stock through the Sales Agent. The Company has not sold any shares under the ATM Agreement as of the date hereof and is not obligated to, and cannot provide any assurances that the Company will continue to, make any sales of the shares under the ATM Agreement.

In July 2024, 1,301,573 pre-funded warrants, with an intrinsic value of $10,424,294, were exercised on a cashless basis, resulting in the issuance 1,301,410 shares of our common stock (see Note 6 to the accompanying Unaudited Condensed Consolidated Financial Statements).
In August 2024, the holder of the Convertible Note exercised their conversion option and converted the principal balance of $5,000,000 into 968,973 shares of our common stock.
In March of 2023, we appealed the judgment in the Cunning Lawsuit to the Ninth District Court of Appeals (the "Ninth Circuit"). In October of 2024, the Ninth Circuit issued its decision and vacated the $6,053,468 judgment and remanded the case back to the District Court for the Central District of California for a new trial. By the end of 2024, we expect to exonerate the bond and recover the $9,080,202 restriction on our cash balance to extend our cash runway and reallocate the funds to further our clinical pipeline.
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
•the timing of, and the costs involved in, obtaining regulatory approvals for any of nimacimab or any future drug candidates;
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
Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our Unaudited Condensed Consolidated Financial Statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(17,064,377)	$(10,107,460)
Net cash (used in) provided by investing activities	(336,025)	6,603,473
Net cash provided by financing activities	83,556,563	16,465,924
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
Cash used in operating activities of $17,064,377 during the nine months ended September 30, 2024, reflected a net loss of $16,820,644, partially offset by aggregate non-cash charges of $1,515,581 and included a $1,759,314 net change in our operating assets and liabilities.
Non-cash charges included $6,228,270 for stock-based compensation expense primarily attributable to the vesting of RSUs related to the achievement of certain market based performance milestones, $599,006 in non-cash interest expense debt amortization expense, $1,217,978 gain from the sale of a real estate asset, $123,347 in depreciation and amortization and $325,610 from the write-off of vendor deposits. The net change in our operating assets and liabilities included a $2,076,835 cash outflow from changes in our prepaid expenses and other current assets, a $711,281 net cash outflow from changes in our accrued expenses and other current liabilities and a $375,760 cash outflow from the repayment of our accounts payable.
Cash used in operating activities of $10,107,460 during the nine months ended September 30, 2023, reflected a net loss of $33,224,854, partially offset by aggregate non-cash charges of $23,476,130 and included a $358,736 net change in our operating assets and liabilities.
Cash Flows from Investing Activities
During the nine months ended September 30, 2024, the Company purchased $1,554,003 in machinery and office equipment and recognized $1,217,978 in net proceeds from the sale of the AVI building and the collection of receivables from the sale of VDL (see Note 2 to the accompanying Unaudited Condensed Consolidated Financial Statements).
During the nine months ended September 30, 2023, the Company purchased $5,533 in machinery office equipment, received $5,532,266 in proceeds related to the divestiture of VDL and received $1,076,740 in cash from the acquisition of BRB.
Cash Flows from Financing Activities
Cash flows from financing activities primarily reflect proceeds from the sale of our securities and loan repayments.
During the nine months ended September 30, 2024, cash provided by financing activities included $83,556,563 in proceeds received in connection with the January and March PIPE Financings, net of issuance costs.
During the nine months ended September 30, 2023, cash provided by financing activities included $4,973,684 in proceeds received in connection with the Convertible Note net of issuance costs, and $11,734,947 in proceeds received in connection with the 2023 PIPE Financing, net of issuance costs, offset by a $236,681 repayment on our insurance premium loan payable.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 5. Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, neither the Company or any of its officers (as that term is defined by the SEC in Rule 16a-1(f) under the Exchange Act) or directors adopted or terminated a Rule 10b5-1 trading arrangement or a non Rule 10b5-1 trading arrangement for the sale of the Company’s common stock.
Item 6. Exhibits.

3.1
Amended and Restated Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 22, 2024)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 2, 2021)
10.1*	Skye Bioscience, Inc. Amended and Restated Omnibus Incentive Plan
10.2	Employment Agreement between the Registrant and Dr. Puneet Arora (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on September 4, 2024)
31.1*	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Skye Bioscience, Inc., a Nevada corporation

November 7, 2024	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary and Director (Principal Executive Officer)

November 7, 2024	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)