Form 10-Q
period 2025-03-31
Skye Bioscience, Inc.
filed 2025-05-08
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 6, 2025, there were 30,984,358 shares of the issuer’s $0.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46,421,299	$68,415,741
Short-term investments	12,802,650	—
Prepaid expenses	575,382	201,962
Other current assets	3,228,450	2,209,544
Total current assets	63,027,781	70,827,247

Property and equipment, net	1,304,148	1,432,752
Operating lease right-of-use asset	407,401	449,864
Other assets	53,910	53,910
Total assets	$64,793,240	$72,763,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,713,832	$569,252
Accrued payroll liabilities	656,131	1,114,255
Other current liabilities	847,849	654,201
Estimate for accrued legal contingencies and related expenses	1,913,003	1,818,751
Operating lease liability, current portion	188,645	182,428
Total current liabilities	5,319,460	4,338,887

Non-current liabilities
Operating lease liability, net of current portion	223,466	273,162
Total liabilities	5,542,926	4,612,049

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.001 par value; 200,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2025 and December 31, 2024; 30,974,559 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	30,975	30,975
Additional paid-in-capital	201,272,330	199,070,421
Accumulated deficit	(142,052,991)	(130,949,672)
Total stockholders’ equity	59,250,314	68,151,724
Total liabilities and stockholders’ equity	$64,793,240	$72,763,773
See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31,
	2025	2024
Operating expenses
Research and development	$7,197,257	$1,946,450
General and administrative	4,562,305	4,205,800
Total operating expenses	11,759,562	6,152,250

Operating loss	(11,759,562)	(6,152,250)

Other (income) expense
Interest expense	1,452	436,936
Interest income	(619,054)	(427,554)
Gain on sale of asset	—	(1,145,141)
Other (income) expense	(40,641)	1,040
Total other (income) expense, net	(658,243)	(1,134,719)

Loss before income taxes	(11,101,319)	(5,017,531)
Provision for income taxes	2,000	2,000

Net loss	$(11,103,319)	$(5,019,531)

Loss per common share:
Basic	$(0.28)	$(0.18)
Diluted	$(0.28)	$(0.18)

Weighted average shares of common stock outstanding used to compute loss per share:
Basic	39,651,888	27,999,901
Diluted	39,651,888	27,999,901
See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net Loss	$(11,103,319)	$(5,019,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	177,379	27,560
Stock-based compensation expense	2,201,909	2,478,179
Amortization of debt discount	—	237,205
Gain on sale of asset	—	(1,145,141)
Changes in assets and liabilities:
Prepaid expenses	(373,420)	(446,277)
Other current assets	(1,018,906)	(386,513)
Accounts payable	1,215,779	(60,652)
Accrued interest - legal contingency	—	75,073
Accrued payroll liabilities	(458,124)	(534,919)
Operating lease liability	(43,479)	(16,780)
Other current liabilities	216,701	83,673
Net cash used in operating activities	(9,185,480)	(4,708,123)

Cash flows from investing activities:
Proceeds from the sale of assets, net of sales costs	—	1,145,141
Purchase of short-term investments	(12,802,650)	—
Purchase of property and equipment	(6,312)	(3,181)
Net cash (used in) provided by investing activities	(12,808,962)	1,141,960

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants, net of equity issuance costs of $0 and $4,338,393, respectively	—	85,652,617
Net cash provided by financing activities	—	85,652,617

Net (decrease) increase in cash, cash equivalents and restricted cash	(21,994,442)	82,086,454

Cash, cash equivalents and restricted cash, beginning of period	$68,415,741	$10,336,655

Cash, cash equivalents and restricted cash, end of period	$46,421,299	$92,423,109

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalent	$46,421,299	$83,342,907
Restricted cash	—	9,080,202
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$46,421,299	$92,423,109

Supplemental disclosures of non-cash financing activities:
Accrued financing charges	$—	$2,096,054

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2025	30,974,559	$30,975	$199,070,421	$(130,949,672)	$68,151,724

Stock-based compensation expense	—	—	2,201,909	—	2,201,909

Net loss for the three months ended March 31, 2025	—	—	—	(11,103,319)	(11,103,319)

Balance, March 31, 2025	30,974,559	$30,975	$201,272,330	$(142,052,991)	$59,250,314

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amounts
Balance, January 1, 2024	12,349,243	$12,349	$102,238,382	$(104,382,549)	$(2,131,818)

Stock-based compensation expense	—	—	2,478,179	—	2,478,179

Issuance of common stock and warrants, net of issuance costs of $6,434,447	15,713,664	15,714	83,540,849	—	83,556,563

Net loss for the three months ended March 31, 2024	—	—	—	(5,019,531)	(5,019,531)

Balance, March 31, 2024	28,062,907	$28,063	$188,257,410	$(109,402,080)	$78,883,393

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization, Basis of Presentation and Significant Accounting Policies
Nature of Operations
Skye Bioscience, Inc. (the “Company” or “Skye”) was incorporated in Nevada on March 16, 2011. The Company is a clinical stage biotechnology company developing next-generation molecules that modulate G-protein-coupled receptors ("GPCRs") to treat obesity, overweight, and related conditions.
As of March 31, 2025, the Company has devoted substantially all its efforts to securing its product pipeline, carrying out research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Impact of Geopolitical and Macroeconomic Factors
It is possible that the Company may encounter supply chain issues related to global economic and political conditions such as a lack of production or laboratory resources, pandemics or cyberattacks that could cause business disruptions and clinical trial delays which will need to be managed in the future. There may also be significant uncertainty resulting from the impact of other geopolitical and macroeconomic factors, including global pandemics, tariffs, inflation, supply chain issues, fluctuating interest rates, future bank failures and increased geopolitical tensions between the U.S. and its international trade partners, including China.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes. Actual results could differ from those estimates
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, from which the prior year balance sheet information herein was derived.
During the three months ended March 31, 2025, there were no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Pronouncements Implemented
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company adopted this ASU as of January 1, 2025. The Company's adoption of this ASU did not have a significant impact on the Company's condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
2. Fair Value Measurement
The Company’s financial instruments measured at fair value on a recurring basis consist of Level 1 financial instruments.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	Fair Value Measurement as of March 31, 2025
	Total	Level 1
Assets:
Money Market Funds (included in cash and cash equivalents)	$31,963,993	$31,963,993
U.S. Treasury Obligations (included in cash and cash equivalents)	11,940,160	11,940,160
Total fair value of assets in cash and cash equivalents	$43,904,153	$43,904,153
U.S. Treasury Obligations (included in short-term investments)	12,802,650	12,802,650
Total fair value of assets included in short-term investments	$12,802,650	$12,802,650
The amount of unrealized gain (losses) was immaterial for the three months ended March 31, 2025.

3. Prepaid Expenses, Other Current Assets and Liabilities

Prepaid expenses consist of the following:

	March 31, 2025	December 31, 2024
Prepaid clinical expenses	$4,085	$13,078
Total other prepaid expenses	571,297	188,884
	$575,382	$201,962
Other current assets consist of the following:

	March 31, 2025	December 31, 2024
AusIndustry incentive	$8,228	$8,151
Vendor deposits	3,061,695	1,997,274
Other tax receivables	6,387	5,065
Other current assets	152,140	199,054
	$3,228,450	$2,209,544
Other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Research and development costs	$542,056	$325,415
Legal expenses	141,050	114,359
Consulting and professional fees	113,627	109,375
Other accrued liabilities	51,116	105,052
	$847,849	$654,201

4. Warrants
There are significant judgements and estimates inherent in the determination of the fair value of the Company’s warrants. These judgements and estimates include assumptions regarding the Company’s future operating performance and the determination of the appropriate valuation methods.
Warrants vested and outstanding as of March 31, 2025, are summarized as follows:

Source	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Warrants Outstanding
2015 Common Stock Warrants	$1,250.00	0.06	400
2016 Common Stock Warrants to Service Providers	287.50	1.58	160
2020 Common Stock Warrants to Placement Agent	20.00	0.33	32,668
2021 Inducement Warrants	37.50	1.32	84,667
2021 Inducement Warrants to Placement Agent	47.00	1.32	5,927
2021 Common Stock Warrants	22.50	1.49	311,113
2021 Common Stock Warrants to Placement Agent	27.50	1.49	21,778
August 2023 Convertible Note Common Stock Warrants	5.16	8.38	340,000
August 2023 PIPE Financing Common Stock Warrants	5.16	8.38	2,325,537
January 2024 Pre-Funded Warrants Common Stock	0.001	Indefinite	8,677,166
Total warrants outstanding as of March 31, 2025			11,799,416

As of March 31, 2025, all of the Company's warrants are fully vested.
5. Stock-Based Compensation
Stock Incentive Plan
On October 31, 2014, the Board of Directors of the Company (the "Board") approved the Company’s 2014 Omnibus Incentive Plan (the "2014 Omnibus Incentive Plan"). On June 14, 2022, the Board approved the 2014 Amended and Restated Omnibus Incentive Plan (the “2014 Amended and Restated Plan”) which replaced the 2014 Omnibus Incentive Plan in its entirety.
On September 29, 2023, the Board and holders of a majority of the voting power of the outstanding capital stock of the Company adopted and approved Amendment No. 1 to the 2014 Amended and Restated Plan. Amendment No. 1 to the 2014 Amended and Restated Plan became effective on November 6, 2023.
On October 22, 2024, the second amendment and restatement of the Company's 2014 Amended and Restated Plan was approved to increase the number of shares of the Company's common stock issuable to 4,000,000, extend the expiration date of the plan to September 10, 2034, update the name of the plan to the “Skye Bioscience, Inc. Amended and Restated Omnibus Incentive Plan” and make certain administrative amendments (as so amended and restated, the "Amended and Restated Plan").
As of March 31, 2025, the Company had 1,170,197 shares available for future grant under the Amended and Restated Plan.
2024 Inducement Equity Incentive Plan
On July 2, 2024, the Board adopted the Skye Bioscience, Inc. 2024 Inducement Equity Incentive Plan (the "Inducement Plan"). The Company has reserved 600,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. As of March 31, 2025, the Company had 230,500 shares available for future grant under the Inducement Plan.

Stock Options
The following is a summary of option activity under the Company’s Amended and Restated Plan and the Inducement Plan, for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2024	3,036,603	$7.72	8.91	$22,624

Granted	1,216,000	2.89
Cancelled	(4,091)	19.72
Forfeited	(13,000)	7.56
Outstanding, March 31, 2025	4,235,512	$6.32	9.03	$—
Exercisable, March 31, 2025	979,924	$9.42	7.26	$—
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at March 31, 2025 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2025, was $2.11.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

Three Months Ended March 31, 2025
Dividend yield	0.00%
Volatility factor	83.87 - 85.93%
Risk-free interest rate	4.24 - 4.27%
Expected term (years)	5.27 - 6.08
Restricted Stock Units
The following is a summary of restricted stock unit activity during the year ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price
Unvested, December 31, 2024	503,113	$9.62

Granted	—	—
Unvested, March 31, 2025	503,113	$9.62
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation expense for the stock options and the restricted stock units ("RSUs") discussed above, in its Unaudited Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2025	2024
Research and development	$489,588	$391,611
General and administrative	1,712,321	2,086,568
	$2,201,909	$2,478,179
The total amount of unrecognized compensation cost was $15,034,895 as of March 31, 2025. This amount will be recognized over a weighted average period of 2.75 years.
2022 Employee Stock Purchase Plan
In June 2022, the Board approved the 2022 Employee Stock Purchase Plan (the "ESPP"), under which the Company may offer eligible employees the option to purchase common stock at a 15% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the ESPP. Total individual purchases in any year are limited to 15% of compensation. The ESPP was approved by the Company's stockholders on September 30, 2022. As of March 31, 2025, no shares were issued under the ESPP. The compensation expense, computed using the Black-Scholes model was immaterial.
6. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	Three Months Ended March 31,
	2025	2024
Basic EPS and diluted EPS:

Loss (Numerator)
Net loss	$(11,103,319)	$(5,019,531)

Shares (Denominator)
Weighted average common shares outstanding	39,651,888	27,999,901
Per-Share Amount	$(0.28)	$(0.18)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	4,235,512	1,201,398
Warrants	3,122,250	3,280,940
Unvested restricted stock units	503,113	503,444
Unvested restricted stock	—	5,000
Convertible debt	—	968,922
7. Contingencies

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
In March of 2023, the Company appealed the judgment in the Cunning Lawsuit to the United States Court of Appeals for the Ninth District (the "Ninth Circuit"). On October 22, 2024, the Ninth Circuit issued its decision in the Company's favor which vacated the judgment and remanded the case back to the District Court for a new trial. As a result, the Company recovered the $9,080,202 restriction on its cash related to the bond during the year ended December 31, 2024. The new trial is currently scheduled to be held in September 2025.
During the year ended December 31, 2024, management revised its assumptions related to its estimate of the legal contingency and the the Company reversed the accrued interest on the original judgment and recognized a gain of $4,234,717 in change in estimate for legal contingencies. As of March 31, 2025, the estimated legal contingency, including accrued legal expenses, is $1,913,003.
In arriving at the conclusion that a significant portion of the estimated legal contingency should be reversed, the Company considered the following in revising its assumptions:
•advice from external advisors including its technical accounting advisors regarding the appropriate application of GAAP and legal counsel’s advice with regard to prior experience with similar cases,
•the damages and potential attorney fee awards if the case were to be retried, including the likelihood of a subsequent loss if the Company were to be unsuccessful, while giving consideration to the facts and circumstances that would be inadmissible due to the Ninth Circuit’s decision,
•the likelihood of settlement and information obtained during settlement discussions prior to the first trial,
•the Company’s possible defenses and counterclaims, and
•the case history and the amount of the prior judgment.
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

8. Segment Reporting
The Company operates in one business segment, which includes the business of research and development activities related to developing medicine for obesity and other metabolic diseases. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its Chief Executive Officer, who reviews and evaluates consolidated net loss for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.
In addition to the significant expense categories included within consolidated net loss presented on the Company's Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses which are presented to the Company's CODM for review:

	Three Months Ended March 31,
	2025	2024
External clinical development expenses (1)
SBI-100	$5,408	$860,694
nimacimab	5,184,865	129,120
Personnel related and stock-based compensation	1,337,958	811,789
Other research and development expenses (2)	669,026	144,847
Total research and development expenses	$7,197,257	$1,946,450
(1) External clinical development expenses include expenses for clinical trial costs and clinical manufacturing, as well as costs for discovery in research and development studies.
(2) Other research and development expenses include expenses for travel and entertainment, consulting and advisory and general business expenses.

The amount of property and equipment in the US was equal to $81,180 and $144,006 for March 31, 2025, and December 31, 2024, respectively. The amount of property and equipment outside of the US was equal to $1,222,967, and $1,522,258 for March 31, 2025, and December 31, 2024, respectively.

9. Subsequent Events
Subsequent to March 31, 2025, the Company granted an aggregate of 119,000 options to purchase common stock to its employees under the Inducement Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three months ended March 31, 2025 and 2024, together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1943, as amended (the "Exchange Act") that involve substantial risks and uncertainties. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. A further list and description of risks, uncertainties and other factors that could cause actual results or events to differ materially from the forward-looking statements that we make is included in the cautionary statements herein and in our other filings with the SEC, including those set forth under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.
We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this quarterly report, and we assume no obligation to update any such forward-looking statements, other than as required by law. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Unless otherwise provided in this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” and “Skye” in this discussion and analysis refer to Skye Bioscience, Inc., a Nevada corporation, together with its consolidated subsidiaries.
Overview
We are a clinical stage biotechnology company developing next-generation molecules that modulate G-protein-coupled receptors ("GPCRs") to treat obesity, overweight, and related conditions. Our lead candidate, nimacimab, is a peripherally restricted negative allosteric modulating antibody targeting the CB1 receptor—a key GPCR involved in metabolic regulation.
We are conducting CBeyondTM, a Phase 2a proof-of-concept clinical trial of nimacimab administered as a subcutaneous injectable for the treatment of obesity and overweight in the United States. The CBeyondTM study is also assessing the combination of nimacimab and a GLP-1 receptor agonist. We anticipate providing a top-line readout from the CBeyond™ study late in the third quarter or early in the fourth quarter of 2025, enabling a comprehensive view of nimacimab’s safety and efficacy profile.
To obtain 52 weeks of treatment data, we are planning a trial extension that increases the originally planned 26 weeks of treatment to provide a longer-term assessment of safety, tolerability and efficacy. The protocol extension will provide for continued assessment for all four treatment arms including both the nimacimab monotherapy (primary endpoint) and the nimacimab/GLP-1 combination cohort (exploratory endpoint). The IRB has approved the open-label study extension to 52 weeks. We are finalizing the study protocol with the FDA in preparation for enrollment.
The Data Safety Monitoring Committee for the CBeyondTM study has completed three regularly scheduled reviews and has recommended that the study continue in accordance with the study protocol.
During the three months ended March 31, 2025, we announced preclinical data supporting our hypothesis that our highly-peripherally restricted molecule, nimacimab, is able to drive similar efficacy when compared to a less-peripherally restricted CB1 inhibitor, monlunabant, in a diet-induced obesity (DIO) murine model. The results of the preclinical DIO study demonstrated greater than 30% weight loss when nimacimab was combined with the dual GLP-1/GIP agonist, tirzepatide. Nimacimab alone demonstrated 23.5% weight loss, which is comparable to monlunabant and tirzepatide alone in this study.

We also shared in vitro potency data demonstrating that nimacimab’s non-competitive allosteric binding to CB1 provides potential advantages over orthosteric-binding small-molecule drugs. Binding to a different site on the receptor, nimacimab does not compete with natural CB1 agonists such as anandamide (AEA) and 2-arachidonoylglycerol (2-AG). It can block CB1 activity even with an elevated concentration of CB1 agonists, which is associated with obesity. In contrast, orthosteric-binding small molecule inhibitors must compete with CB1 agonists for binding at the receptor's orthosteric site, which was shown to negatively impact potency when tested under elevated CB1 agonist concentrations. This distinction may give nimacimab a wider therapeutic window, with suitable potency at lower doses and less side effects.
Given the distinct mechanism and beneficial attributes of nimacimab as a peripheral CB1 inhibitor, within the large and heterogeneous obesity landscape we believe there is significant opportunity for nimacimab to potentially complement GLP-1 agonists and other anti-obesity drug mechanisms of action as well as to have a potential role as a monotherapy.
We were incorporated under the laws of the State of Nevada on March 16, 2011, and our headquarters are based in San Diego, CA. We also maintain administrative office space in San Francisco, CA. Since our incorporation, we have devoted substantially all of our efforts to building our product portfolio through the acquisition of clinical assets and licensing agreements, carrying out research and development, building infrastructure and raising capital.
Financial Overview
Revenues
To date, we have not generated any revenue. We do not expect to receive any revenue from our lead drug candidate, nimacimab, or any future drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, nimacimab or future drug candidates or generate revenue from collaborative agreements with third parties.
Research and Development Expenses
During the three months ended March 31, 2025, we incurred $7,197,257 in research and development expenses primarily related to our Phase 2a clinical trial of nimacimab for obesity and the manufacturing costs associated with future trials. During the three months ended March 31, 2024, we incurred $1,946,450 in research and development expense primarily related to our efforts in conducting our legacy Phase 2a SBI-100 OE clinical trial.
We expect that our ongoing research and development expenses will consist of costs incurred for the development of our drug candidate, nimacimab, or any future drug candidates, including but not limited to:
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
Estimated Legal Contingency
The estimated legal contingency relates to a material litigation matter that was related to our former management team. As of December 31, 2023, we had posted an appellate bond that was collateralized by an irrevocable letter of credit equal to, $9,080,202, approximately 150% of the liability recorded on our balance sheet. As of December 31, 2024, we were successful in our appeal of the judgement in the Ninth Circuit Court of Appeals and the case was remanded back to the District Court for a new trial, as a result of which we reduced the estimated legal contingency based on new key assumptions. The final amount of the loss and loss recoveries remains uncertain. We believe that it is at least reasonably possible that the estimated amount of the potential loss may change in the near term. As of March 31, 2025, the estimated legal contingency, including accrued legal expenses, is $1,913,003.
Other Expense
Other expense primarily includes a gain from the sale of the Avalite Sciences, Inc. ("AVI") building (the "AVI building") in the first quarter of 2024, and interest expense. These expenses are offset by interest income earned on our cash balances.
Critical Accounting Estimates
There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except, for the addition of our critical accounting estimate related to the estimate for accrued legal contingencies and related expenses and loss recoveries.
Recently Issued and Adopted Accounting Pronouncements
See Note 1 to the accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on recently issued accounting pronouncements and recently adopted accounting pronouncements. While we expect certain recently adopted accounting pronouncements to impact our disclosures in future periods, the impact upon adoption was not significant to our current estimates and operations.
Results of Operations
For the three months ended March 31, 2025 and 2024
Research and Development Expenses
Below is a summary of our research and development expenses during the three months ended March 31, 2025 and for the same period in 2024:

	Three Months Ended March 31,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Research and development expenses	$7,197,257	$1,946,450	$5,250,807	270%
Research and development expenses for the three months ended March 31, 2025, increased by $5,250,807 as compared to the same period in 2024. The net increase in research and development expenses was primarily due to:
•Clinical trial costs increased by $1,266,302 due to increased site and patient costs related to our Nimacimab Phase 2a clinical study, offset by decrease in costs to complete our glaucoma study.
•Contract manufacturing costs increased by $2,532,130 from drug substance and product costs related to resupplying our extended Phase 2a study for nimacimab and process intensification and dose optimization work, labeling and packaging related to nimacimab's future studies.
•Discovery research and development increased $623,020 from increased work to interrogate nimacimab's mechanism of action and for life cycle management.

•Salaries and stock-based compensation increased by $526,168 due to increased headcount and the recognition of stock based compensation expense.
•Consulting costs increased by $149,980 to support our nimacimab program
•Depreciation expense on equipment increased by $95,035.

General and Administrative Expenses
Below is a summary of our general and administrative expenses during the three months ended March 31, 2025, and for the same period in 2024:

	Three Months Ended March 31,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
General and administrative expenses	$4,562,305	$4,205,800	$356,505	8%
General and administrative expenses for the three months ended March 31, 2025, increased by $356,505 as compared to the same period in 2024. The increase in general and administrative expenses was primarily due to:
•Salaries and stock-based compensation decreased by $136,137 primarily due to less stock-based compensation expense from the vesting of performance based restricted stock units which vested during the three months ended March 31, 2024, offset by an increase in cash compensation.
•Consulting and advisory fees increased by $89,902 from the use of finance consultants and board member compensation.
•Investor relations, marketing and communications expenses increased by $373,571 due to primarily to a market evaluation study for nimacimab and increased investor communications activities.
Other (Income) Expense
Below is a summary of our other (income) expense for the three months ended March 31, 2025 and for the same period in 2024:

	Three Months Ended March 31,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Interest expense	$1,452	$436,936	(435,484)	(100)%
Interest income	(619,054)	(427,554)	(191,500)	45%
Gain from the sale of asset	—	(1,145,141)	1,145,141	(100)%
Other (income) expense	(40,641)	1,040	(41,681)	(4008)%
Total other (income) expense	$(658,243)	$(1,134,719)	$476,476	(42)%
For the three months ended March 31, 2025, we had a reduction of other income of $476,476 primarily due to:
•Gain on sale of asset for $1,145,141 during the period ended March 31, 2024 which did not recur in the current period.
•Reduction of interest expenses for $435,484 due to the reduction of debt compared to the corresponding period of prior year.
•Increases in interest income and other income of $233,181 due to the increased interest from our short-term investments yields.

Liquidity and Capital Resources
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception, and as of March 31, 2025, we had working capital of $57,708,321, an accumulated deficit of $142,052,991, and stockholders’ equity of $59,250,314. We had unrestricted cash and cash equivalents and short-term investments in the amount of $59,223,949 as of March 31, 2025, as compared to $68,415,741 as of December 31, 2024. For the three months ended March 31, 2025 and 2024, the Company incurred losses from operations of $11,759,562 and $6,152,250, respectively. For the three months ended March 31, 2025 and 2024, the Company incurred net losses of $11,103,319 and $5,019,531, respectively.
In January 2024 and March 2024, we completed two private placement equity transactions (the "January and March PIPE Financings") with institutional accredited investors in which we raised combined net aggregate proceeds of $83,556,563. We expect that the net proceeds raised from the January and March PIPE Financings, will allow us to fund our clinical trial for obesity through top-line Phase 2a data, complete process intensification manufacturing activities along with drug substance and product manufacturing work needed for future studies, plan for our Phase 2b dose ranging study and provide us with the ability to expand upon our metabolic program with our other research and development efforts.
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
•the cost of manufacturing clinical supplies, and establishing commercial supplies of our drug candidates, both in the U.S. and internationally;
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
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation; and

•the impact of any of the foregoing of macroeconomic events, including inflation, fluctuating interest and exchange rates, and market volatility as a result of trade, fiscal and regulatory policies, including tariffs.

Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our unaudited condensed consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(9,185,480)	$(4,708,123)
Net cash (used in) provided by investing activities	(12,808,962)	1,141,960
Net cash provided by financing activities	—	85,652,617
Cash Flows from Operating Activities
The primary use of cash for our operating activities during the period was to fund research development activities for our clinical product candidate and general and administrative activities. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, depreciation and amortization, amortization of debt discount and the gain on sale of asset.
Cash used in operating activities of $9,185,480 during the three months ended March 31, 2025, reflected a net loss of $11,103,319, partially offset by aggregate non-cash charges of $2,379,288 and included a $461,449 net cash outflow in our operating assets and liabilities.
Non-cash charges included $2,201,909 for stock-based compensation expense primarily attributable to the recognition of current period expense on prior grants and $177,379 in depreciation and amortization. The net change in our operating assets and liabilities included a $1,392,326 cash outflow from the increase in our prepaid expenses and other current assets, a $284,902 net cash outflow from decrease in our accrued expenses and other current liabilities and a $1,215,779 cash inflow from the increase of our accounts payable.
Cash used in operating activities of $4,708,123 during the three months ended March 31, 2024, reflected a net loss of $5,019,531, partially offset by aggregate non-cash charges of $1,597,803 and included a $1,286,395 net change in our operating assets and liabilities.
Cash Flows from Investing Activities
During the three months ended March 31, 2025, our cash used in investing activities related primarily to the purchase of $12,802,650 in short-term investments.
During the three months ended March 31, 2024, our cash provided by investing activities related primarily to the net proceeds received in the amount of $1,145,141 from the sale of real estate .
Cash Flows from Financing Activities
Cash flows from financing activities primarily reflect proceeds from the sale of our securities.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal controls. Management determined there were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings, see Note 7, "General Litigation and Disputes" to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 20, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On February 12, 2025, Deborah Charych, a member of the Company's Board of Directors, adopted a Rule 10b5-1 trading plan. Dr. Charych's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential sale of up to 58,917 shares of the Company’s common stock subject to stock options held by Dr. Charych upon exercise of such stock options until December 31, 2025.
On March 28, 2025, Punit Dhillon, the Company’s Chief Executive officer and a member of the Company's Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Dhillon's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for (i) the potential sale of up to 68,846 shares of the Company’s common stock subject to restricted stock units held by Mr. Dhillon until December 31, 2025, which amount includes the sale of an indeterminate number of shares of the Company's common stock at market prices sufficient to cover Mr. Dhillon's tax liability upon the vesting of such restricted stock units (ii) the potential sale of up to 25,000 shares of the Company’s common stock subject to restricted stock units held by Mr. Dhillon until December 31, 2026, which amount includes of the sale of an indeterminate number of shares of the Company's common stock at market prices sufficient to cover Mr. Dhillon's tax liability upon the vesting of such restricted stock units, (iii) the potential sale of up to 20,322 shares of the Company’s common stock held by Mr. Dhillon until December 31, 2025 and (iv) the potential sale of up to 50,000 shares of the Company’s common stock held by Mr. Dhillon until December 31, 2026.

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
101
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Skye Bioscience, Inc., a Nevada corporation

May 8, 2025	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary and Director (Principal Executive Officer)

May 8, 2025	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)