Form 10-Q
period 2025-06-30
Skye Bioscience, Inc.
filed 2025-08-07
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 5, 2025, there were 30,988,420 shares of the registrant's common stock, $0.001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,838,244	$68,415,741
Short-term investments	24,747,039	—
Prepaid expenses	1,263,812	201,962
Other current assets	733,423	2,209,544
Total current assets	50,582,518	70,827,247

Property and equipment, net	1,169,056	1,432,752
Operating lease right-of-use asset	355,427	449,864
Other assets	53,910	53,910
Total assets	$52,160,911	$72,763,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,222,510	$569,252
Accrued payroll liabilities	868,024	1,114,255
Other current liabilities	2,220,063	654,201
Estimate for accrued legal contingencies and related expenses	1,806,065	1,818,751
Operating lease liability, current portion	195,046	182,428
Total current liabilities	8,311,708	4,338,887

Non-current liabilities
Operating lease liability, net of current portion	172,494	273,162
Total liabilities	8,484,202	4,612,049

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.001 par value; 200,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2025 and December 31, 2024; 30,988,108 and 30,974,559 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	30,988	30,975
Additional paid-in-capital	203,323,584	199,070,421
Accumulated deficit	(159,677,863)	(130,949,672)
Total stockholders’ equity	43,676,709	68,151,724
Total liabilities and stockholders’ equity	$52,160,911	$72,763,773
See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$14,337,753	$4,078,751	$21,535,010	$6,025,201
General and administrative	3,906,172	4,326,820	8,468,477	8,532,620
Total operating expenses	18,243,925	8,405,571	30,003,487	14,557,821

Operating loss	(18,243,925)	(8,405,571)	(30,003,487)	(14,557,821)

Other (income) expense
Interest expense	—	450,052	—	886,988
Interest and other income, net	(533,090)	(961,237)	(1,191,333)	(1,388,791)
(Gain) from asset sales	(89,363)	—	(89,363)	(1,145,141)
Other expense	—	359	—	1,399
Total other (income) expense, net	(622,453)	(510,826)	(1,280,696)	(1,645,545)

Loss before income taxes	(17,621,472)	(7,894,745)	(28,722,791)	(12,912,276)
Provision for income taxes	3,400	8,071	5,400	10,071

Net loss	$(17,624,872)	$(7,902,816)	$(28,728,191)	$(12,922,347)

Loss per common share:
Basic	$(0.44)	$(0.20)	$(0.72)	$(0.39)
Diluted	$(0.44)	$(0.20)	$(0.72)	$(0.39)

Weighted average shares of common stock outstanding used to compute loss per share:
Basic	39,659,266	38,669,330	39,655,597	33,334,616
Diluted	39,659,266	38,669,330	39,655,597	33,334,616

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net Loss	$(28,728,191)	$(12,922,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364,445	57,350
Stock-based compensation expense	4,235,018	4,306,653
Amortization of debt discount	—	487,527
Gain on sale of asset	(89,363)	(1,145,141)
Write-down of vendor deposits	—	246,000
Loss from disposal of assets	—	10,794
Changes in assets and liabilities:
Prepaid expenses	(1,061,850)	(901,780)
Other current assets	1,476,121	(1,833,439)
Accounts payable	2,584,507	(76,292)
Accrued interest - related party	—	(1,369)
Accrued interest - legal contingency	—	150,146
Accrued payroll liabilities	(246,231)	(331,808)
Operating lease liability	(88,050)	(34,196)
Other current liabilities	1,621,927	186,243
Net cash used in operating activities	(19,931,667)	(11,801,659)

Cash flows from investing activities:
Proceeds from the sale of assets, net of sales costs	89,363	1,145,141
Purchase of short-term investments	(24,747,039)	—
Purchase of property and equipment	(6,312)	(35,644)
Net cash (used in) provided by investing activities	(24,663,988)	1,109,497

Cash flows from financing activities:
Purchase under employee stock purchase plan	18,158	—
Proceeds from the issuance of common stock and warrants, net of equity issuance costs of $0 and $6,434,447, respectively	—	83,556,563
Net cash provided by financing activities	18,158	83,556,563

Net (decrease) increase in cash, cash equivalents and restricted cash	(44,577,497)	72,864,401

Cash, cash equivalents and restricted cash, beginning of period	$68,415,741	$10,336,655

Cash, cash equivalents and restricted cash, end of period	$23,838,244	$83,201,056

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalent	$23,838,244	$74,120,854
Restricted cash	—	9,080,202
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$23,838,244	$83,201,056

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2025	30,974,559	$30,975	$199,070,421	$(130,949,672)	$68,151,724

Stock-based compensation expense	—	—	2,201,909	—	2,201,909

Net loss for the three months ended March 31, 2025	—	—	—	(11,103,319)	(11,103,319)

Balance, March 31, 2025	30,974,559	$30,975	$201,272,330	$(142,052,991)	$59,250,314

Stock-based compensation expense	3,750	4	2,033,105	—	2,033,109

Purchases under employee stock purchase plan	9,799	9	18,149	—	18,158

Net loss for three months ended June 30, 2025	—	—	—	(17,624,872)	(17,624,872)

Balance, June 30, 2025	30,988,108	$30,988	$203,323,584	$(159,677,863)	$43,676,709

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amounts
Balance, January 1, 2024	12,349,243	$12,349	$102,238,382	$(104,382,549)	$(2,131,818)

Stock-based compensation expense	—	—	2,478,179	—	2,478,179

Issuance of common stock and warrants, net of issuance costs of $6,434,447	15,713,664	15,714	83,540,849	—	83,556,563

Net loss for the three months ended March 31, 2024	—	—	—	(5,019,531)	(5,019,531)

Balance, March 31, 2024	28,062,907	$28,063	$188,257,410	$(109,402,080)	$78,883,393

Stock-based compensation expense	5,000	5	1,828,469	—	1,828,474

Net loss for the three months ended June 30, 2024	—	—	—	(7,902,816)	(7,902,816)

Balance, June 30, 2024	28,067,907	$28,068	$190,085,879	$(117,304,896)	$72,809,051

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
As of June 30, 2025, the Company has devoted substantially all its efforts to securing its product pipeline, carrying out research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
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
Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation, including reclassifying discovery research and development expense amounts from external clinical development expenses into other research and development expenses, as described in Note 8, Segment Reporting. Such reclassifications did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
During the six months ended June 30, 2025, there were no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Pronouncements Implemented
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company adopted this ASU as of January 1, 2025. The company is evaluating the impact this ASU will have on its upcoming annual filing on the Form 10-K for the year ended December 31, 2025.

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
2. Fair Value Measurement
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement as of June 30, 2025
	Valuation
	Hierarchy	Total
Assets:
Money Market Funds (included in cash and cash equivalents)	Level 1	$19,527,439
U.S. Treasury Obligations (included in short-term investments)	Level 1	24,747,039
Total cash equivalents and marketable securities		$44,274,478

3. Prepaid Expenses, Other Current Assets and Liabilities

Prepaid expenses consist of the following:

	June 30, 2025	December 31, 2024
Prepaid clinical expenses	$710,253	$13,078
Prepaid insurance	237,888	60,007
Total other prepaid expenses	315,671	128,876
	$1,263,812	$201,962
Other current assets consist of the following:

	June 30, 2025	December 31, 2024
Vendor deposits	565,831	1,997,274
Other tax receivables	13,482	13,216
Other current assets	154,110	199,054
	$733,423	$2,209,544
Other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Research and development costs	$1,858,242	$325,415
Legal expenses	93,539	114,359
Consulting and professional fees	133,248	109,375
Other accrued liabilities	135,034	105,052
	$2,220,063	$654,201

4. Warrants
There are significant judgements and estimates inherent in the determination of the fair value of the Company’s warrants. These judgements and estimates include assumptions regarding the Company’s future operating performance and the determination of the appropriate valuation methods.
Warrants vested and outstanding as of June 30, 2025, are summarized as follows:

Source	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Warrants Outstanding
2016 Common Stock Warrants to Service Providers	287.50	1.33	160
2020 Common Stock Warrants to Placement Agent	20.00	0.08	32,668
2021 Inducement Warrants	37.50	1.07	84,667
2021 Inducement Warrants to Placement Agent	47.00	1.07	5,927
2021 Common Stock Warrants	22.50	1.24	311,113
2021 Common Stock Warrants to Placement Agent	27.50	1.24	21,778
August 2023 Convertible Note Common Stock Warrants	5.16	8.13	340,000
August 2023 PIPE Financing Common Stock Warrants	5.16	8.13	2,325,537
January 2024 Pre-Funded Warrants Common Stock	0.001	Indefinite	8,677,166
Total warrants outstanding as of June 30, 2025			11,799,016
As of June 30, 2025, all of the Company's warrants are fully vested.
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
As of June 30, 2025, the Company had 324,615 shares available for future grant under the Amended and Restated Plan.
2024 Inducement Equity Incentive Plan
On July 2, 2024, the Board adopted the Skye Bioscience, Inc. 2024 Inducement Equity Incentive Plan (the "Inducement Plan"). The Company has reserved 600,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. As of June 30, 2025, the Company had 142,500 shares available for future grant under the Inducement Plan.

Stock Options
The following is a summary of option activity under the Company’s Amended and Restated Plan and the Inducement Plan, for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2024	3,036,603	$7.72	8.91	$22,624

Granted	1,537,200	2.97
Cancelled	(6,041)	4.27
Forfeited	(44,000)	18.20
Outstanding, June 30, 2025	4,523,762	$6.12	8.86	$2,077,424
Exercisable, June 30, 2025	1,352,313	$8.39	7.65	$339,360
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2025 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2025, was $2.17.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

	Six Months Ended June 30,
	2025	2024
Dividend yield	0.00%	0.00%
Volatility	83.86 - 85.93%	99.58 - 99.96%
Risk-free interest rate	3.93- 4.27%	4.26 - 4.48%
Expected term (years)	5.27- 6.08	5.27 - 6.08
Restricted Stock Units
The following is a summary of restricted stock unit ("RSU") activity during the six months ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	503,113	$9.62

Vested	(3,750)	7.56
Unvested, June 30, 2025	499,363	$9.63
2022 Employee Stock Purchase Plan
In June 2022, the Board approved the 2022 Employee Stock Purchase Plan (the "ESPP"), under which the Company may offer eligible employees the option to purchase common stock at a 15% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the ESPP. Total individual purchases in any year are limited to

15% of compensation. The ESPP was approved by the Company's stockholders on September 30, 2022. As of June 30, 2025, 9,799 shares were issued under the ESPP.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation expense for the stock options, ESPP, and the RSUs discussed above, in its unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$519,018	$303,081	$1,008,606	$695,719
General and administrative	1,514,091	1,525,388	3,226,412	3,610,934
	$2,033,109	$1,828,469	$4,235,018	$4,306,653
The total amount of unrecognized compensation cost was $13,710,239 as of June 30, 2025. This amount will be recognized over a weighted average period of 2.71 years.
6. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic EPS and diluted EPS:

Loss (Numerator)
Net loss	$(17,624,872)	$(7,902,816)	$(28,728,191)	$(12,922,347)

Shares (Denominator)
Weighted average common shares outstanding	39,659,266	38,669,330	39,655,597	33,334,616
Per-Share Amount	$(0.44)	$(0.20)	$(0.72)	$(0.39)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	4,523,762	1,190,599	4,523,762	1,190,599
Warrants	3,121,850	3,272,940	3,121,850	3,272,940
Unvested restricted stock units	499,363	503,446	499,363	503,446
Convertible debt	—	968,973	—	968,973
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

Wendy Cunning vs Skye Bioscience, Inc.
The Company is a party to a legal proceeding with a former employee alleging, among other things, wrongful termination, violation of whistleblower protections under the Sarbanes-Oxley Act of 2002, and retaliation under California law against the Company relating to certain actions and events that occurred with the Company's former management during the employee's employment term from March 2018 to July 2019. The complaint seeks unspecified economic and non-economic losses, as well as attorneys’ fees. The case, entitled Wendy Cunning vs Skye Bioscience, Inc., was filed in U.S. District Court (the "District Court") for the Central District of California (the “Cunning Lawsuit”). On January 18, 2023, a jury rendered a verdict in favor of the plaintiff and awarded her $512,500 in economic damages (e.g., lost earnings, future earnings and interest), $840,960 in non-economic damages (e.g., emotional distress) and $3,500,000 in punitive damages. On August 2, 2023, the District Court ruled on the plaintiff's motion for attorney fees and awarded the plaintiff $1,200,008. Based on this order, the Company reduced the aggregate estimate for the legal contingency by $151,842, the difference between the attorney fees awarded by the District Court and the Company's previous estimate. On August 17, 2023, the Company obtained a stay on enforcement of the judgment in the Cunning Lawsuit by posting an appeal bond in the amount of $9,080,202.
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
During the year ended December 31, 2024, management revised its assumptions related to its estimate of the legal contingency and the Company reversed the accrued interest on the original judgment and recognized a gain of $4,234,717 in change in estimate for legal contingencies. As of June 30, 2025, the estimated legal contingency, including accrued legal expenses, is $1,806,065.
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
In addition to the significant expense categories included within consolidated net loss presented on the Company's Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses which are presented to the Company's CODM for review:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
External clinical development expenses (1)
SBI-100	$—	$1,113,457	$2,241	$2,007,817
nimacimab	11,720,218	1,649,326	16,638,640	1,805,093
Total External clinical development expenses	11,720,218	2,762,783	16,640,881	3,812,910
Personnel related and stock-based compensation	1,408,024	844,863	2,745,773	1,656,652
Other research and development expenses (2)	1,209,511	471,105	2,148,356	555,639
Total research and development expenses	$14,337,753	$4,078,751	$21,535,010	$6,025,201
(1) External clinical development expenses include expenses for clinical trial costs and clinical manufacturing.
(2) Other research and development expenses include expenses for travel and entertainment, consulting and advisory, discovery research and development, and general business expenses.

The net book value of property and equipment in the US was equal to $72,597 and $83,276 for June 30, 2025, and December 31, 2024, respectively. The net book value of property and equipment outside of the US was equal to $1,096,459, and $1,349,476 for June 30, 2025, and December 31, 2024, respectively.

9. Subsequent Events
Subsequent to June 30, 2025, the Company granted an aggregate of 160,000 options to purchase common stock to its employees under the Amended and Restated Omnibus Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three and six months ended June 30, 2025 and 2024, together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (SEC) on March 20, 2025.
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
Solely for convenience, certain trademark and service marks (the “marks”) referred to in this Quarterly Report on Form 10-Q appear without the ® or ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these marks.
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
We are conducting CBeyondTM, a Phase 2a proof-of-concept clinical trial of nimacimab administered as a subcutaneous injectable for the treatment of obesity and overweight in the United States. The CBeyond study is also assessing the combination of nimacimab and a GLP-1 receptor agonist. We anticipate providing a top-line readout from the CBeyond study late in the third quarter or early in the fourth quarter of 2025.
To obtain 52 weeks of treatment data, we are enrolling a Phase 2a trial extension that increases the originally planned 26 weeks of treatment in the CBeyond study to provide a longer-term assessment of safety, tolerability and efficacy. The protocol extension provides for continued assessment of nimacimab as a monotherapy and in combination with a GLP-1 receptor agonist.
The Data Safety Monitoring Committee for the CBeyond study has completed four regularly scheduled reviews and has recommended that the CBeyond study continue in accordance with the study protocol.
We recently shared new data from a preclinical diet induced obesity (DIO) mouse model which provides further evidence for the potential combination of nimacimab with incretins and demonstrated the potential durability of response with nimacimab as a monotherapy or maintenance therapy post-incretin treatment. The preclinical DIO study demonstrated that at day 25 the combination of nimacimab and a suboptimal tirzepatide dose (3nmol/kg daily) yielded 44% vehicle-adjusted weight loss

(29.6% weight loss with an average of 30g mice). The combination outperformed either agent alone with nimacimab demonstrating 21.5% vehicle-adjusted weight loss (7.1% weight loss with an average of 40g mice) and the suboptimal tirzepatide dose demonstrating 29.7% vehicle-adjusted weight loss (15.4% weight loss with an average of 36g mice). The combination efficacy also exceeded an optimal dose of tirzepatide (10 nmol/kg), which resulted in 38.9% vehicle-adjusted weight loss (24.6% weight loss with 32g mice). The preclinical DIO study also demonstrated that, when used as a monotherapy, nimacimab-driven weight loss persisted for about 20 days after treatment cessation, while mice treated with tirzepatide alone regained most of their lost weight within a week post-treatment. Lastly, the preclinical DIO study demonstrated that when nimacimab alone was used after an initial tirzepatide or combination treatment in the preclinical DIO mouse model, it reduced rebound weight gain in these groups of mice.
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
Financial Overview
Revenues
To date, we have not generated any revenue. We do not expect to receive any revenue from our drug candidate, nimacimab, or any future drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, nimacimab or future drug candidates or generate revenue from collaborative agreements with third parties.
Research and Development Expenses
During the three and six months ended June 30, 2025, we incurred $14,337,753 and $21,535,010 in research and development expenses primarily related to our Phase 2a clinical trial of nimacimab for obesity and the manufacturing costs associated with future trials. During the three and six months ended June 30, 2024, we incurred $4,078,751 and $6,025,201 in research and development expense primarily related to our efforts in conducting our Phase 2a clinical trial for SBI-100 OE and costs related to our Phase 2a clinical trial for nimacimab for obesity.
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
General and Administrative Expenses
Our general and administrative expenses have fluctuated year-over-year as we have entered into various strategic acquisitions to restructure and reposition our company. Additionally, as a business in the early stages of drug development we are in the process of scaling our operations by hiring additional employees and building the infrastructure necessary to increase efficiencies. These initiatives have resulted in additional costs related to the implementation of certain systems, insurance, facilities, legal, tax and accounting costs. As a public company, we expect to incur additional expenses related to insurance, investor relations activities, legal and other administration and professional services to comply with the rules and regulations of the SEC, the Financial Industry Regulatory Authority ("FINRA") and Nasdaq. Other significant costs are expected to include legal fees relating to patent and corporate matters, business development costs and fees for consulting services. To incentivize our employees and be competitive to retain strong talent we issued additional equity awards in 2025 and 2024, which have resulted in increased stock-based compensation expense. We also expect that certain general and administrative expenses which are commensurate with headcount, will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries, technology, facilities and other related costs.
Estimate for Legal Contingencies and Related Expenses
The estimate for legal contingencies and related expenses relates to a litigation matter that related to a former employee of the Company. As of December 31, 2023, we had posted an appellate bond that was collateralized by an irrevocable letter of credit equal to, $9,080,202, approximately 150% of the liability recorded on our balance sheet. As of December 31, 2024, we were successful in our appeal of the judgement in the Ninth Circuit Court of Appeals and the case was remanded back to the District Court for a new trial, as a result of which we reduced the estimated legal contingency based on new key assumptions. The final amount of the loss and loss recoveries remains uncertain. We believe that it is at least reasonably possible that the estimated amount of the potential loss may change in the near term. As of June 30, 2025, the estimated legal contingency, including accrued legal expenses, is $1,806,065.
Other (Income) Expense
Other expense primarily includes a gain from the sale of the Avalite Sciences, Inc. ("AVI") building (the "AVI building") in the first quarter of 2024, and interest expense. These expenses are offset by interest income earned on our cash balances and investments.
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
Results of Operations
For the three months ended June 30, 2025 and 2024
Research and Development Expenses
Below is a summary of our research and development expenses during the three months ended June 30, 2025 and for the same period in 2024:

	Three Months Ended June 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Research and development expenses	$14,337,753	$4,078,751	$10,259,002	252%
Research and development expenses for the three months ended June 30, 2025, increased by $10,259,002 as compared to the same period in 2024. The net increase in research and development expenses was primarily due to:
•Clinical trial costs increased by $2,358,832 due to increased site and patient costs related to our Nimacimab Phase 2a clinical study, offset by a decrease in costs to complete our glaucoma study.
•Contract manufacturing costs increased by $6,617,742 from drug substance, product, labeling and packaging costs related to resupplying our extended Phase 2a study for nimacimab, manufacturing in anticipation for our Phase 2b clinical study for nimacimab, and process intensification and dose optimization work.
•Discovery research and development increased $721,676 from increased work to interrogate nimacimab's mechanism of action and for life cycle management.

•Salaries and stock-based compensation increased by $563,161 due to increased headcount.
•General business expenses decreased by $263,555 due to the non-recurrence of fees associated with eliminating our glaucoma program.
•Consulting costs increased by $142,092 to support our nimacimab program.
•Depreciation expense on equipment increased by $94,809 due to the depreciation of manufacturing equipment.

General and Administrative Expenses
Below is a summary of our general and administrative expenses during the three months ended June 30, 2025, and for the same period in 2024:

	Three Months Ended June 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
General and administrative expenses	$3,906,172	$4,326,820	$(420,648)	(10)%
General and administrative expenses for the three months ended June 30, 2025, decreased by $420,648 as compared to the same period in 2024. The decrease in general and administrative expenses was primarily due to:
•Salaries, benefits and other direct employee related costs increased by $289,007 primarily due to higher headcount.
•Consulting and advisory fees increased by $276,812 from the use of finance consultants and board member compensation.
•Investor relations, marketing and communications expenses increased by $191,519 primarily due to to a market evaluation study for nimacimab and increased investor outreach activities.
•General business expenses decreased by $371,633 primarily due to the one time cost of uplisting to Nasdaq in the prior period.
•Legal and professional fees decreased by $854,783 due to decreases in litigation, one-time fees related to filings with the SEC in the prior period, and decreases in external legal costs and decreased financial advisory services.

Other (Income) Expense
Below is a summary of our other (income) expense for the three months ended June 30, 2025 and for the same period in 2024:

	Three Months Ended June 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Interest expense	$—	$450,052	$(450,052)	(100)%
Interest and other income, net	(533,090)	(961,237)	428,147	(45)%
(Gain) loss from asset sale	(89,363)	—	(89,363)	(100)%
Other (income) expense	—	359	(359)	(100)%
Total other (income) expense	$(622,453)	$(510,826)	$(111,627)	22%
For the three months ended June 30, 2025, we had an increase of other (income) expense of $111,627 as compared to the same period in 2024 primarily due to:
•Increased gain from the sale of asset of $89,363 during the period ended June 30, 2025 from the collection of amounts due from the sale of real estate.
•Decreased interest expense of $450,052 due to the reduction of debt.
•Decreases in interest income and other income of $428,147 due to decreased interest from our cash equivalents and short-term investments yields as a result of the decrease in cash equivalents and short-term investments on hand.

For the six months ended June 30, 2025 and 2024

Research and Development Expenses
Below is a summary of our research and development expenses during the six months ended June 30, 2025 and for the same period in 2024:

	Six Months Ended June 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Research and development expenses	$21,535,010	$6,025,201	$15,509,809	257%
Research and development expenses for the six months ended June 30, 2025, increased by $15,509,809 as compared to the same period in 2024. The net increase in research and development expenses was primarily due to:
•Clinical trial costs increased by $3,625,342 due to increased site and patient costs related to our extended Nimacimab Phase 2a clinical study, offset by a decrease in costs to complete our glaucoma study.
•Contract manufacturing costs increased by $9,149,873 from drug substance, product, labeling and packaging costs related to resupplying our extended Phase 2a clinical study of nimacimab, manufacturing in anticipation for our Phase 2b clinical study for nimacimab, and process intensification and dose optimization work.
•Discovery research and development increased $1,344,695 from increased work to interrogate nimacimab's mechanism of action, potency and for life cycle management.
•Salaries, benefits and stock-based compensation increased by $1,089,121 due to increased headcount.
•Consulting costs increased by $292,071 to support our nimacimab program.
•General business expenses decreased by $262,745 due to the non-recurrence of fees associated with eliminating our glaucoma program.
•Depreciation expense on equipment increased by $189,844 due to the depreciation of manufacturing equipment.
•Travel and entertainment expenses increased by $61,417.
General and Administrative Expenses
Below is a summary of our general and administrative expenses during the six months ended June 30, 2025, and for the same period in 2024:

	Six Months Ended June 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
General and administrative expenses	$8,468,477	$8,532,620	$(64,143)	(1)%
General and administrative expenses for the six months ended June 30, 2025, decreased by $64,143 as compared to the same period in 2024. The decrease in general and administrative expenses was primarily due to:
•Salaries, benefits and other direct employee related costs increased by $152,870 primarily due to higher headcount.
•Travel and entertainment expenses increased by $81,760.
•Consulting and advisory fees increased by $378,083 from the use of finance consultants, and fees associated with the Company's annual general meeting of stockholders.
•Human resources related expenses increased by $52,764 due to increased hiring activity.
•Investor relations, marketing and communications expenses increased by $565,089 due to primarily to a market evaluation study for nimacimab and increased investor communications activities.
•General business expenses decreased by $358,592 due to the one time cost of uplisting to Nasdaq in the prior period and one-time fees related to SEC filings in the prior period offset by increased software costs.
•Legal and professional fees decreased by $862,862 due to decreases in litigation, one-time fees related to SEC filings in the prior period, decreases in external legal costs and decreased financial advisory services.

Other (Income) Expense
Below is a summary of our other (income) expense for the six months ended June 30, 2025 and for the same period in 2024:

	Six Months Ended June 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Interest expense	$—	$886,988	(886,988)	(100)%
Interest and other income, net	(1,191,333)	(1,388,791)	197,458	(14)%
(Gain) loss from asset sale	(89,363)	(1,145,141)	1,055,778	(92)%
Other (income) expense	—	1,399	(1,399)	(100)%
Total other (income) expense	$(1,280,696)	$(1,645,545)	$364,849	(22)%
For the six months ended June 30, 2025, we had a reduction of other (income) expense of $364,849 as compared to the same period in 2024 primarily due to:
•Gain on sale of asset decreased by $1,055,645, due to the one-time sale of real estate.
•Decreased interest expense of $886,988 due to the reduction of debt.
•Decreased interest income and other income of $197,458 due to the decreased interest from our cash equivalents and short-term investments yields as a result of the decrease in cash equivalents and short-term investments on hand.
Liquidity and Capital Resources
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception, and as of June 30, 2025, we had working capital of $42,270,810, an accumulated deficit of $159,677,863, and stockholders’ equity of $43,676,709. We had unrestricted cash and cash equivalents and short-term investments in the amount of $48,585,283 as of June 30, 2025, as compared to $68,415,741 as of December 31, 2024. For the six months ended June 30, 2025 and 2024, the Company incurred losses from operations of $30,003,487 and $14,557,821, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred net losses of $28,728,191 and $12,922,347, respectively.
In January and March 2024, we completed two private placement equity transactions (the "January and March PIPE Financings") with institutional accredited investors in which we raised combined net aggregate proceeds of $83,556,563. We expect that the net proceeds raised from the January and March PIPE Financings, will continue to allow us to fund our clinical trial of nimacimab for obesity through top-line Phase 2a data and the extension study, work on formulation development activities, manufacture drug substance to commence and plan for our Phase 2b dose ranging study of nimacimab for obesity and provide us with the ability to expand upon our metabolic program with our other research and development efforts. We expect that the top-line data for our Phase 2a study will inform the size and magnitude of the Phase 2b dose ranging study, including the capital necessary to move forward. Accordingly, we may need to seek additional funds sooner than planned, including through public or private equity or debt financings, other sources, or through strategic collaborations.
In May 2024 we entered into an Equity Distribution Agreement (the "ATM Agreement") with Piper Sandler & Co., as the sales agent (the "Sales Agent") under which the Company may sell up to $100,000,000 of shares of common stock through the Sales Agent. The Company has not sold any shares under the ATM Agreement as of the date hereof and is not obligated to, and cannot provide any assurances that the Company will make any sales of the shares under the ATM Agreement.
In August 2024, the holder of a secured promissory note exercised their conversion option and converted the principal balance of $5,000,000 into 968,973 shares of our common stock.
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
•the results of the new trial in the litigation matter discussed above under "--Financial Overview — Estimated Legal Contingency"; and
•the impact of any of the foregoing of macroeconomic events, including inflation, fluctuating interest and exchange rates, and market volatility as a result of trade, fiscal and regulatory policies, including tariffs.

Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our unaudited condensed consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(19,931,667)	$(11,801,659)
Net cash (used in) provided by investing activities	(24,663,988)	1,109,497
Net cash provided by financing activities	18,158	83,556,563
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
Cash used in operating activities of $19,931,667 during the six months ended June 30, 2025, reflected a net loss of $28,728,191, partially offset by aggregate non-cash charges of $4,510,100 and included a $4,286,424 net cash outflow in our operating assets and liabilities.

Non-cash charges included $4,235,018 for stock-based compensation expense primarily attributable to the recognition of current period expense on prior grants and $364,445 in depreciation and amortization. The net change in our operating assets and liabilities included a $414,271 cash inflow from the decrease in our prepaid expenses and other current assets, a $1,287,646 net cash inflow from increase in our accrued expenses and other current liabilities and a $2,584,507 cash inflow from the increase of our accounts payable.
Cash used in operating activities of $11,801,659 during the six months ended June 30, 2024, reflected a net loss of $12,922,347, partially offset by aggregate non-cash charges of $3,963,183 and included a $2,842,495 net change in our operating assets and liabilities.
Cash Flows from Investing Activities
During the six months ended June 30, 2025, our cash used in investing activities related primarily to the purchase of $24,747,039 in short-term investments and $89,363 in net proceeds from the sale of the AVI building.
During the six months ended June 30, 2024, the Company purchased $35,644 in machinery and office equipment and recognized $1,145,141 in net proceeds from the sale of the AVI building.
Cash Flows from Financing Activities
Cash flows from financing activities primarily reflect proceeds from the sale of our securities.
During the six months ended June 30, 2025, cash provided by financing activities included $18,158 in proceeds from the purchase under employee stock purchase plan.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 5. Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On April 24, 2025, Kaitlyn Arsenault, the Company’s Chief Financial Officer, adopted a Rule 10b5-1 trading plan. Ms. Arsenault's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) under the Exchange Act ("Rule 10b5-1(c)") and provides for (i) the potential sale of up to 45,434 shares of the Company’s common stock subject to restricted stock units held by Ms. Arsenault until December 31, 2027 and (ii) the sale of an indeterminate number of shares of the Company's common stock at market prices sufficient to cover Ms. Arsenault's tax liability upon the vesting of the unvested restricted stock units held by Ms. Arsenault until December 31, 2027.
On April 25, 2025, Paul Grayson, the Chairman of the Company's Board of Directors, adopted a Rule 10b5-1 trading plan. Mr. Grayson's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for (i) the potential sale of up to 86,563 shares of the Company’s common stock subject to restricted stock units held by Mr. Grayson until December 31, 2026, which amount includes the sale of an indeterminate number of shares of the Company's common stock at market prices sufficient to cover Mr. Grayson's tax liability upon the vesting of the unvested restricted stock units held by Mr. Grayson until December 31, 2026 and (ii) the potential sale of up to 98,138 shares of the Company’s common stock held by Mr. Grayson until December 31, 2026.
On April 25, 2025, Chris Twitty, the Company’s Chief Scientific Officer, adopted a Rule 10b5-1 trading plan. Dr. Twitty's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the sale of an indeterminate number of shares of the Company's common stock at market prices sufficient to cover Dr. Twitty's tax liability upon the vesting of the unvested restricted stock units held by Dr. Twitty until December 31, 2026.
On April 29, 2025, Tu Diep, the Company’s Chief Operating Officer, adopted a Rule 10b5-1 trading plan. Mr. Diep's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the sale of an indeterminate number of shares of the Company's common stock at market prices sufficient to cover Mr. Diep's tax liability upon the vesting of the unvested restricted stock units held by Mr. Diep until December 31, 2026.
No other officers or directors, as defined in Rule 16a‐1 (f) under the Exchange Act, adopted and/or terminated a "Rule 10b5‐1 trading arrangement" or a "non‐Rule 10b5‐1 trading arrangement," as defined in Regulation S‐K Item 408, during the last fiscal quarter.

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
101
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
________
*    This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skye Bioscience, Inc., a Nevada corporation

August 7, 2025	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary and Director (Principal Executive Officer)

August 7, 2025	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)