Form 10-Q
period 2025-09-30
Skye Bioscience, Inc.
filed 2025-11-10
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 7, 2025, there were 32,057,461 shares of the registrant's common stock, $0.001 par value, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report are forward-looking statements, including without limitation, statements regarding:
•the period over which we estimate our existing cash, cash equivalents and short-term investments will be sufficient to fund our future operating expenses and capital expenditure requirements, including that our existing cash, cash equivalent, and marketable securities will be sufficient to fund our obligations for at least 12 months after the issuance of the condensed consolidated financial statements included in this report;
•the timing, progress and results of preclinical studies and clinical studies for nimacimab, including any future studies or plans to evaluate combinations of nimacimab and incretin-based therapies;
•the timing, scope and likelihood of regulatory filings and approvals;
•expectations regarding the size, scope and design of future clinical studies;
•our manufacturing, commercialization, and marketing plans and strategies;
•our expectations regarding the approval and use of our product candidates;
•our competitive position and the development and impact of competing therapies that are or may become available;
•the rate and degree of market acceptance and clinical utility of product candidates we may develop;
•our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our future financial performance;
•the impact of laws and regulations;
•our ability to raise capital to fund operations;
•statements relating to any pending litigation matters, including the Cunning Lawsuit; and
• the expected timing for reporting data from the Phase 2a extension study;
When used herein, words including “anticipate,” “believe,” “can,” “continue,” “could,” “designed,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “plan,” “planning,” “possible,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, though not all forward-looking statements use these words or expressions.
All forward-looking statements are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and beliefs, but they are inherently uncertain. The Company may not realize its expectations, and its beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements as a result of various important risks and uncertainties, including, without limitation: the initiation and design of any future clinical trials of nimacimab will be impacted by the Company’s capital resources, the Company’s ability to obtain additional sources of capital needed to run an additional Phase 2 clinical trial, program considerations and potentially other factors outside the Company’s control; the potential for additional weight loss after 26 weeks may not ultimately be observed; there is no guarantee that higher dosing of nimacimab will achieve increased efficacy, and likewise it is possible that higher dosing will produce adversely different safety and tolerability results than those observed to date; the Company’s dependence on third parties in connection with product manufacturing; research and preclinical and clinical testing; the Company’s ability to advance, obtain regulatory approval of and ultimately commercialize nimacimab, competitive products or approaches limiting the commercial value of nimacimab; the timing and results of preclinical and clinical trials; the impact of any global pandemics, inflation, supply chain issues, government shutdowns, high interest rates, adverse regulatory changes; the Company’s ability to protect its intellectual property; risks associated with the Company’s common stock; risks and uncertainties associated with the Cunning Litigation, and the other important factors discussed under the caption “Risk Factors” in the Company’s filings with the Securities and Exchange Commission, including in its Annual Report on Form 10-K for the year ended December 31, 2024, which are accessible on the SEC’s website at www.sec.gov and the Investors section of the Company’s website.
Any such forward-looking statements represent management’s estimates as of the date of this Quarterly Report. While the Company may elect to update such forward-looking statements at some point in the future, except as required by law, it disclaims any obligation to do so, even if subsequent events cause the Company’s views to change. These forward-looking statements should not be relied upon as representing the Company’s views as of any date subsequent to the date of this Quarterly Report.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,441,079	$68,415,741
Short-term investments	16,871,229	—
Prepaid expenses	3,712,311	201,962
Other current assets	900,175	2,209,544
Total current assets	39,924,794	70,827,247

Property and equipment, net	1,033,965	1,432,752
Operating lease right-of-use asset	311,620	449,864
Other assets	53,910	53,910
Total assets	$41,324,289	$72,763,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,825,005	$569,252
Accrued payroll liabilities	920,774	1,114,255
Other current liabilities	2,366,123	654,201
Estimate for accrued legal contingencies and related expenses	2,054,357	1,818,751
Operating lease liability, current portion	201,638	182,428
Total current liabilities	8,367,897	4,338,887

Non-current liabilities
Operating lease liability, net of current portion	120,207	273,162
Total liabilities	8,488,104	4,612,049

Commitments and contingencies (Note 7)

Stockholders’ equity
Preferred stock, $0.001 par value; 200,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2025 and December 31, 2024; 30,989,046 and 30,974,559 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	30,989	30,975
Additional paid-in-capital	205,237,719	199,070,421
Accumulated deficit	(172,432,523)	(130,949,672)
Total stockholders’ equity	32,836,185	68,151,724
Total liabilities and stockholders’ equity	$41,324,289	$72,763,773
See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$9,357,444	$4,883,337	$30,892,454	$10,908,538
General and administrative	3,907,090	4,638,927	12,375,567	13,171,547
Change in estimate for legal contingency	—	(4,553,468)	—	(4,553,468)
Total operating expenses	13,264,534	4,968,796	43,268,021	19,526,617

Operating loss	(13,264,534)	(4,968,796)	(43,268,021)	(19,526,617)

Other (income) expense
Interest (income) expense	—	(90,766)	—	796,222
Interest and other income, net	(418,474)	(907,697)	(1,609,807)	(2,296,488)
Gains from asset sales	(91,400)	(72,837)	(180,763)	(1,217,978)
Other expense	—	801	—	2,200
Total other (income) expense, net	(509,874)	(1,070,499)	(1,790,570)	(2,716,044)

Loss before income taxes	(12,754,660)	(3,898,297)	(41,477,451)	(16,810,573)
Provision for income taxes	—	—	5,400	10,071

Net loss	$(12,754,660)	$(3,898,297)	$(41,482,851)	$(16,820,644)

Loss per common share:
Basic	$(0.32)	$(0.10)	$(1.05)	$(0.48)
Diluted	$(0.32)	$(0.10)	$(1.05)	$(0.48)

Weighted average shares of common stock outstanding used to compute loss per share:
Basic	39,665,927	38,819,387	39,654,512	35,317,352
Diluted	39,665,927	38,819,387	39,654,512	35,317,352

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net Loss	$(41,482,851)	$(16,820,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543,343	123,347
Stock-based compensation expense	6,149,154	6,228,270
Amortization of debt discount	—	599,006
Gains from asset sales	(180,763)	(1,217,978)
Write-down of vendor deposits	—	325,610
Loss from disposal of assets	—	10,794
Change in estimate for legal contingencies	—	(4,553,468)
Changes in assets and liabilities:
Prepaid expenses	(3,510,349)	(470,345)
Other current assets	1,309,369	(1,606,490)
Other assets	—	(18,000)
Accounts payable	2,187,002	(375,760)
Accrued interest - related party	—	(126,027)
Accrued interest - legal contingency	—	(234,750)
Accrued payroll liabilities	(193,481)	14,889
Operating lease liability	(133,745)	(52,274)
Other current liabilities	2,016,279	1,109,443
Net cash used in operating activities	(33,296,042)	(17,064,377)

Cash flows from investing activities:
Proceeds from the sale of assets, net of sales costs	180,763	1,217,978
Purchase of short-term investments, net of maturities	(16,871,229)	—
Purchase of property and equipment	(6,312)	(1,554,003)
Net cash used in investing activities	(16,696,778)	(336,025)

Cash flows from financing activities:
Purchase under employee stock purchase plan	18,158	—
Proceeds from the issuance of common stock and warrants, net of equity issuance costs of $0 and $6,434,447, respectively	—	83,556,563
Net cash provided by financing activities	18,158	83,556,563

Net (decrease) increase in cash, cash equivalents and restricted cash	(49,974,662)	66,156,161

Cash, cash equivalents and restricted cash, beginning of period	$68,415,741	$10,336,655

Cash, cash equivalents and restricted cash, end of period	$18,441,079	$76,492,816

Supplemental disclosures of cash-flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18,441,079	$67,412,614
Restricted cash	—	9,080,202
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$18,441,079	$76,492,816

Supplemental disclosures of non-cash financing activities:
Conversion of convertible note - related party to common stock	$—	$4,971,004

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2025	30,974,559	$30,975	$199,070,421	$(130,949,672)	$68,151,724

Stock-based compensation expense	—	—	2,201,909	—	2,201,909

Net loss for the three months ended March 31, 2025	—	—	—	(11,103,319)	(11,103,319)

Balance, March 31, 2025	30,974,559	$30,975	$201,272,330	$(142,052,991)	$59,250,314

Stock-based compensation expense	3,750	4	2,033,105	—	2,033,109

Purchases under employee stock purchase plan	9,799	9	18,149	—	18,158

Net loss for the three months ended June 30, 2025	—	—	—	(17,624,872)	(17,624,872)

Balance, June 30, 2025	30,988,108	$30,988	$203,323,584	$(159,677,863)	$43,676,709

Stock-based compensation expense	938	1	1,914,135	—	1,914,136

Net loss for the three months ended September 30, 2025	—	—	—	(12,754,660)	(12,754,660)

Balance, September 30, 2025	30,989,046	$30,989	$205,237,719	$(172,432,523)	$32,836,185

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity/(Deficit)
	Shares	Amounts
Balance, January 1, 2024	12,349,243	$12,349	$102,238,382	$(104,382,549)	$(2,131,818)

Stock-based compensation expense	—	—	2,478,179	—	2,478,179

Issuance of common stock and warrants, net of issuance costs of $6,434,447	15,713,664	15,714	83,540,849	—	83,556,563

Net loss for the three months ended March 31, 2024	—	—	—	(5,019,531)	(5,019,531)

Balance, March 31, 2024	28,062,907	$28,063	$188,257,410	$(109,402,080)	$78,883,393

Stock-based compensation expense	5,000	5	1,828,469	—	1,828,474

Net loss for the three months ended June 30, 2024	—	—	—	(7,902,816)	(7,902,816)

Balance, June 30, 2024	28,067,907	$28,068	$190,085,879	$(117,304,896)	$72,809,051

Stock-based compensation expense	—	—	1,921,617	—	1,921,617

Conversion of convertible note - related party	968,973	969	4,970,035	—	4,971,004

Exercise of pre-funded warrants	1,301,410	1,301	(1,301)	—	—

Net loss for the three months ended September 30, 2024	—	—	—	(3,898,297)	(3,898,297)

Balance, September 30, 2024	30,338,290	$30,338	$196,976,230	$(121,203,193)	$75,803,375

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
As of September 30, 2025, the Company has devoted substantially all its efforts to securing its product pipeline, carrying out research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Impact of Geopolitical and Macroeconomic Factors
It is possible that the Company may encounter supply chain issues related to global economic and political conditions such as a lack of production or laboratory resources, pandemics or cyberattacks that could cause business disruptions and clinical trial delays which will need to be managed in the future. There may also be significant uncertainty resulting from the impact of other geopolitical and macroeconomic factors, including global pandemics, tariffs, inflation, supply chain issues, fluctuating interest rates, future bank failures and increased geopolitical tensions between the U.S. and its international trade partners, including China. Further, the U.S. federal government has been shut down since October 1, 2025, and the impact of a prolonged government shutdown on business and economic conditions generally, and on our financial position specifically, is uncertain.
Liquidity
The Company has incurred operating losses and negative cash flows from operations since inception and as of September 30, 2025, had working capital of $31,556,897 and an accumulated deficit of $172,432,523. As of September 30, 2025, the Company had unrestricted cash and cash equivalents and short-term investments in the amount of $35,312,308. For the nine months ended September 30, 2025 and 2024, the Company incurred losses from operations of $43,268,021 and $19,526,617, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred net losses of $41,482,851 and $16,820,644, respectively. The Company expects to continue to incur significant losses through the end of 2025 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. During October 2025, the Company did not meet its primary endpoint in its Phase 2a study for nimacimab. As a result, management implemented a cost reduction plan to conserve runway while planning for potential future clinical studies and working to secure funding to support future clinical studies.
In January and March 2024, the Company completed two private placement equity transactions (the "January and March PIPE Financings") with institutional accredited investors in which we raised combined net aggregate proceeds of $83,556,563. The Company expects that the net proceeds raised from the January and March 2024 PIPE Financings will fund CBeyond studies for obesity through the 52-week Phase 2a extension data. However, additional funding will be required to support subsequent studies for the development of nimacimab.
In May 2024 the Company entered into an Equity Distribution Agreement (the "ATM Agreement") under which the Company may sell up to $100,000,000 of shares of common stock. The Company has not sold any shares under the ATM Agreement as of the date hereof and is not obligated to, and cannot provide any assurances that the Company will make any sales of the shares under the ATM Agreement.
The Company is a party to a legal proceeding with a former employee (see note 7). As of September 30, 2025, the estimated legal contingency, including accrued legal expenses, is $2,054,357.
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
Notably, the Company relies on third party manufacturers to produce its product candidates. The manufacturing of nimacimab is conducted in Europe. Formulation for clinical trial use relies on regulatory-accepted excipients that can be sourced from countries outside the United States.
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
During the nine months ended September 30, 2025, there were no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

2. Fair Value Measurement
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement as of September 30, 2025
	Valuation
	Hierarchy	Total
Assets:
Money market funds (included in cash and cash equivalents)	Level 1	$12,278,725
U.S. treasury obligations (included in short-term investments)	Level 1	16,871,229
Total cash equivalents and marketable securities		$29,149,954

3. Prepaid Expenses, Other Current Assets and Liabilities

Prepaid expenses consist of the following:

	September 30, 2025	December 31, 2024
Prepaid clinical expenses	$3,353,640	$13,078
Prepaid insurance	126,713	60,007
Other prepaid expenses	231,958	128,877
	$3,712,311	$201,962
Other current assets consist of the following:

	September 30, 2025	December 31, 2024
Vendor deposits	706,399	1,997,274
Other tax receivables	16,757	13,216
Other current assets	177,019	199,054
	$900,175	$2,209,544
Other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Research and development costs	$2,122,260	$325,415
Legal expenses	91,103	114,359
Consulting and professional fees	89,168	109,375
Other accrued liabilities	63,592	105,052
	$2,366,123	$654,201

4. Warrants
There are significant judgements and estimates inherent in the determination of the fair value of the Company’s warrants. These judgements and estimates include assumptions regarding the Company’s future operating performance and the determination of the appropriate valuation methods.
Warrants vested and outstanding as of September 30, 2025, are summarized as follows:

Source	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Warrants Outstanding
2016 Common Stock Warrants to Service Providers	287.50	1.08	160
2021 Inducement Warrants	37.50	0.82	84,667
2021 Inducement Warrants to Placement Agent	47.00	0.82	5,927
2021 Common Stock Warrants	22.50	0.99	311,113
2021 Common Stock Warrants to Placement Agent	27.50	0.99	21,778
August 2023 Convertible Note Common Stock Warrants	5.16	7.88	340,000
August 2023 PIPE Financing Common Stock Warrants	5.16	7.88	2,325,537
January 2024 Pre-Funded Warrants Common Stock	0.001	Indefinite	8,677,166
Total warrants outstanding as of September 30, 2025			11,766,348
As of September 30, 2025, all of the Company's warrants are fully vested.
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
As of September 30, 2025, the Company had 165,785 shares available for future grant under the Amended and Restated Plan.
2024 Inducement Equity Incentive Plan
On July 2, 2024, the Board adopted the Skye Bioscience, Inc. 2024 Inducement Equity Incentive Plan (the "Inducement Plan"). The Company has reserved 600,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. As of September 30, 2025, the Company had 142,500 shares available for future grant under the Inducement Plan.

Stock Options
The following is a summary of option activity under the Company’s Amended and Restated Plan and the Inducement Plan, for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2024	3,036,603	$7.72	8.91	$22,624

Granted	1,697,200	3.01
Cancelled	(7,211)	18.49
Forfeited	(44,000)	4.27
Outstanding, September 30, 2025	4,682,592	$6.03	8.65	$1,742,437
Exercisable, September 30, 2025	1,742,216	$7.70	7.77	$384,264
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2025 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2025, was $2.20.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

	Nine Months Ended September 30,
	2025	2024
Dividend yield	0.00%	0.00%
Volatility	83.86 - 85.93%	81.73 - 99.96%
Risk-free interest rate	3.87- 4.27%	3.69 - 4.48%
Expected term (years)	5.27- 6.08	5.27 - 6.08
Restricted Stock Units
The following is a summary of restricted stock unit ("RSU") activity during the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	503,113	$9.62

Vested	(4,687)	7.56
Unvested, September 30, 2025	498,426	$9.63

2022 Employee Stock Purchase Plan
In June 2022, the Board approved the 2022 Employee Stock Purchase Plan (the "ESPP"), under which the Company may offer eligible employees the option to purchase common stock at a 15% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the ESPP. Total individual purchases in any year are limited to 15% of compensation. The ESPP was approved by the Company's stockholders on September 30, 2022. As of September 30, 2025, 9,799 shares were issued under the ESPP.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation expense for the stock options, ESPP, and the RSUs discussed above, in its unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$550,491	$360,845	$1,559,097	$1,056,564
General and administrative	1,363,645	1,560,772	4,590,057	5,171,706
	$1,914,136	$1,921,617	$6,149,154	$6,228,270
The total amount of unrecognized compensation cost was $12,200,136 as of September 30, 2025. This amount will be recognized over a weighted average period of 2.64 years.
6. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic EPS and diluted EPS:

Loss (Numerator)
Net loss	$(12,754,660)	$(3,898,297)	$(41,482,851)	$(16,820,644)

Shares (Denominator)
Weighted average common shares outstanding **	39,665,927	38,819,387	39,654,512	35,317,352
Per-Share Amount	$(0.32)	$(0.10)	$(1.05)	$(0.48)
** The denominator considers the outstanding pre-funded warrants as common stock equivalents in calculating weighted average common shares outstanding.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	4,682,592	1,639,354	4,682,592	1,639,354
Warrants	3,089,182	3,272,940	3,089,182	3,272,940
Unvested restricted stock units	498,426	513,446	498,426	513,446

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
In March of 2023, the Company appealed the judgment in the Cunning Lawsuit to the United States Court of Appeals for the Ninth District (the "Ninth Circuit"). On October 22, 2024, the Ninth Circuit issued its decision in the Company's favor which vacated the judgment and remanded the case back to the District Court for a new trial. As a result, the Company recovered the $9,080,202 restriction on its cash related to the bond during the year ended December 31, 2024. The new trial is currently scheduled to be held in February 2026.
During the year ended December 31, 2024, management revised its assumptions related to its estimate of the legal contingency and the Company reversed the accrued interest on the original judgment and recognized a gain of $4,234,717 in change in estimate for legal contingencies. As of September 30, 2025, the estimated legal contingency, including accrued legal expenses, is $2,054,357.
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
In addition to the significant expense categories included within consolidated net loss presented on the Company's Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses which are presented to the Company's CODM for review:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
External clinical development expenses (1)
SBI-100	$8,270	$110,580	$10,511	$2,118,397
nimacimab	6,889,483	3,406,919	23,528,123	5,212,012
Total External clinical development expenses	6,897,753	3,517,499	23,538,634	7,330,409
Personnel related and stock-based compensation	1,495,889	1,108,889	4,241,662	2,765,541
Other research and development expenses (2)	963,802	256,949	3,112,158	812,588
Total research and development expenses	$9,357,444	$4,883,337	$30,892,454	$10,908,538
(1) External clinical development expenses include expenses for clinical trial costs and clinical manufacturing.
(2) Other research and development expenses include expenses for travel and entertainment, consulting and advisory, discovery research and development, and general business expenses.
The net book value of property and equipment in the US was equal to $64,014 and $83,276 for September 30, 2025, and December 31, 2024, respectively. The net book value of property and equipment outside of the US was equal to $969,950, and $1,349,476 for September 30, 2025, and December 31, 2024, respectively.
9. Subsequent Events
Prefunded Warrant Exercise
Subsequent to September 30, 2025, 1,060,000 pre-funded warrants with an intrinsic value of $2,014,000 were cashless exercised in exchange for 1,059,441 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three and nine months ended September 30, 2025 and 2024, together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (SEC) on March 20, 2025.
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
Overview
We are a clinical stage biotechnology company developing next-generation molecules that modulate G-protein-coupled receptors ("GPCRs") to treat obesity, overweight, and related conditions. Our lead candidate, nimacimab, is a peripherally restricted negative allosteric modulating antibody targeting the CB1 receptor.
We are conducting CBeyondTM, a Phase 2a proof-of-concept clinical trial of nimacimab administered as a subcutaneous injectable for the treatment of obesity and overweight in the United States. The randomized, placebo- and active-controlled, double-blind CBeyond Phase 2a trial enrolled 136 adults with obesity or overweight, including individuals with a BMI ≥27 kg/m² with at least one comorbidity. Patients were randomized across four arms, 2:2:1:1 to arms with weekly nimacimab 200 mg subcutaneously, placebo, nimacimab 200 mg plus semaglutide (Wegovy®), or placebo plus semaglutide, and were dosed weekly for 26 weeks. Patients not participating in a 26-week extension were monitored for 13 weeks post-treatment.
In October 2025, we reported the following 26 week topline data from our ongoing CBeyond study:
•In CBeyond, the nimacimab monotherapy arm did not achieve the primary endpoint of weight loss compared to placebo (-1.52% vs. -0.26 for placebo, mITT). Preliminary pharmacokinetic analysis showed an association between exposure and response, suggesting that the 200 mg, subcutaneous weekly dose was suboptimal as a monotherapy.
•At the tested dose and exposure levels, nimacimab 200 mg demonstrated a favorable safety profile with placebo-like tolerability. In combination with semaglutide, there was no increase in gastrointestinal (GI) adverse events. Importantly, there were no increases in neuropsychiatric adverse events reported resulting from treatment with nimacimab.
•In the combination arm, nimacimab 200 mg, subcutaneous weekly dose plus semaglutide demonstrated a clinically meaningful magnitude of weight loss compared to semaglutide alone (-13.2% vs -10.25%, p=0.0372, mITT), with no plateau being observed through Week 26. In the combination arm, 100% of patients achieved greater than 5% weight loss (vs. 85% with semaglutide alone) and 67% achieved greater than 10% weight loss (vs. 50% with semaglutide alone) based on the per protocol analysis. This finding supports potential further studies to evaluate combinations of nimacimab and incretin-based therapies. Other findings in the combination arm included:
◦Nimacimab plus semaglutide showed a change of -11.26cm (1.16cm) in waist circumference versus -8.09cm (1.2cm) for semaglutide alone, resulting in a difference of -3.17cm (1.59cm) (p=0.0492, using least-squares mean (LSM)).
◦An improvement in lean mass to fat mass ratio was observed at week 26 when comparing the nimacimab plus semaglutide combination arm to the placebo arm (0.26 vs. 0.02, p <0.0001), and the combination arm compared to semaglutide alone (0.26 vs. 0.13, p = 0.0126).
◦A decrease in rebound weight gain in an analysis of participants 12 weeks post-treatment when nimacimab 200 mg (subcutaneous, weekly) was combined with semaglutide when compared to semaglutide alone (18.1% versus 49.8% weight rebound). Moreover, at 12 weeks post-treatment, the nimacimab plus semaglutide group maintained significant weight loss compared to the placebo group (p=0.006), while the semaglutide alone group lost significance over the placebo group (p=0.12) and followed a trajectory of rebound weight gain consistent with previously reported data (Wilding et al., 2022, STEP-1 Trial Extension), which demonstrated that patients will gain a majority of weight back within 1-year of stopping treatment with semaglutide.

Patients who completed 26 weeks of treatment in the primary phase of the study were eligible to enroll in a 26-week extension for a potential full treatment duration of 52 weeks with a 13-week follow-up period. In September 2025, we completed the enrollment in the extension study. A total of 43 patients were enrolled, with 19 and 24 patients in the combination and monotherapy cohorts, respectively. In the combination arms, patients will continue with blinded treatment with nimacimab or placebo and will continue receiving semaglutide (Wegovy®). Patients in the monotherapy arm will receive nimacimab 300 mg during the extension. Enrollment for the extension is complete. Skye expects to report data from the extension study in Q1 2026.
We believe multiple factors support evaluation of nimacimab at higher doses, including the combination of preclinical toxicology safety margins and modeling; preclinical pharmacology data showing dose-dependent increases in weight loss with nimacimab monotherapy and GLP-1 combinations; and the notable safety profile in the Phase 2a study. However, there can be no assurance that nimacimab at higher doses will result in the desired end points.
We were incorporated under the laws of the State of Nevada on March 16, 2011. Our headquarters are based in San Diego, CA, and we also maintain administrative office space in San Francisco, CA. Since our incorporation, we have devoted substantially all of our efforts to building our product portfolio through the acquisition of clinical assets and licensing agreements, carrying out research and development, building infrastructure and raising capital.
Financial Overview
Revenues
To date, we have not generated any revenue. We do not expect to receive any revenue from our drug candidate, nimacimab, or any future drug candidates that we develop unless and until we obtain regulatory approval for, and commercialize, nimacimab or future drug candidates or generate revenue from collaborative agreements with third parties.
Research and Development Expenses
During the three and nine months ended September 30, 2025, we incurred $9,357,444 and $30,892,454 in research and development expenses primarily related to our Phase 2a clinical trial of nimacimab for obesity and the manufacturing costs associated with future trials. During the three and nine months ended September 30, 2024, we incurred $4,883,337 and $10,908,538 in research and development expense primarily related to our efforts in conducting our Phase 2a clinical trial for SBI-100 OE and costs related to our Phase 2a clinical trial for nimacimab for obesity.
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
Estimate for Legal Contingencies and Related Expenses
The estimate for legal contingencies and related expenses relates to a litigation matter that related to a former employee of the Company. As of December 31, 2023, we had posted an appellate bond that was collateralized by an irrevocable letter of credit equal to, $9,080,202, approximately 150% of the liability recorded on our balance sheet. As of December 31, 2024, we were successful in our appeal of the judgment in the Ninth Circuit Court of Appeals and the case was remanded back to the District Court for a new trial, as a result of which we reduced the estimated legal contingency based on new key assumptions. The final amount of the loss and loss recoveries remains uncertain. We believe that it is at least reasonably possible that the estimated amount of the potential loss may change in the near term. As of September 30, 2025, the estimated legal contingency, including accrued legal expenses, is $2,054,357.
Other (Income) Expense
Other (income) expense primarily includes a gain from the sale of the Avalite Sciences, Inc. ("AVI") building (the "AVI building") in the first quarter of 2024, and interest expense. These expenses are offset by interest income earned on our cash and cash equivalent balances and short term investments.
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
Results of Operations
For the three months ended September 30, 2025 and 2024
Research and Development Expenses
Below is a summary of our research and development expenses during the three months ended September 30, 2025 and for the same period in 2024:

	Three Months Ended September 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Research and development expenses	$9,357,444	$4,883,337	$4,474,107	92%
Research and development expenses for the three months ended September 30, 2025, increased by $4,474,107 as compared to the same period in 2024. The net increase in research and development expenses was primarily due to:
•Clinical trial costs increased by $578,014 due to increased site and patient costs related to our Phase 2a clinical study for nimacimab.
•Contract manufacturing costs increased by $2,704,671 from drug substance, product, labeling and packaging costs related to resupplying our extended Phase 2a clinical study for nimacimab, manufacturing in anticipation for our clinical study of nimacimab, and process intensification and dose optimization work.

•Discovery research and development costs increased $479,430 from increased work to interrogate nimacimab's mechanism of action and for life cycle management.
•Quality assurance costs increased by $100,653 from routine vendor site audits.
•Salaries and stock-based compensation increased by $387,000 due to increased headcount.
•General business expenses decreased by $139,664 due to the non-recurrence of fees associated with eliminating our glaucoma program.
•Consulting, advisory and professional fees increased by $353,956 to support our nimacimab program.
•Depreciation expense on equipment increased by $59,243 due to the depreciation of manufacturing equipment.
General and Administrative Expenses
Below is a summary of our general and administrative expenses during the three months ended September 30, 2025, and for the same period in 2024:

	Three Months Ended September 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
General and administrative expenses	$3,907,090	$4,638,927	$(731,837)	(16)%
General and administrative expenses for the three months ended September 30, 2025, decreased by $731,837 as compared to the same period in 2024. The decrease in general and administrative expenses was primarily due to:
•Salaries, benefits and other direct employee related costs decreased by $209,163 primarily due to lower headcount and timing of new hires.
•Consulting, advisory and professional fees decreased by $496,410 primarily due to the timing of tax accounting services and financial advisory services.
•Investor relations, marketing and communications expenses increased by $50,022 primarily due to additional content creation and digital marketing expenses.
•Recruiting fees decreased by $272,699 primarily due to the one time cost to hire an executive in the prior period.
•Legal and professional fees increased by $171,707 due to increased patent prosecution activity and litigation defense costs.
Change in Estimate for Legal Contingencies
Total change in estimate for legal contingencies for the three months ended September 30, 2025 and for the same period in 2024:

	Three Months Ended September 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Change in estimate for legal contingencies	$—	$(4,553,468)	$4,553,468	(100)%
For the three months ended September 30, 2024, we recorded a change in estimate for legal contingencies (as defined in Note 7 to the accompanying Unaudited Condensed Consolidated Financial Statements) based on changes after September 30, 2024 to the facts and circumstances related to our legal proceedings that existed as of the balance sheet date.

Other (Income) Expense
Below is a summary of our other (income) expense for the three months ended September 30, 2025 and for the same period in 2024:

	Three Months Ended September 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Interest (income) expense	$—	$(90,766)	$90,766	(100)%
Interest and other income, net	(418,474)	(907,697)	489,223	(54)%
Gains from asset sales	(91,400)	(72,837)	(18,563)	25%
Other expense	—	801	(801)	(100)%
Total other income	$(509,874)	$(1,070,499)	$560,625	(52)%
For the three months ended September 30, 2025, we had an decrease of other income of $560,625 as compared to the same period in 2024 primarily due to:
•Increased interest income of $90,766 due to the reversal of accrued interest on the legal judgment, which was vacated in the prior year.
•Decreases in interest income and other income of $489,223 due to decreased interest from our cash equivalents and short-term investments yields as a result of the decrease in cash equivalents and short-term investments on hand.
For the nine months ended September 30, 2025 and 2024
Research and Development Expenses
Below is a summary of our research and development expenses during the nine months ended September 30, 2025, and for the same period in 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Research and development expenses	$30,892,454	$10,908,538	$19,983,916	183%
Research and development expenses for the nine months ended September 30, 2025, increased by $19,983,916 as compared to the same period in 2024. The net increase in research and development expenses was primarily due to:
•Clinical trial costs increased by $4,203,355 due to increased site and patient costs related to our the extension of the Phase 2a clinical study of nimacimab, offset by a decrease in costs to complete our glaucoma study.
•Contract manufacturing costs increased by $11,854,544 from drug substance, product, labeling and packaging costs related to resupplying the extension of our Phase 2a clinical study of nimacimab, manufacturing drug substance for the next CBeyond clinical study for nimacimab, and process intensification and dose optimization work.
•Discovery research and development increased $1,824,126 from increased work to interrogate nimacimab's mechanism of action, potency and for life cycle management.
•Salaries, benefits and stock-based compensation increased by $1,476,121 due to increased headcount.
•Consulting, advisory and professional fees increased by $603,719 to support our nimacimab program.
•General business expenses decreased by $402,409 due to the non-recurrence of fees associated with eliminating our glaucoma program.
•Depreciation expense on equipment increased by $249,087 due to the depreciation of manufacturing equipment.

General and Administrative Expenses
Below is a summary of our general and administrative expenses during the nine months ended September 30, 2025, and for the same period in 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
General and administrative expenses	$12,375,567	$13,171,547	$(795,980)	(6)%
General and administrative expenses for the nine months ended September 30, 2025, decreased by $795,980 as compared to the same period in 2024. The decrease in general and administrative expenses was primarily due to:
•Salaries, benefits and other direct employee related costs decreased by $56,293 primarily due to lower headcount and timing of new hires.
•Professional, consulting and advisory fees decreased by $518,287 primarily due to the decrease in professional fees from tax and financial advisory services.
•Recruiting fees expenses decreased by $219,935 due to the one time cost to hire an executive in the prior period.
•Investor relations, marketing and communications expenses increased by $615,111 due primarily to a market evaluation study for nimacimab and increased investor communications activities.
•Legal and professional fees decreased by $291,197 due to decreases in litigation, one-time fees related to SEC filings in the prior period, decreases in external legal costs and decreased financial advisory services.
Change in Estimate for Legal Contingencies
Total change in estimate for legal contingencies for the nine months ended September 30, 2025 and for the same period in 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Change in estimate for legal contingencies	$—	$(4,553,468)	$4,553,468	(100)%
For the nine months ended September 30, 2024, we recorded a change in estimate for legal contingencies (as defined in Note 7 to the accompanying Unaudited Condensed Consolidated Financial Statements) based on changes after September 30, 2024 to the facts and circumstances related to our legal proceedings that existed as of the balance sheet date.
Other (Income) Expense
Below is a summary of our other (income) expense for the nine months ended September 30, 2025 and for the same period in 2024:

	Nine Months Ended September 30,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Interest (income) expense	$—	$796,222	(796,222)	(100)%
Interest and other income, net	(1,609,807)	(2,296,488)	686,681	(30)%
Gains from asset sales	(180,763)	(1,217,978)	1,037,215	(85)%
Other expense	—	2,200	(2,200)	(100)%
Total other income	$(1,790,570)	$(2,716,044)	$925,474	(34)%
For the nine months ended September 30, 2025, we had a reduction of other (income) expense of $925,474 as compared to the same period in 2024 primarily due to:
•Gain on sale of asset decreased by $1,037,215, due to the one-time sale of real estate during the nine months ended September 30, 2024.
•Decreased interest expense of $796,222 due to the reduction of debt.

•Decreased interest income and other income of $686,681 due to the decreased interest from our cash and cash equivalents and short-term investments yields as a result of the decrease in cash equivalents and short-term investments on hand.
Liquidity and Capital Resources
Liquidity
We have incurred operating losses and negative cash flows from operations since our inception, and as of September 30, 2025, we had working capital of $31,556,897, an accumulated deficit of $172,432,523, and stockholders’ equity of $32,836,185. We had unrestricted cash and cash equivalents and short-term investments in the amount of $35,312,308 as of September 30, 2025, as compared to $68,415,741 as of December 31, 2024. For the nine months ended September 30, 2025 and 2024, the Company incurred losses from operations of $43,268,021 and $19,526,617, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred net losses of $41,482,851 and $16,820,644, respectively.
In January and March 2024, we completed two private placement equity transactions (the "January and March PIPE Financings") with institutional accredited investors in which we raised combined net aggregate proceeds of $83,556,563. We expect that the net proceeds raised from the January March 2024 PIPE Financings, will continue to allow us to fund CBeyond studies for obesity through the 52 week Phase 2a extension data, progress formulation development activities related to dose concentration and process intensification, manufacture drug substance for the next study of nimacimab for obesity and provide us with the ability to expand upon our metabolic program with our other research and development efforts. Accordingly, we will require additional funds in order to initiate the next CBeyond study, including through public or private equity or debt financings, other sources, or through strategic collaborations.
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
During the fourth quarter of 2024, we were successful in our appeal in the Ninth Circuit of the judgment of a material litigation matter, which has been remanded to the District Court for a new trial, and the bond related to the judgment was exonerated, allowing us to recover $9,000,000 in restricted cash. Additionally, in a related case with our insurance carrier, we collected $2,000,000 during the fourth quarter of 2024. The recovered funds have been reallocated to further our clinical pipeline and extend our cash runway.
The Company’s unaudited condensed consolidated financial statements have been prepared on the basis of the Company continuing as a going concern for the next 12 months. Based on its current operational requirements, the Company believes that its current cash will be sufficient to fund its projected operations for at least 12 months from the date of the issuance of these consolidated financial statements. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Additionally, the process of testing product candidates in clinical trials is costly, and the timing of progress and expenses in these trials is uncertain. Accordingly, we may need to seek additional funds sooner than planned, including through public or private equity or debt financings, other sources, or through strategic collaborations. Adequate additional financing may not be available to us on acceptable terms, if at all. Our failure to raise capital when needed could have a negative effect on our financial condition and our ability to pursue our business strategy.
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
•the results of the new trial in the litigation matter discussed above under "--General Litigation and Disputes — Wendy Cunning vs. Skye Bioscience, Inc." and "--Financial Overview — Estimated Legal Contingency"; and
•the impact of any of the foregoing of macroeconomic events, including inflation, fluctuating interest and exchange rates, and market volatility as a result of trade, fiscal and regulatory policies, including tariffs and any effects of a prolonged government shutdown.
Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our unaudited condensed consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(33,296,042)	$(17,064,377)
Net cash used in investing activities	(16,696,778)	(336,025)
Net cash provided by financing activities	18,158	83,556,563
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
Cash used in operating activities of $33,296,042 during the nine months ended September 30, 2025, reflected a net loss of $41,482,851, partially offset by aggregate non-cash charges of $6,511,734 and included a $1,675,075 net cash inflow in our operating assets and liabilities.
Non-cash charges included $6,149,154 for stock-based compensation expense primarily attributable to the recognition of current period expense on prior grants and $543,343 in depreciation and amortization. The net change in our operating assets and liabilities included a $2,200,980 cash outflow from the increase in our prepaid expenses and other current assets, a $1,689,053 net cash inflow from increase in our accrued expenses and other current liabilities and a $2,187,002 cash inflow from the increase of our accounts payable.
Cash used in operating activities of $17,064,377 during the nine months ended September 30, 2024, reflected a net loss of $16,820,644, partially offset by aggregate non-cash charges of $1,515,581 and included a $1,759,314 net change in our operating assets and liabilities.
Cash Flows from Investing Activities
During the nine months ended September 30, 2025, our cash used in investing activities related primarily to the purchase, net of maturities, of $16,871,229 in short-term investments and $180,763 in net proceeds from the sale of the AVI building.
During the nine months ended September 30, 2024, the Company purchased $1,554,003 in machinery and office equipment and recognized $1,217,978 in net proceeds from the sale of the AVI building and the collection of receivables from the sale of VDL.
Cash Flows from Financing Activities
Cash flows from financing activities primarily reflect proceeds from the sale of our securities.
During the nine months ended September 30, 2025, cash provided by financing activities was not significant.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
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
Item 5. Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
On August 25, 2025, Chris Twitty, the Company’s Chief Scientific Officer, adopted a Rule 10b5-1 trading plan. Dr. Twitty's Rule 10b5-1 trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) under the Exchange Act ("Rule 10b5-1(c)") and provides for the potential sale of up to 154,832 shares of the Company’s common stock subject to restricted stock units and stock options held by Dr. Twitty until December 31, 2026.
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
101
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Skye Bioscience, Inc., a Nevada corporation

November 10, 2025	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, Secretary and Director (Principal Executive Officer)

November 10, 2025	By:	/s/ Kaitlyn Arsenault
Kaitlyn Arsenault
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)