Form 10-K
period 2025-12-31
Skye Bioscience, Inc.
filed 2026-03-10
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes    ☒ No
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes    ☒ No
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ Yes    ☒ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $129,530,291 as of June 30, 2025, based upon the closing price of $4.18 per share of the registrant’s common stock on the Nasdaq Global Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter.
As of March 9, 2026, there were 33,378,764 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2025.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K for the year ended December 31, 2025 (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the Private Securities Litigation Reform Act of 1955. Written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “should,” “could,” “target,” “strategy,” “intend,” “project,” “guidance,” “likely,” “usually,” “potential,” or the negative of these words or variations of such words, similar expressions, or comparable terminology are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. These forward-looking statements are based on current, estimates, forecasts and projections about the industry and markets in which we operate, and management’s beliefs, assumptions and expectations. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict and may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.
These risks, uncertainties and other factors include, but are not limited to, risks associated with the following:
•the results of our research and development activities, including uncertainties relating to the discovery of potential product candidates and the preclinical and clinical testing of such potential product candidates;
•the timing, progress and results of our clinical studies for nimacimab (such as the extension arm of our Phase 2a CBeyondTM clinical trial);
•the early stage of nimacimab, which is presently under development;
•our ability to obtain and, if obtained, maintain regulatory approval of nimacimab, and any of our other future product candidates, and any related restrictions, limitations, and/or warnings in the label of any approved product candidate;
•our ability to retain or hire key scientific or management personnel;
•our ability to protect our intellectual property rights that are valuable to our business, including patent and other intellectual property rights;
•our dependence on third party manufacturers, suppliers, research organizations, testing laboratories and other potential collaborators, including global supply chain disruptions;
•our ability to develop successful sales and marketing capabilities in the future as needed;
•the implementation of our business model, and strategic plans for our business and current and future product candidates;
•our ability to raise capital on favorable terms, or at all, to support the continued growth of the business, and to continue as a going concern;
•the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•our ability to maintain the listing of our common stock on Nasdaq;
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
Item 1. Business.
Overview
Skye Bioscience, Inc. is a clinical-stage biotechnology company pioneering next-generation molecules that modulate G-protein-coupled receptors ("GPCRs") to treat obesity, overweight, and metabolic disorders. Our lead candidate, nimacimab, is a peripherally restricted negative allosteric modulating antibody targeting cannabinoid receptor 1 ("CB1")—a key GPCR involved in metabolic regulation.
Except where the context indicates otherwise, references to "we," "us," "our," "Skye" or the" Company" refer to the company and its subsidiaries.
Strategy
We believe there is a growing demand for therapies that offer improved safety, efficacy, tolerability, quality of life and long-term health outcomes while addressing the limitations of currently approved treatments. Our objective is to drive innovation in the treatment landscape for obesity, overweight and metabolic disorders by developing potential first-in-class therapies that meet significant unmet medical needs globally.

Key elements of our strategy include:
•Advancing nimacimab through clinical development for the treatment of patients with obesity and overweight as a combination therapy and evaluating its potential as a standalone or second-line therapy.
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
Our Product Candidate
Nimacimab
We completed the acquisition of Bird Rock Bio, Inc. (“Bird Rock”), a privately held, clinical-stage biotechnology company, in August 2023. Through this transaction, we acquired nimacimab, a humanized IgG4 negative allosteric modulating ("NAM") antibody that specifically binds to the CB1 receptor with no cross-reactivity to certain other GPCRs, including cannabinoid receptor 2 ("CB2").
Unmet Need and Market Opportunity
Obesity is a complex, heterogeneous, chronic, and progressive disease, which substantially affects health, quality of life and mortality. "Obesity" and "severe obesity" are defined by a body mass index ("BMI") of greater than 30 and 40 kg/m2, respectively, with abnormal or excessive fat accumulation. "Overweight" is defined by a BMI of greater than 25 kg/m2. Obesity and overweight states are characterized by a chronic energy surplus in which the body’s energy intake exceeds its energy expenditure and are often associated with excess and chronic inflammation of adipose and other tissues. Other stressors and environmental factors contribute to this chronic imbalance. Today, obesity is the fifth-leading risk factor cited by the World Health Organization ("WHO") for contributing as a primary cause of death globally. Based on estimates by the WHO, globally, obesity affected more than 890 million adults as of 2022, and we believe it has continued to increase in prevalence worldwide since the WHO declared a global obesity epidemic in 1997. In addition, the WHO estimates that 2.5 billion adults were overweight as of 2022. Current estimates by the World Obesity Atlas suggest that 54% of the global population will be overweight or obese by 2035, compared to 46% in 2025. In addition, it is estimated that 39% of, or 770 million, children between the ages of five and nineteen years of age will be overweight or obese by 2035 compared to 28% of, or 550 million, such children in 2025. Based on several analyst estimates, we believe this deeply rooted global health crisis could represent a total addressable market of more than $100 billion annually by 2030. Previous treatments for obesity have been limited by safety concerns and insufficient efficacy, which we believe hindered their success. However, incretin-based therapeutics have shown significant weight loss and positive cardiovascular effects in clinical studies. While glucagon-like peptide-1 ("GLP-1") receptor agonists have been effective in reducing overall body weight, this weight loss also includes, on average, an estimated 25-40% loss of lean muscle mass. Patients using GLP-1 therapies also face tolerability issues, particularly gastrointestinal discomfort, which can affect the duration of treatment and lead to high rates of discontinuation. Moreover, even for those patients who can tolerate therapy there are still up to 15% of these patients that lose less than 5% of weight at three months of treatment and are considered non-responders. Despite the remarkable efficacy and commercial success of GLP-1 therapies, we believe there is still potential to improve the quality and sustainability of weight loss regimens, as well as, help patients who can not tolerate or do not respond to GLP-1 therapies. We believe the combination of non-incretin mechanisms, such as nimacimab, with incretin therapies like GLP-1s could improve outcomes compared to solely using incretin therapies. Alternatively, we believe a non-incretin mechanism could be used as a follow-up to standard GLP-1 treatments or as an alternative for specific patient groups with obesity and overweight.

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
Building on the diverse roles of CB1 receptors in peripheral tissues, the "CB1 axis" emerges as a critical pathway for metabolic regulation, linking the activation of CB1 receptors across various organs to the broader control of energy balance and metabolic function. The distribution and function of the CB1 axis provides a strong rationale to target this critical physiological system as a therapeutic to treat different pathological states. Moreover, dysregulation of the CB1 axis in peripheral tissues has been associated with metabolic disorders such as obesity and kidney disease. Recent research highlights that inhibiting CB1 outside the brain can influence leptin sensitivity and adipocyte signaling, directly impacting fat cell physiology. Activation of CB1 promotes fat accumulation and disrupts mitochondrial function in obesity models, whereas inhibiting CB1 enhances mitochondrial biogenesis. This metabolic adjustment results in weight loss through heightened energy expenditure, increased lipolysis, and fatty acid oxidation processes, particularly in brown adipose tissue.

CB1 Inhibition: Small Molecule Clinical Experience and New Approaches
It has been previously demonstrated that inhibiting the CB1 receptor can significantly reduce weight in patients with obesity. In 2006, Sanofi (formerly Sanofi-Aventis) developed a small molecule CB1 inverse agonist called rimonabant, which demonstrated 10% or greater weight loss after one year, in 25.2% of patients receiving 20 mg of rimonabant. Despite being approved by the European Medicines Agency, the drug was soon taken off the market due to severe adverse neuropsychiatric side effects, including suicidal ideation. Since rimonabant was taken off the market, a significant amount of research was conducted to better understand why rimonabant failed. Ultimately it was determined that rimonabant, a small molecule, readily entered the brain, resulting in severe adverse neuropsychiatric side effects.
A new generation of small molecule CB1 inhibitors are being developed with the aim of minimizing inhibition of CB1 receptors in the brain and maximizing exposure in the peripheral tissues. These new generation small molecule CB1 inverse agonists have been modified to discourage distribution in the CNS and brain by increasing the polarity of surface residues, which also impacts membranous trafficking and bioavailability. While these altered small molecules yield notable reductions in CNS distribution relative to non-biased small molecules such as rimonabant, its presence and significant CB1 occupancy in the brain has still been noted in chronic preclinical and clinical settings. Phase 2 data related to this new generation of small molecules resulted in dose-dependent mild to moderate adverse neuropsychiatric side effects, such as irritability, anxiety and sleep disturbances, confirming that these molecules continue to cross the blood-brain barrier when dosed at levels required to achieve desired levels of weight loss.
We believe that the safest and most effective way to inhibit CB1 is with a large-molecule approach to potentially eliminate safety concerns from the molecule penetrating the blood-brain barrier. We believe nimacimab, as a large molecule, has the potential to mitigate safety concerns associated with the CB1 class due to our ability to administer higher doses of nimacimab, without significant concentrations of nimacimab penetrating the blood-brain barrier.
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
The current incretin mimetic drugs approved for weight loss act primarily through caloric restriction by increasing GLP-1 in the gut and signaling to the CNS feelings of satiety or fullness. While caloric restriction is an effective way to manage weight loss, it has been shown that caloric restriction alone, without appropriate lifestyle intervention, will lead to loss of lean mass. For example, based on clinical trial data for semaglutide, a GLP-1 agonist, on average 25-40% of the weight loss results from the loss of lean mass (which can include both muscle and bone). In addition, up to 70% of patients experience gastrointestinal ("GI") side effects with semaglutide including nausea, vomiting, constipation and diarrhea, which can lead to discontinuation of treatment in some cases.
We believe nimacimab stands apart from GLP-1s and other incretin-based weight loss therapies because its primary mechanism goes beyond suppression of food intake. While peripheral CB1 inhibition can reduce elevated leptin levels as well as modulate appetite-regulating hormones to broadly blunt appetite, key additional drivers of weight loss include increased energy expenditure, fat metabolism, and insulin sensitivity as well as reduced inflammation. As a result, clinical data from this class of drugs have demonstrated not only weight loss but also lean mass preservation, improved insulin sensitivity, and reductions in cholesterol. Additionally, preclinical obesity models using CB1 inhibitors have shown improvements in hyperleptinemia, leptin sensitivity, and increased energy expenditure. This unique mechanism offers a potential alternative, and even complementary, approach to chronic weight management, broadening therapeutic options for patients with obesity and overweight.
Nimacimab’s Differentiation Within the CB1 Class
Within the CB1 inhibitor class, we believe nimacimab is distinct from competing drug candidates primarily because it is a large-molecule antibody and has a distinct mechanism of noncompetitive inhibition that collectively confers several advantages over the small molecules in development.
1.Enhanced Selectivity and Safety - As an antibody, nimacimab exhibits high specificity for CB1, reducing the risk of off-target toxicity—a critical factor given the historical safety concerns with CB1 inhibition. Our Phase 1 and Phase 2a studies established the potential for nimacimab’s favorable safety profile, with no observed neuropsychiatric adverse effects and excellent GI tolerability, a key differentiation from previous CB1-targeting drugs.

2.Negative Allosteric Modulation - Nimacimab functions as a negative allosteric modulator of CB1, which means it binds to a distinct area of CB1 'away' from the receptor’s primary active site (the orthosteric site) and thus inhibits CB1 activity without any competition from the endogenous ligands (endocannabinoids). We believe this noncompetitive mode of action is distinct from small-molecule inhibitors, which target CB1 receptor’s orthosteric site and require successful competition with endocannabinoids for receptor occupancy to inhibit CB1 signaling. We believe this can become critical as CB1 signaling is often overactive in metabolic diseases, and direct competition with an inhibitor that binds at the orthosteric site and competes with endocannabinoids for binding to the receptor may be insufficient in tissues with excessive CB1 activity. In such disease states, where both CB1 receptor density and endocannabinoid levels are elevated, orthosteric small molecules must outcompete high concentrations of endocannabinoids, which can negatively impact their Pharmacodynamic ("PD") profile and ultimately limit their efficacy.
3.Inverse Agonism - As described above, nimacimab is a noncompetitive inhibitor which we believe confers specific advantages. Additionally, nimacimab can inhibit CB1 without an agonist present in which case it can drive the opposite signaling of CB1 agonists such as promoting increased cAMP and reducing b-arrestin recruitment. Thus, nimacimab inhibits CB1 as both a noncompetitive antagonist and an inverse agonist.
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
Summary of Preclinical Data
The CB1 pathway is clinically validated to drive weight loss and has many supporting studies that highlight peripheral mechanisms to promote productive metabolic changes, including weight loss. We endeavored to understand if nimacimab could drive weight loss using a diet-induced obesity ("DIO") mouse model. Since nimacimab does not cross-react with mouse CB1, a transgenic mouse was generated which targeted the murine CB1 ("mCB1") loci for insertion of human CB1 ("hCB1"). This targeted disruption of mCB1 for hCB1 knockin mice was confirmed genetically as well as functionally, as measured by productive CB1 signaling in a THC-induced hyperthermia model as well as the ability to generate obese mice with a high fat diet ("HFD") with similar kinetics and magnitude of weight gain. We found that the use of nimacimab in this mouse DIO model demonstrated the following:
•significant dose-dependent weight loss compared to vehicle;
•significant fat mass loss with lean mass preservation; and
•dose-dependent glycemic improvements
Furthermore, an additional preclinical mouse DIO study provided further evidence for the potential combination of nimacimab with incretins and demonstrated the potential durability of response with nimacimab as a monotherapy or maintenance therapy post-incretin treatment. This preclinical mouse DIO study demonstrated that at day 25 the combination of nimacimab and a suboptimal tirzepatide dose (3nmol/kg daily) yielded 44% vehicle-adjusted weight loss (29.6% weight loss). The combination outperformed either agent alone with nimacimab demonstrating 21.5% vehicle-adjusted weight loss (7.1% weight loss) and the suboptimal tirzepatide dose demonstrating 29.7% vehicle-adjusted weight loss (15.4% weight loss). The combination efficacy also exceeded an optimal dose of tirzepatide (10 nmol/kg), which resulted in 38.9% vehicle-adjusted weight loss (24.6% weight loss). The preclinical mouse DIO study also demonstrated that, when used as a monotherapy, nimacimab-driven weight loss persisted for about 20 days after treatment cessation, while mice treated with tirzepatide alone regained most of their lost weight within a week post-treatment. Lastly, the preclinical mouse DIO study demonstrated that when nimacimab alone was used after an initial tirzepatide or combination treatment in the preclinical mouse DIO mouse model, it reduced rebound weight gain in these groups of mice.
In addition to clinical data sets from monlunabant and rimonabant, we believe these DIO data support the hypothesis that peripheral CB1 inhibition is sufficient for weight loss while central CB1 inhibition is not required for metabolic improvements such as weight loss.

Nonclinical Data
Two Investigational New Drug Applications ("IND")-enabling nonclinical studies with nimacimab were completed in non-human primates, which demonstrated a strong safety profile with a no adverse effect level ("NOAEL") of 75 mg/kg with bi-weekly dosing for 26 weeks. In addition, nimacimab was shown in two independent non-human primate biodistribution studies to have almost no exposure in the brain (~0.02%), with multi-dose studies demonstrating no accumulation.
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
Clinical Development History of Nimacimab
Summary of Completed Phase 1 Studies
In June 2017, Bird Rock initiated a Phase 1b study. The purpose of the study was to evaluate the safety and tolerability of multiple doses of nimacimab after four weeks of dosing in subjects with non-alcoholic fatty liver disease ("NAFLD"), now known as metabolic-associated steatotic liver disease ("MASLD"). Secondary objectives included determination of pharmacokinetics of nimacimab for multiple doses and to determine levels of anti-drug antibodies ("ADA") after dosing with nimacimab. The study was carried out in subjects who had baseline MASLD. This was done to enable the preliminary assessment of biomarkers of liver disease with short term therapy. We believe the short duration of treatment, small number of patients in each cohort and lack of any dietary restrictions should be taken into account when considering the results.
In Part A of this study, 24 healthy volunteers were randomized to receive a single dose of either placebo or single ascending doses of nimacimab (0.6, 1.2 or 2.5 mg/kg). In Part B of this study, 82 patients with pre-diabetes or diabetes and MASLD were randomized to receive either placebo or multiple escalating doses of nimacimab (0.6, 1.2 or 2.5 mg/kg) once a week for four weeks. There were no deaths, serious adverse events ("SAEs") or treatment-emergent adverse events ("TEAEs") that lead to discontinuation. All TEAEs were graded as mild to moderate in intensity except for one severe TEAE (dizziness) in the nimacimab 0.6 mg/kg dose group determined to have not been related to study drug. The majority of TEAEs were not related to study drug and there was no apparent relationship between the dose level and the type, severity, or incidence of the TEAEs.
For all subjects at all doses, concentrations of nimacimab were quantifiable in serum by 0.5 hours after the first dose and remained quantifiable in most subjects through the last time point, day 67. Exposure to nimacimab as measured by AUC and Cmax increased with increasing doses of nimacimab. At all dose levels, median Tmax ranged from 0.5 to 2 hours and mean t1/2 ranged from 18 to 22 days.
Immunogenicity was assessed in all subjects throughout the study. Only two subjects had consistently elevated titers over multiple time points of ADA. This data suggest that nimacimab has an overall low immunogenicity profile.

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
Full study data was presented at the European Association for the Study of Diabetes ("EASD") Annual Meeting in September 2025.
Summary of Phase 2a Study
In October 2025, we announced the results from our CBeyond Phase 2a proof-of-concept clinical trial of nimacimab administered as a subcutaneous injectable for the treatment of obesity and overweight in the United States. CBeyond is a randomized, placebo- and active-controlled, double-blind Phase 2a trial that enrolled 136 adults with obesity or overweight, including individuals with a BMI ≥27 kg/m² with at least one comorbidity. Patients were randomized across four arms, 2:2:1:1 to arms with weekly nimacimab 200 mg subcutaneously, placebo, nimacimab 200 mg plus semaglutide (Wegovy®), or placebo plus semaglutide, and were dosed weekly for 26 weeks. Patients not participating in a 26-week extension were monitored for 13 weeks post-treatment. We reported the following 26 week data from the CBeyond Phase 2a study :
•The nimacimab monotherapy arm did not achieve the primary endpoint of weight loss compared to placebo (-1.52% vs. -0.26 for placebo, mITT). Preliminary pharmacokinetic analysis suggested an association between exposure and response, indicating that the 200 mg, subcutaneous weekly dose was suboptimal as a monotherapy.
•At the tested dose and exposure levels, nimacimab 200 mg demonstrated a favorable safety profile with placebo-like tolerability. In combination with semaglutide, there was no increase in gastrointestinal (GI) adverse events. Importantly, there were no increases in neuropsychiatric adverse events reported resulting from treatment with nimacimab.
•In the combination arm, nimacimab 200 mg, subcutaneous weekly dose plus semaglutide demonstrated a clinically meaningful magnitude of weight loss compared to semaglutide alone (-13.2% vs -10.25%, p=0.0372, mITT), with no plateau being observed through Week 26. In the combination arm, 100% of patients achieved greater than 5% weight loss (vs. 85% with semaglutide alone) and 67% achieved greater than 10% weight loss (vs. 50% with semaglutide alone) based on the per protocol analysis. This finding supports potential further studies to evaluate combinations of nimacimab and incretin-based therapies, like semaglutide or tirzepatide. Other findings in the combination arm included:
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
◦A decrease in rebound weight gain in an analysis of participants 12 weeks post-treatment when nimacimab 200 mg (subcutaneous, weekly) was combined with semaglutide when compared to semaglutide alone (17.8% versus 37.3% weight rebound). Moreover, at 12 weeks post-treatment, the nimacimab plus semaglutide group maintained significant weight loss compared to the placebo group (p=0.006), while the semaglutide alone group lost significance over the placebo group (p=0.12) and followed a trajectory of rebound weight gain consistent with previously reported data (Wilding et al., 2022, STEP-1 Trial Extension), which demonstrated that patients will gain a majority of weight back within 1-year of stopping treatment with semaglutide.
Topline data from our CBeyond Phase 2a study was presented at ObesityWeek medical conference in November 2025.
Summary of Phase 2a Extension Study
Patients who completed 26 weeks of treatment in the Phase 2a study were eligible to enroll in a 26-week extension for a potential full treatment duration of 52 weeks with a 13-week follow-up period. A total of 43 patients were enrolled, with 19 and 24 patients in the combination and monotherapy cohorts, respectively. In the combination arms, continued with blinded treatment with nimacimab or placebo and continued receiving semaglutide (Wegovy®). Patients in the monotherapy arm received nimacimab 300 mg during the extension.

In February 2026, the Company reported the following interim results from the combination cohort of its Phase 2a extension study:
•19 participants in the combination cohorts completed week 26 were eligible for, and enrolled in the extension study, which continued in a blinded manner for 26 weeks, maintaining their original treatment assignment (10 nimacimab plus semaglutide; 9 placebo plus semaglutide). An additional 22 participants completed week 26 and were either ineligible for the extension or chose not to join the extension study and continued on post-treatment follow-up (11 nimacimab plus semaglutide; 11 placebo plus semaglutide).
•Of the 10 participants in the nimacimab plus semaglutide arm who joined the extension study, the mean weight loss at 26 weeks was 14.4%. 7 participants completed the additional 26 weeks of treatment and lost an additional 7.9% of weight, resulting in a mean weight loss of 22.3% after 52 weeks of treatment. According to initial results in this limited cohort, the combination therapy remained safe and well tolerated. No SAEs or AESIs were reported during the extension period.
•Of the 9 participants in the placebo plus semaglutide arm that joined the extension study, mean weight loss at 26 weeks was -13.9%. 7 participants completed treatment of the additional 26 weeks and lost an additional -5.8% of weight during the extension period, resulting in a mean weight loss of -19.7% after 52 weeks of treatment.
Full topline reporting of the CBeyond Phase 2a extension data including nimacimab monotherapy data and 13-week off-therapy follow-up is expected to take place in the third quarter of 2026.
Clinical Development Plan
In March 2026, we initiated an expansion study (Part C) of the CBeyond Phase 2a trial to assess preliminary safety and pharmacokinetic (PK) profile of nimacimab administered intravenously (IV). The expansion study will comprise two cohorts of nimacimab monotherapy (400 mg IV and 600 mg IV) compared to placebo administered weekly over 15 weeks (16 doses), with a 12 week follow up period, to generate preliminary monotherapy safety, PK, and exploratory efficacy data. Within each dose cohort, 8 participants will be randomized in a 3:1 ratio to nimacimab (n=6) or placebo (n=2). We expect to report topline data from the expansion study in the fourth quarter of 2026.
We have received comments from the agency regarding our Type C meeting request in which they responded to our proposed Phase 2b clinical trial design, we intend to use data from the CBeyond trial, including the CBeyond expansion study (Part C), to inform the design of a potential Phase 2b study and potential registration path for nimacimab as a combination therapy with GLP-1s. Key design elements under evaluation include patient selection, dose selection, treatment duration, and endpoints. Final trial design and timing remain subject to ongoing data analysis, regulatory feedback and capital considerations.
Competition
The biopharmaceutical and pharmaceutical industries are intensely competitive and characterized by rapid technological progress. In general, competition among pharmaceutical products is based in part on product efficacy, safety, reliability, availability, price and patent position. An important factor is the relative timing of the market introduction of our products and our competitors’ products. Accordingly, the speed with which we can develop products, complete clinical trials and approval processes and supply commercial quantities of the products to the market impacts our competitiveness. Our competitive position also depends upon our ability to show differentiation with a product that is either more efficacious, particularly in the relevant target populations, offers a better safety or tolerability profile, is less expensive or quicker to manufacture, or represents a combination of these advantages. We also depend upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes and secure sufficient capital resources for the often substantial period between technological conception and commercial sale. While we believe that our knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.
If nimacimab is approved for the indications for which we expect to conduct clinical studies, it will compete with the foregoing therapies and currently marketed drugs, as well as any drugs potentially in development. It is also possible that we will face competition from other pharmaceutical approaches as well as other types of therapies. The key competitive factors affecting the success of our program, if approved, is likely to be its efficacy, safety, differentiation, convenience, price, level of generic competition, and availability of reimbursement. Despite significant biopharmaceutical industry investment, no therapy targeting CB1 has been approved for the treatment of obesity in the US.

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
The development and commercialization of therapies for the treatment of obesity and overweight is highly competitive. Our product candidate, nimacimab, if approved, will face significant competition, including from well-established, currently marketed therapies that have been developed by large, well-known pharmaceutical companies, and our failure to demonstrate a meaningful improvement to the existing standard of care may prevent us from achieving significant market penetration. In particular, there is intense competition in the obesity and overweight field, especially with the advent of GLP-1 RAs, such as Wegovy, marketed by Novo Nordisk, and Zepbound, marketed by Eli Lilly. In addition to injectable therapies for overweight and obesity, Wegovy became the first FDA approved oral GLP-1 receptor agonist in December 2025 and other oral therapies are in development for treating overweight and obesity, including those being development by Eli Lilly, Structure Therapeutics, and Viking Therapeutics. There are numerous other companies that have commercialized or are developing treatments for obesity and overweight that we will compete with. Competitors to nimacimab that are targeting peripheral inhibition of CB1 for the treatment of obesity and metabolic conditions include Novo Nordisk and their development effort of monlunabant. We face competition from these companies and other major pharmaceutical and biotechnology companies, including specialty pharmaceutical companies, academic institutions, governmental agencies and public and private research institutions, among others. Refer to "Risks Related to Commercialization — We face significant competition from entities that have made substantial investments into developing novel treatment for patients with obesity and overweight, including large pharmaceutical companies with approved therapies in our current indications, and biopharmaceutical, specialty pharmaceutical and biotechnology companies developing novel treatments and technology platforms. If the companies develop competing technologies or product candidates more rapidly than we do or their technologies are more effective, our ability to develop and successfully commercialize products may be adversely affected" in our Risk Factors section for additional information.
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
Halozyme License Agreement
In December 2025, the Company entered into a Non-exclusive Global Collaboration and License Agreement (the “Halozyme License Agreement”) with Halozyme, Inc. (“Halozyme”).
Under the terms of the Halozyme License Agreement, Halozyme granted the Company a non-exclusive license to Halozyme’s ENHANZE® drug delivery technology for the development of a subcutaneous co-formulation with nimacimab (such combination, the “Product”). Halozyme will also be the Company’s exclusive supplier of clinical and commercial supplies of the active pharmaceutical ingredient ("API") for Halozyme’s rHuPH20 bulk drug product.
Among other considerations, the Company will make milestone payments to Halozyme tied to achievement of certain development and commercialization milestone events with respect to the Product, as well as milestone payments based on achievement of certain net sales levels of the Product. The Company will also make mid-single digit royalty payments based on worldwide net sales of the Product. To date, none of such milestones has been achieved.
The Halozyme License Agreement became effective in December 2025 and, unless earlier terminated, will continue until the expiration of the royalty term for the applicable product in each country, which begins upon the first commercial sale of the product in such country and continues until the last valid patient claim covering the product in that country or the length of time specified in the Halozyme License Agreement. The Halozyme License Agreement also includes customary termination rights, representations and warranties, covenants and indemnification obligations for a transaction of this nature.
Intellectual Property
The success of our product candidates will depend in large part on our ability to obtain and maintain patent and other legal protection for the proprietary technology, inventions and improvements we consider important to our business, prosecute our patent applications and defend any issued patents we obtain, preserve the confidentiality of our trade secrets, and operate without infringing the patents and proprietary rights of third parties. We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the compositions of matter of our product candidates, their methods of use, related technologies, and other inventions that are important to our business. We employ a comprehensive approach to intellectual property protection and obtaining patent protection is not the only method that we utilize to protect our proprietary rights and technologies. We also rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. We seek to protect our proprietary information in part using confidentiality agreements with our collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees and selected consultants, scientific advisors and collaborators. The confidentiality agreements are designed to protect our proprietary information and, in the case of agreements or clauses requiring invention assignment, to grant us ownership of technologies that are developed through a relationship with a third party.
As of March 1, 2026, we owned three granted U.S. patents, 30 granted foreign patents, including granted patents in Europe, Japan, Korea and China, as well as other commercially relevant jurisdictions, and 10 pending U.S. and foreign patent applications directed to the compositions of matter for the nimacimab antibody and molecular variants, and to methods of treatment and uses of nimacimab and its variants for treating a number of diseases responsive to the modulation of the CB1 receptor, including obesity and related metabolic conditions. The patents, and, if issued, the patent(s) resulting from the pending patent applications will expire between 2035 and 2036, excluding any potential available patent term adjustment or patent term extension.
The use of nimacimab in therapeutic doses and methods for treating obesity and weight related comorbidities is further covered in two international (PCT) patent applications owned by us and from which we expect to file U.S. and other national-phase patent applications in commercially relevant jurisdictions. If issued, the patent(s) resulting from the pending applications have an expiration date of no earlier than 2045, excluding any potential patent term adjustment or patent term extension.
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
Under the Prescription Drug User Fee Act ("PDUFA"), guidelines that are currently in effect, the FDA has a goal of reviewing and responding to a standard submission within ten months from the date of the “filing” of an original NDA or BLA to review and act on the submission. This review typically takes twelve months from the date the NDA or BLA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision. The FDA does not always meet its PDUFA goal dates, however, and the review process can be significantly extended by the FDA requests for additional information or clarification, the applicant's submission of additional information, or other reasons.
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

In addition, the Pediatric Research Equity Act ("PREA") requires a sponsor to conduct pediatric clinical trials for most biologics and drugs. Under PREA, original NDAs and BLAs (and certain supplements) for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration must contain a pediatric assessment or reports on the molecularly targeted pediatric cancer investigation, unless the sponsor has received a deferral or waiver or an exception applies. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor may request, or the FDA may grant, a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional data needs to be collected before the pediatric clinical trial begins.
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

Combination Products

Certain of our product candidates, may be comprised of components, such as drug components and biologic components, that would normally be regulated under different regulatory pathways, regulatory authorities, and frequently by different centers at the FDA. In addition, our injectable product candidates are being developed together with an injector device, which will render them combination products with a device component. We also are focusing our development efforts on at least one product candidate as a therapy intended to be used in combination with GLP-1 receptor agonists (and potentially other anti-obesity therapies). Even where such therapies are not physically combined or co-packaged with our product candidates, seeking approval for use in combination may require additional clinical and nonclinical evidence and could increase development time, cost, and regulatory risk.
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

Following approval of a combination product, each component of a combination product retains its regulatory status (as a biologic, drug or device, for example) and is subject to the requirements established by the FDA for that type of component. Combination products require coordination within the FDA for review of each of their components (e.g., drug, device and/or biologic components) that would ordinarily require review by different FDA centers if authorized as standalone products, and this coordination may result in additional delays due to regulatory timing constraints and uncertainties in the product development and approval process.

A combination product candidate with a biologic primary mode of action generally would be reviewed and approved pursuant to a BLA. However, the applicable approval pathway for a product candidate may be a BLA or an NDA, depending on FDA’s determination of, among other things, the product’s primary mode of action and constituent parts, and we cannot predict with certainty how FDA will classify any of our product candidates. In reviewing the BLA for such a product, however, FDA reviewers in the biologic center could consult with their counterparts in the drug or device centers to ensure that the drug and device component of the combination product candidate, as applicable, met all requirements applicable to its category. In addition, under FDA regulations, combination products are subject to the cGMP requirements applicable to each component within the combination. We believe our combination product candidates are likely to be reviewed by the FDA under a BLA.
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
There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the Centers for Medicare and Medicaid Services ("CMS"), an agency within the Department of Health and Human Services ("HHS"), determines whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.
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
Most recently, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA"), into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (effective January 1, 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
Employees & Human Capital Resources
As of March 9, 2026, we have a total of 12 full-time employees, four of whom hold a Ph.D or MD degree. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationships with our employees to be good. In addition, we rely on a number of consultants to assist us.
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
We anticipate that we will need to hire additional employees or independent contractors for our continued development efforts. We also intend to utilize independent contractors and outsourced services, such as contract research organizations ("CROs") and third party manufacturers, where possible and appropriate.

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

RISK FACTORS
Item 1A. Risk Factors.
You should consider carefully the following risk factors, together with the other information contained in this Annual Report, including our consolidated financial statements and the related notes and “Management Discussion and Analysis of Financial Condition and Results of Operations,” before making a decision to purchase or sell shares of our common stock. We cannot assure you that any of the events discussed in the risk factors below will not occur. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. The risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business operations or financial condition.
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission, or the SEC, before making an investment decision regarding our common stock.
•We have a limited operating history, a history of losses and expect to incur additional losses in the future.
•We have incurred significant losses, have limited cash on hand and our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
•We depend heavily on the ability to advance nimacimab through clinical development.
•We are dependent on third parties to manufacture nimacimab.
•We will require substantial additional financing to achieve our goals.
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
•Our executive officers, directors and principal equity holders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.
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
We have incurred significant operating losses since our inception. If nimacimab is not successfully developed and approved, we may never generate any revenue. We have incurred cumulative net losses since our inception, including a net loss of $55,924,814 and $26,567,123 for the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $186,874,486. Our losses have primarily resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Nimacimab will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase substantially as we continue our clinical development of, seek regulatory approval for and potentially commercialize nimacimab. As noted in our consolidated financial statements for the year ended December 31, 2025, the uncertainties surrounding our ability to fund our operations raise substantial doubt about our ability to continue as a going concern.
Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment.
We have incurred net losses of $55,924,814 and $26,567,123 for the years ended December 31, 2025 and December 31, 2024, respectively, and negative cash flow from operating activities of $43,062,529 and $25,237,480 for same periods. As of December 31, 2025, the Company had $25,737,221 in cash, cash equivalents and short term investments. As a result of our losses and our projected cash needs, combined with our current liquidity level, substantial doubt exists about the Company’s ability to continue as a going concern over the next 12 months.
Our historical consolidated financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report on our consolidated financial statements for the year ended December 31, 2025 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain, among other things, the successful resolution of the Cunning Lawsuit, our ability to obtain additional equity financing or other capital, our ability to implement further operating efficiencies and reduce expenditures, and, ultimately, our ability to successfully commercialize nimacimab and generate revenue, as further described elsewhere in this Annual Report. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty, and any such adjustments may be material. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.
As of December 31, 2025, management estimates that we have sufficient capital to continue our operations through the fourth quarter of 2026, excluding the anticipated clinical cost of a proposed Phase 2b study and additional anticipated drug manufacturing costs to supply any such Phase 2b study. However, our continued operations beyond the fourth quarter of 2026 will depend on our ability to successfully raise additional capital through various potential sources, such as equity and/or debt financings, or strategic relationships. Our ability to access the capital markets is expected to be extremely limited. If we seek additional financing to fund our operations and there remains substantial doubt about our ability to continue as a going concern, our financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. In addition, the uncertainty as to the resolution of the Cunning Lawsuit could limit our ability to raise new capital from investors to operate our business. If adequate funds are not available to us when needed we will be required to curtail or perhaps cease our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.
If we are not successful in improving our liquidity position and the profitability of our operations, we may need to consider all strategic alternatives, including reducing or delaying our business activities and strategic initiatives, selling assets or other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code. In addition, the perception that we may not be able to continue as a going concern may cause vendors to choose not to do business with us due to concerns about our ability to meet our contractual obligations. If we are unable to continue as a going concern, our stockholders may lose some or all of their investment in us.
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
The success of our product candidates will depend on several factors, any one of which we may not be able to successfully complete, such as:
•our ability to obtain financing to fund the completion of preclinical studies and clinical trials;
•the successful outcome of preclinical studies and clinical trials;
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
The development of biopharmaceutical product candidates and conducting preclinical studies and clinical trials is time-consuming and capital-intensive. We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our ongoing clinical trial of nimacimab, plan for additional clinical trials and continue our research and development activities. Furthermore, we incur, and expect to continue to incur, additional costs associated with operating as a public company. At the same time, our future commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.
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
Using a shelf registration statement on Form S-3 to raise additional capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. However, our ability to raise capital using a shelf registration statement may be limited by, among other things, SEC rules and regulations. We currently have an effective shelf registration on Form S-3 (File No. 333-279331) registering the offering and sale of up to $300,000,000 of our securities. However, under SEC rules and regulations, if our public float (the market value of our common stock held by non-affiliates) is less than $75,000,000, then the aggregate market value of securities sold by us or on our behalf under our Form S-3 in any 12-month period is limited to an aggregate of one-third of our public float. We have been subject to this limitation in the past and we may be subject to it again in the future. If our ability to utilize a Form S-3 registration statement for a primary offering of our securities is limited to one-third of our public float, we may conduct such an offering pursuant to an exemption from registration under the Securities Act or under a Form S-1 registration statement, and we would expect either of those alternatives to increase the cost of raising additional capital relative to utilizing a Form S-3 registration statement.
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
Because we have limited financial resources and we have limited employee bandwidth which could minimize the indications we pursue, we have historically focused our development efforts on certain selected product candidates in certain selected indications. For example, while we previously focused on nimacimab as a monotherapy, we are currently focused on the development of nimacimab in combinations with a GLP-1 receptor agonist, for obesity and overweight. As a result, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our existing product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable product candidates. At any time, we may decide to discontinue the development or commercialization of nimacimab or any additional products or product candidates for a variety of reasons, including the appearance of new technologies that render our products obsolete, competition from a competing product, or changes in or inability to comply with applicable regulatory requirements. For example, in 2024 we determined to eliminate our prior ocular program and strategically redirected our efforts and capital resources to nimacimab. If we terminate a program in which we have invested significant resources, we will not receive any return on our investment and we will have missed the opportunity to allocate those resources to potentially more productive uses. In addition, if we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.
Nonclinical and clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. The results of prior clinical studies and preclinical studies are not necessarily predictive of future results, and may not be favorable, or receive regulatory approval on a timely basis, if at all.
Clinical drug development is expensive and can take many years to complete, and its outcome is inherently uncertain. We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all, and failure can occur at any time during the preclinical or clinical trial process. The historical failure rate for product candidates in our industry is high.
The results from preclinical studies or clinical trials of nimacimab or a competitor's product candidate in the same class may not predict the results of later clinical trials of nimacimab, and interim, top-line or preliminary results of a clinical trial are not necessarily indicative of final results. It is possible to observe results in clinical trials that are unexpected based on preclinical studies, such as DIO studies and early clinical trials, and many product candidates fail in clinical trials despite very promising early results. For example, the Phase 2a nimacimab results and the length of the study and sample size may render these results not necessarily indicative of the results of our future clinical studies for nimacimab and may not be comparable to other weight loss products or product candidates. Product candidates in later stages of clinical studies may fail to show the desired safety and efficacy characteristics despite having progressed through preclinical studies and initial clinical studies. In particular, while we have conducted, or are conducting certain preclinical studies of our product candidates, the predictive value of these studies with respect to future testing in humans is limited, particularly in indications where animal models are less developed.

If the results of our ongoing or future clinical trials are inconclusive with respect to the efficacy of nimacimab, if we do not meet our clinical endpoints with statistical significance or if there are safety concerns or adverse events associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for our product candidates, or we may suspend or delay development of or abandon specific product candidates. For example, we suspended the development of our prior product candidate, SBI-100 Opthalmic Emulsion ("SBI-100 OE") when the Phase 2a clinical trial in patients with primary open-angle glaucoma or ocular hypertension did not meet its primary endpoint for lowering intraocular pressure. In addition, in October 2025, we announced the results from our CBeyond Phase 2a proof-of-concept clinical trial of nimacimab administered as a subcutaneous injectable for the treatment of obesity and overweight in the United States. The nimacimab monotherapy arm did not achieve the primary endpoint of weight loss compared to placebo. As a result, we are currently focused on the development of nimacimab in combinations with a GLP-1 receptor agonist, for obesity and overweight.
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
•regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites or CROs the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•regulators or IRBs may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•changes to clinical trial protocol;
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

•third-party clinical investigators losing the licenses or permits necessary to perform our clinical trials, not performing our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, GCP, or other regulatory requirements; third-party contractors not performing data collection or analysis in a timely or accurate manner;
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
If we experience delays or difficulties in the enrollment or retention of patients in clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
We may not be able to initiate or continue clinical trials for nimacimab if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, there are many companies that have products that treat, or have ongoing clinical trials for product candidates for the treatment of, obesity and overweight, and patients who would otherwise be eligible for our clinical trials may instead forgo participating in a clinical trial due to the availability of an approved treatment or may enroll in clinical trials of a competitors’ product candidate. Patient enrollment is affected by a number of factors, including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility and exclusion criteria for the trial, the design of the clinical trial, the risk that enrolled patients will not complete a clinical trial, our ability to recruit clinical trial investigators and associated staff with the appropriate competencies and experience, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating as well as any drugs under development.
Additionally, patients, including patients in a control group, may withdraw from or otherwise discontinue our clinical trials if they do not experience weight loss or changes in body composition at their desired rate, experience side effects, experience other difficulties or issues, do not comply (or do not wish to continue complying with) study protocol, or for other reasons. Withdrawals and other patient discontinuations may compromise the quality of our data and may cause or contribute to a trial’s failure to demonstrate proof-of-concept or meet its clinical endpoints with statistical significance, or may result in skewed safety results or adverse events associated with our product candidate. Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in enrollment or retention issues may result in increased costs or may affect the timing or outcome of our clinical trials. Any of these conditions may negatively impact our ability to complete such trials or include results from such trials in regulatory submissions, which could adversely affect our product development efforts.
The timing of our clinical trials depends, in part, on the speed at which we can recruit patients to participate in our trials, as well as patient retention and completion of required follow-up periods. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials and, while we intend to enter into agreements governing their services, we will have limited influence over their actual performance.
We cannot assure you that our assumptions used in determining expected clinical trial timelines are correct or that we will not experience delays in enrollment or patient retention issues, which could negatively impact our product development efforts.

Serious adverse events or undesirable side effects or other unexpected properties of nimacimab may be identified during development or after approval that could delay, prevent or cause the withdrawal of marketing approval, limit the commercial potential, or result in significant negative consequences following marketing approval.
Serious adverse events or undesirable side effects caused by, or other unexpected properties of, nimacimab could cause us, an IRB, or regulatory authorities to interrupt, delay or halt our clinical trials and could result in a more restrictive label, the imposition of distribution or use restrictions or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If nimacimab is associated with serious adverse events or undesirable side effects or have properties that are unexpected, we may need to abandon its development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In our completed Phase 2a study of nimacimab, the 200 mg dose of nimacimab demonstrated a favorable safety profile, with no increases in neuropsychiatric adverse events reported resulting from the treatment with nimacimab. However, further analysis and clinical data from doses above the 200 mg dose used in the Phase 2a study may reveal adverse events inconsistent with the safety results previously observed. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. For example, in 2006, Sanofi developed a small molecule CB1 inverse agonist called rimonabant which demonstrated 10% weight loss after one year. Despite being approved by the European Medicines Agency, the drug was soon taken off the market due to severe adverse neuropsychiatric side effects, including suicidal ideation.
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
We are early in our development efforts for nimacimab, and we will need to successfully complete pivotal clinical trials in order to seek FDA or applicable foreign authority approval to market nimacimab and any future product candidates we may develop. Carrying out clinical trials and the submission of NDAs and BLAs are complicated. Based on the stage of development of nimacimab, the Company has not conducted any later stage or pivotal clinical trials. This may be a difficult process to manage with our limited resources and may divert the attention of management. In addition, we cannot be certain how many clinical trials of our product candidates will be required or how such trials will have to be designed to obtain marketing authorization. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to regulatory submission and approval of any of our product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining marketing approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in submitting NDAs for and commercializing our product candidates.
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

Prior to obtaining approval to commercialize nimacimab in the United States or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that nimacimab is safe and effective for its intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for nimacimab is promising, such data may not be sufficient to support approval by the FDA and comparable foreign regulatory authorities, which could require us to delay or abandon clinical development plans. Further, requirements regarding clinical trial data may evolve. For example, the FDA published a draft guidance, E6 (R3) Good Clinical Practice, in June 2023, and Annex 2 thereto in December 2024, which seeks to unify standards for clinical trial data for ICH member countries and regions. Changes to data requirements by the FDA or comparable foreign regulatory authorities, as the case may be, may cause the applicable regulatory authorities to also require us to conduct additional preclinical studies or clinical trials for nimacimab either prior to or post-approval, or may object to elements of our clinical development program.
The FDA or comparable foreign regulatory authorities could delay, limit or deny approval of nimacimab for many reasons, including:
•such authorities may disagree with the design or implementation of our clinical trials;
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
•    such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission; or
•the FDA or other comparable foreign regulatory authorities may experience disruptions to the review or approval process.
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
The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. For example, the prior presidential administrations have taken several executive actions that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how any current executive orders will be rescinded and replaced under the current administration. The policies and priorities of any administration and the U.S. Congress are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or they are not able to maintain regulatory compliance, we or they may be subject to enforcement action, and we may not achieve or sustain profitability.
We have conducted clinical trials for our product candidates outside of the United States and we may do so for our product candidates in the future. However, the FDA and other foreign equivalents may not accept data from such trials, in which case our development plans will be delayed, which could materially harm our business.
We have conducted our initial certain portions of the Phase 1 clinical trial nimacimab in Australia and we may in the future conduct, one or more of our clinical trials for nimacimab outside the United States. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or a comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. For example, in cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is adequately designed and well-controlled, conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. If the FDA or other foreign equivalents do not accept any data generated from other jurisdictions, we would likely be required to conduct additional clinical trials, which would be costly and time consuming, and delay aspects of our development plan, which could harm our business.
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
Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. Others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.
The manufacture and maintenance of our clinical product candidate is complex and we may encounter difficulties in production and maintenance, particularly with respect to clinical material inventory, acquisition of materials, process development or scaling-up of our manufacturing capabilities.
The manufacture and maintenance of our biologic product candidate, nimacimab, is complex, highly regulated and subject to multiple risks. The complex processes associated with the manufacture of nimacimab exposes us to various manufacturing challenges and risks, which may include delays in manufacturing nimacimab, limits on our ability to increase manufacturing capacity, and the potential for product failure and product variation that may interfere with the timing and scope of our clinical development plans and add additional costs. It is possible that we will make changes to our manufacturing process for nimacimab at various points during product development or commercialization for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes can be costly and carry the risk that they will not achieve their intended objectives, or these changes could cause nimacimab to perform differently and affect the results of current or future clinical trials, or the performance of a commercialized product. In some circumstances, changes in the manufacturing process may require us to perform analytical or clinical comparability studies and to collect additional data prior to undertaking more advanced clinical trials, and such studies may introduce additional costs or delays to the program. We may be required to collect additional clinical data from any modified process prior to obtaining marketing approval for the product candidate produced with such modified process. If clinical data are not ultimately comparable to that seen in the earlier trials in terms of safety or efficacy, we may be required to make further changes to our process and/or undertake additional clinical testing, either of which could significantly delay the clinical development or commercialization of the associated product candidate.
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
The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, staffing cuts, the FDA's ability to hire and retain key personnel and accept the payment of user fees, statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA's' ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The ability of the FDA and other government agencies to properly administer their functions is highly dependent on the levels of government funding and the ability to fill key leadership appointments, among various factors. Delays in filling or replacing key positions could significantly impact the ability of the FDA and other agencies to fulfill their functions and could greatly impact healthcare and the drug industry. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA, furloughed critical employees and ceased critical activities. In the event of a partial or complete government shutdown, the FDA and certain other scientific agencies may temporarily cease certain operations. Furthermore, during such shutdown, the FDA may maintain only operations deemed to be essential for public health while suspending the acceptance of new medical product applications and routine regulatory and compliance work related to medical products, certain drugs, and foods. Disruptions at the FDA and other agencies, such as those resulting from a restructuring of these agencies, a prolonged government shutdown, or uncertainty regarding U.S. federal government funding, could significantly affect the ability of the FDA to review and process our regulatory submissions in a timely manner, which could have a material adverse effect on our business.
Government funding of research and development is subject to the political and budgetary process, which is inherently uncertain. Changes in federal funding priorities or reductions in funding from agencies such as the National Institutes of Health (“NIH”) could adversely affect research programs related to our products and studies. In addition, proposals have periodically been made to reduce reimbursement of indirect costs associated with federally funded research. While certain such proposals have been challenged or blocked, there can be no assurance that similar policies will not be adopted in the future, which could adversely affect our business and financial results.

Further, in June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies, including the FDA. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, this decision may result in more companies bringing lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could impact the timely review of any regulatory filings or applications we submit to the FDA.
Additional time may be required to obtain marketing authorizations for any product candidates that we develop as biologic-device combination products.
We expect our current injectable product candidate, nimacimab, will be regulated as a combination product, as our therapeutic candidates will be administered by the patient using a disposable injector device marketed together with the therapeutic candidate, if approved, and in at least one case, we anticipate combining a drug and biologic candidate together for administration using a device. Development of a product candidate as a combination product candidate requires close coordination within the FDA and within comparable regulatory agencies for review of each of the drug, biologic, and device components that comprise the product and would typically be reviewed by different centers within the FDA if offered for use as standalone products. For example, the FDA’s review of a marketing application for a biologic-device combination that has a primary mode of action as a biologic would likely be subject to a biologics license application with the Center for Biologics Evaluation and Research as the lead center, with coordination with the Center for Devices and Radiological Health for the review of the device component. Although the FDA and comparable foreign agencies have or may have systems in place for the review and approval of such combination products, we may experience additional delays in the development and commercialization of such product candidates due to regulatory timing constraints and uncertainties in the product development and approval process. Moreover, although we anticipate that the device component of any combination product candidates we develop will be reviewed within the usual time frames expected for the marketing authorization application for underlying therapeutic candidate, and that no separate marketing application for the device components of such product candidates will be required in the United States, the FDA or comparable regulatory authorities may delay approval or require us to conduct additional studies with the device, which may delay the approval of the combination product.
Separately, to the extent we seek approval for use of any of our product candidates in combination with GLP-1 receptor agonists, FDA may require us to conduct additional studies to evaluate the safety and efficacy of the combination regimen, including to address potential additive or overlapping adverse events, dosing considerations, and patient selection. If we seek labeling that references use with a specific third-party GLP-1 product, we may be unable to obtain or maintain such labeling without cooperation from the applicable third party and/or changes to that third party’s labeling, which is outside of our control.
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
Our or a third party’s failure to execute on our manufacturing requirements, to do so on commercially reasonable terms and comply with cGMP or similar requirements outside of the United States could adversely affect our business in a number of ways, including:
•an inability to initiate or continue clinical trials of nimacimab, or any future product candidates under development as well as subsequent clinical studies of nimacimab;
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
The development and commercialization of therapies for the treatment of obesity and overweight is highly competitive. Our product candidate, nimacimab, if approved, will face significant competition, including from well-established, currently marketed therapies that have been developed by large, well-known pharmaceutical companies, and our failure to demonstrate a meaningful improvement to the existing standard of care may prevent us from achieving significant market penetration. In particular, there is intense competition in the obesity and overweight field, especially with the advent of GLP-1 RAs, such as Wegovy, marketed by Novo Nordisk, and Zepbound, marketed by Eli Lilly. In addition to injectable therapies for overweight and obesity, Wegovy became the first FDA approved oral GLP-1 receptor agonist in December 2025 and other oral therapies are in development for treating overweight and obesity, including those being development by Eli Lilly, Structure Therapeutics, and Viking Therapeutics. There are numerous other companies that have commercialized or are developing treatments for obesity and overweight that we will compete with, including those entities listed in the section entitled "Competition" in Item 1 of this Annual Report. Competitors to nimacimab that are targeting peripheral inhibition of CB1 for the treatment of obesity and metabolic conditions include Novo Nordisk and their development effort of monlunabant. We face competition from these companies and other major pharmaceutical and biotechnology companies, including specialty pharmaceutical companies, academic institutions, governmental agencies and public and private research institutions, among others.
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
We anticipate that we will continue to face increasing competition as new therapies and combinations thereof, and related data, emerge. Competitors, independently or through collaboration, are developing products that potentially directly compete with our current of future product candidates and which may be a longer lasting or a more efficacious treatment, or receive FDA or other applicable regulatory approval more rapidly than any of our current or future product candidates. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient (such as oral therapies) or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other applicable regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. There are generic products currently on the market for certain of the indications that we are pursuing and additional products are expected to become available on a generic basis over the coming years. If our product candidates are approved, we expect that they will be priced at a significant premium over competitive generic products.
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
The Biologics Price Competition and Innovation Act of 2009 ("BPCIA") established an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency (or efficacy) of its product.
We believe that nimacimab, if approved as a biological product under a BLA should qualify for the 12-year period of reference product exclusivity. However, there is a risk that this exclusivity could be shortened due to Congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of marketplace and regulatory factors that continue to develop.
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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. For example, in May 2025, the current administration published an executive order that expressed support for equalizing the prices paid for drugs in the United States and other developed countries by employing a most favored nation, or MFN, approach to drug pricing and in September and October 2025, CMS submitted proposed rules for Center for Medicare and Medicaid Innovation (CMMI) models, called the Global Benchmark for Efficient Drug Pricing (GLOBE) Model and Guarding U.S. Medicare Against Rising Drug Costs (GUARD) Model, to the White House for review. These models, if implemented, may allow CMS to pursue formalized approaches to MFN pricing for prescription drugs. In addition, in November 2025, CMS published a request for applications for another CMMI model, the GENEROUS (GENErating cost Reductions for U.S. Medicaid) Model. This is a voluntary model that tests the effect of supplemental rebate agreements between manufacturers and CMS, which align Medicaid prices with a defined MFN price. The scope of these models and the impact that they could have on any of our products is unclear at this time.
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
•unexpected changes in tariffs, trade barriers, regulatory requirements;
•economic weakness, including inflation, or political instability in particular domestic and foreign economies and markets;
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

Risks Related to Our Business Operations and Industry
Our ability to become profitable and continue as a going concern will be dependent on our ability to attract, employ and retain highly qualified personnel.
Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends in part on upon our continued ability to attract, recruit, retain, manage and motivate highly qualified managerial, scientific and medical personnel. We are highly dependent upon our senior management, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our product pipeline, initiation or completion of our planned clinical trials or the commercialization of nimacimab. For example, in the first quarter of 2026, we experienced the departure of certain key personnel and are supplementing any required resources for our business operations with subject-matter-expert (SME) contractors. This loss of expertise and background knowledge may create challenges in maintaining operational continuity, meeting regulatory and financial reporting requirements, and supporting our strategic objectives. Replacing these personnel with qualified individuals may be difficult and could require additional and unanticipated costs and challenges including costs associated with engaging additional financial advisors and the challenges of bringing such third-party advisors current on our operations.
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
In addition, the competition for qualified personnel in the pharmaceutical industry is intense and there can be no assurance that we will be able to continue to attract and retain all personnel necessary for the development and operation of our business. There is no guarantee that skilled persons will be available and willing to work for us in the future, nor is there any guarantee that we could afford to retain them if they are available at a future time. We also rely on, and have relied on in the past, consultants and advisors to assist us in formulating our strategy. Our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.
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
As of March 9, 2026, we had 12 full-time employees. In the first quarter of 2026, we reduced our workforce in order to reduce operating costs. However, as we continue development and pursue the potential commercialization of our product candidates, as well as function as a public company, we will need to expand our financial, development, regulatory, manufacturing, operational, marketing and sales capabilities or contract with third parties to provide these capabilities for us. As our operations expand, we expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. Our future financial performance and our ability to develop and commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively, which would have a material adverse effect on our business.
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
In addition, state laws govern the privacy and security of health-related and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. Several states, including California, Colorado, Connecticut, Utah and Virginia, have adopted generally applicable and comprehensive privacy laws, although most have an exception for information regulated by HIPAA. These laws provide a number of individual privacy rights and impose corresponding obligations on organizations doing business in these states. By way of example, California enacted the California Consumer Privacy Act (“CCPA”), effective January 1, 2020, which gives California residents expanded rights to access, correct, and delete their personal information, opt out of certain personal information sharing and disclosure, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with, data breach litigation. The CCPA may increase our compliance costs and potential liability. Further, the CPRA significantly amends the CCPA. The CPRA imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency, the California Privacy Protection Agency, which is authorized to issue substantive regulations and could result in increased privacy and information security enforcement and additional compliance investment and potential business process changes may be required. Similar laws have passed or have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. Further states have also enacted consumer health data privacy laws, including states without comprehensive consumer privacy laws, such as Nevada and Washington state. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition as a result of fines, penalties, litigation or other liabilities.
In the European Economic Area ( “EEA”), the General Data Protection Regulation, (“GDPR”) imposes stringent requirements for controllers and processors of personal data, including, for example, high standards for obtaining consent from individuals to process their personal data, robust disclosures to individuals and a strong individual data rights regime, short timelines for data breach notifications, limitations on retention and secondary use of information, significant requirements pertaining to health data and pseudonymized (i.e., key-coded) data and obligations when we contract third-party processors in connection with the processing of the personal data. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme and imposed further restrictions on the use of standard contractual clauses. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations with the Trans-Atlantic Data Privacy Framework (the “EU-U.S. DPF”). In July 2023, the European Commission adopted an adequacy decision in relation to the EU-U.S. DPF, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The EU-U.S. DPF may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/ or start taking enforcement action, we could suffer additional costs, complaints and/ or regulatory investigations or fines, and/ or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business, including but not limited to the General Data Protection Regulation in the European Union. Compliance with U.S. and foreign data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ or suppliers’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operations.
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
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. It is unclear how any such challenges and the healthcare reform measures of the current administration, or any future presidential administration, will impact the ACA or our business.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, unless additional congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, that was previously set at 100% of a drug’s average manufacturer price, or AMP, and went into effect on January 1, 2024.
Further, there has been heightened governmental scrutiny in the United States of pharmaceutical pricing practices in light of the rising cost of prescription drugs. Such scrutiny has resulted in several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (which began in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On June 30, 2023, CMS issued new guidance detailing the requirements and parameters of the first round of price negotiations, to take place during 2023 and 2024, for products subject to the “maximum fair price” provision that would become effective in 2026. On August 29, 2023, HHS announced the list of the first ten drugs selected for price negotiations. In August 2024, following negotiation with the manufacturers of the selected drugs, HHS announced the negotiated prices for such drugs. Although the Medicare drug price negotiation program is currently subject to legal challenges, it is likely to have a significant impact on the pharmaceutical industry and could negatively affect our business and financial condition. CMS and HHS will continue to issue and update guidance as these programs are implemented.

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
We cannot predict all of the ways in which future healthcare reform legislation or regulation could affect our business, particularly in light of the current presidential administration. We expect that these new laws and other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates, if approved, which could have a material adverse effect on our results of operations and financial condition.
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

We and any of our potential future collaborators will be required to report to regulatory authorities if any of our approved products cause or contribute to adverse medical events, and any failure to do so would result in sanctions that would materially harm our business.
The FDA and foreign regulatory authorities require that we and any of our potential future collaborators report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We and any of our potential future collaborators or CROs may fail to report adverse events within the prescribed timeframe. If we or any of our potential future collaborators or CROs fail to comply with such reporting obligations, the FDA or a foreign regulatory authority could take action, including sanctions, criminal prosecution, the imposition of civil monetary penalties, seizure of our products or delay in approval or clearance of future products, which could have a material adverse effect on our business, results of operations and financial condition.
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
From time to time, the Company may be subject to litigation claims through the ordinary course of its business operations or otherwise, regarding, among other things, intellectual property rights matters, employment matters and tax matters. Litigation to defend the Company against claims by third parties, or to enforce any rights that the Company may have against third parties, may be necessary, which could result in substantial costs and diversion of the Company's resources, causing a material adverse effect on its business, financial condition and results of operations. Given the nature of the Company's business, it is, and may from time to time in the future be, party to various, and at times numerous, legal, administrative and regulatory inquiries, investigations, proceedings and claims that arise in the ordinary course of business, as well as potential class action lawsuits. For example, we are a party to the Cunning Lawsuit, a legal proceeding with a former employee alleging, among other things, wrongful termination, violation of whistleblower protections under the Sarbanes-Oxley Act of 2002, and retaliation under California law. While the outcome of the Cunning Lawsuit remains uncertain, including the final amount of the loss and loss recoveries, if any, there is a potential for the outcome of the Cunning Lawsuit to require payment of significant monetary damages. Further, to date, the Cunning Lawsuit has diverted management’s attention and required significant inputs of management’s time and resources. In addition, in late 2025 and early 2026, we and certain of our officers and directors were sued in a putative class action lawsuit and a related stockholder derivative lawsuit based on allegedly false and misleading statements related to nimacimab. We may be the target of additional litigation of this type in the future. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
Because the outcome of such legal matters is inherently uncertain, if one or more of such legal matters were to be resolved against the Company for amounts in excess of management's expectations or any applicable insurance coverage or indemnification right, the Company's results of operations and financial condition could be materially adversely affected. Any litigation to which the Company is a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, the posting of bonds requiring significant collateral, letters of credit or similar instruments, or the Company may decide to settle lawsuits on similarly unfavorable terms. Moreover, the Company cannot be sure that the remedies available to it at law or under contract, will be sufficient in amount, scope or duration to fully or partially offset any such possible liabilities. Any of these factors, individually or in the aggregate, could have a material adverse effect on the Company's business, results of operations, cash flows or liquidity. For a description of certain currently pending legal and regulatory proceedings, including the Cunning Lawsuit and the putative class action lawsuit and related stockholder derivative lawsuit, see Note 12 to the Notes to the consolidated financial statements of the Company included in Part IV, Item 15 of this Annual Report.
The increasing use of social media and artificial intelligence-based platforms presents new risks and challenges.
Social media is increasingly being used to communicate about nimacimab, technologies and programs, and the diseases nimacimab is designed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media channels to comment on the effectiveness of a product candidate or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend ourselves or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. In addition, our employees may knowingly or inadvertently make use of social media in ways that may not comply with our social media policy or other legal or contractual requirements, which may give rise to liability, lead to the loss of trade secrets or other intellectual property, or result in public exposure of personal data of our employees, clinical trial participants and others. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face overly restrictive regulatory actions or incur other harm to our business.

Additionally, artificial intelligence (“AI”)-based solutions are increasingly being used in the biotechnology and biopharmaceutical industries, and as with many developing technologies, presents risks and challenges to our business. We and our contractors or third parties on which we rely may use AI solutions, which may give rise to liability, cause the loss or inadvertent release of data or intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. AI systems may produce incorrect, incomplete, misleading or non-reproducible outputs (including “hallucinations”), may incorporate biases, and may be difficult to validate, explain, audit or control. Errors or failures could adversely affect the integrity of our research, clinical trials, regulatory submissions, product quality, patient safety, timelines and costs, and could lead to regulatory scrutiny or enforcement. The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators or other third parties. The legal and regulatory landscape for AI is rapidly evolving in the U.S. and internationally (including in the European Union), and may require us to implement additional governance, documentation, validation, monitoring, cybersecurity and compliance measures and incur significant costs, or may limit or delay our ability to use AI in our operations. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our common stock.
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
Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report, others may hold proprietary rights that could prevent nimacimab or any of our future product candidates from being marketed once approved. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our products or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could delay or prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.
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
Further, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Changes in U.S. trade policy, including the imposition of new or increased tariffs as well as retaliatory measures by other countries, could adversely affect our patent strategy, such as where we choose to file, maintain, or enforce our patents. Also, if we are required to move our research or manufacturing activities to new regions, this may expose us to jurisdictions with weaker intellectual property enforcement, differing patent eligibility standards, or greater risk of compulsory licensing. These factors could compromise the protection or value of our proprietary technologies, including our core patents and related know-how. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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
Our stock price has been and, in the future, may be subject to substantial volatility. During the fiscal year ended December 31, 2025, the price per share of our common stock has ranged as low as $0.68 and as high as $5.75.
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
In the past, stockholders have initiated class action lawsuits against pharmaceutical and biotechnology companies following periods of volatility in the market prices of these companies’ stock. For example, in late 2025 and early 2026, we and certain of our officers and directors were sued in a putative class action lawsuit and a related stockholder derivative lawsuit based on allegedly false and misleading statements related to nimacimab. Such litigation, could cause us to incur substantial costs and divert management’s attention and resources from our business.
Our failure to meet the continued listing requirements of the Nasdaq, including the minimum closing bid price requirement, could result in a delisting of our common stock.
If we fail to satisfy the continued listing requirements of the Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. As of the date of this Annual Report, our common stock has had a closing bid price of less than $1.00 per share for 39 consecutive trading days. As a result, because the closing bid prices is less than $1.00 for 30 consecutive trading days, we may receive a letter from NASDAQ stating that our common stock will be delisted unless we are able to regain compliance with the NASDAQ Listing Rule requiring that we maintain a closing bid price for our common stock of at least $1.00 per share. We cannot guarantee that our common stock will continue to trade above $1.00 per share in the near term or otherwise meet the NASDAQ listing requirements and therefore our common stock may in the future be subject to delisting.
If our common stock were no longer listed on NASDAQ, investors might only be able to trade on one of the over-the-counter markets, including the OTC Bulletin Board® or in the Pink Sheets® (a quotation medium operated by Pink Sheets LLC). This would impair the liquidity of our common stock, not only in the number of shares that could be bought and sold at a given price, which might be depressed by the relative illiquidity, but also through delays in the timing of transactions and reduction in media coverage. In addition, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•a limited amount of news and analyst coverage for us; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
Our executive officers, directors and greater than 5% stockholders, in the aggregate, owned approximately 36% of our outstanding common stock as of December 31, 2025. As a result, such persons, acting together, have the ability to control or significantly influence all matters submitted to our stockholders for approval, including the election and removal of directors and approval of any significant transaction, as well as our management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.
The consent rights of our January PIPE Investors pursuant to the January 2024 PIPE SPA may adversely affect our ability to pursue certain strategic transactions.
Under the terms of the securities purchase agreement (the "January 2024 PIPE SPA") entered into with certain investors ("the January 2024 PIPE Investors") in connection with the January PIPE Financing, so long as the January 2024 PIPE Investors continue to beneficially own in the aggregate at least 40% of the securities issued in the January 2024 PIPE Financing (such securities, the "Closing Securities"), the Company may not transfer, license (other than in the ordinary course of business), encumber, or sell a royalty interest in any intellectual property relating to nimacimab unless the Company obtains the written consent of Qualified Investors that, together with their respective affiliates, beneficially own at least a majority of the then outstanding Closing Securities owned by the Qualified Investors and their respective affiliates. The term "Qualified Investors" means any January 2024 PIPE Investor that, together with its affiliates, continues to own at least 80% of the Closing Securities originally purchased by it under the January 2024 PIPE SPA. As of the date of this Annual Report, to our knowledge, the January 2024 PIPE Investors own more than 40% of the Closing Securities. However, the views and interests of the Qualified Investors may differ or divulge from those of us and our other stockholders. As a result, the consent rights of our January 2024 PIPE Investors may have the effect of delaying, deferring or preventing us from pursuing certain strategic transactions that would directly or indirectly result in the transfer of such intellectual property, which may include, among other things, licensing of such intellectual property and/or a merger, consolidation, takeover or other business combination involving us, or discouraging a potential third party from pursuing such a transaction with us, even if such a transaction would benefit other stockholders.
We issued pre-funded warrants as part of our January 2024 financing, which may cause additional dilution to our shareholders.
In January 2024, we closed a private placement transaction and issued pre-funded warrants to purchase a total of 9,978,739 shares of our common stock, of which 3,677,879 have been exercised and 6,300,860 are currently outstanding. Each pre-funded warrant is exercisable for $0.001 per share of common stock underlying such pre-funded warrant. To the extent the pre-funded warrants are exercised, additional shares will be issued and such issuance would dilute existing shareholders and increase the number of shares eligible for resale in the public market.

We have a substantial number of authorized common shares available for future issuance that could cause dilution to our stockholders’ interest and adversely impact the rights of the holders of our shares.
We have a total of 100,000,000 shares of common stock authorized for issuance and up to 200,000 shares of preferred stock with the rights, preferences and privileges that our Board may determine from time to time. As of December 31, 2025, we have reserved; 4,528,555 shares for issuance upon the exercise of outstanding options, 492,488 shares for issuance upon the vesting of outstanding restricted stock units, 148,119 shares for issuance under our omnibus equity incentive plan, 142,500 shares for issuance under our inducement incentive plan, 328,427 shares for issuance under our 2022 employee stock purchase plan, and 9,390,042 shares for issuance upon the exercise of outstanding warrants. As of December 31, 2025, we had no outstanding preferred stock. As of December 31, 2025, we had 53,995,310 shares of common stock unreserved and available for issuance. We may seek financing that could result in the issuance of additional shares of our capital stock and/or rights to acquire additional shares of our capital stock. We may also make acquisitions that result in issuances of additional shares of our capital stock. Those additional issuances of capital stock would result in a significant reduction of your percentage interest in us. Furthermore, the book value per share of our common stock may be reduced. This reduction would occur if the exercise price of any issued warrants, the conversion price of any convertible notes is lower than the book value per share of our common stock at the time of such exercise or conversion.
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
If the price per share of our common stock at the time of exercise of any warrants, options, or any other convertible securities is in excess of the various conversion or exercise prices of these convertible securities, conversion or exercise of these convertible securities would have a dilutive effect on our common stock. As of December 31, 2025, we had outstanding (i) warrants to purchase up to 9,390,042 shares of our common stock at exercise prices ranging from $0.001 to $288 per share, (ii) options to purchase up to 4,528,555 shares of our common stock at exercise prices ranging from $1.06 to $76.25 per share, (iii) 492,488 unreleased restricted stock units exchangeable for shares of our common stock upon vesting. Further, any additional financing that we secure may require the granting of rights, preferences or privileges senior to those of our common stock and which result in additional dilution of the existing ownership interests of our common stockholders.
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
We will remain a smaller reporting company and non-accelerated filer until we have a public float of $700 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of less than $100 million, or a public float of $250 million or more as of the last business day of our most recently completed second fiscal quarter and annual revenues of $100 million or more. We will need to reassess, as of June 30, 2026, whether we will continue to qualify as a smaller reporting company and a non-accelerated filer for filings beyond the fiscal year ending December 31, 2025. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
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
The global credit and financial markets are currently, and have from time to time, experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, fluctuating interest and inflation rates, fluctuations in currency exchange rates, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in unemployment rates and uncertainty about economic stability. For example, while the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation, the Federal Reserve has indicated that it intends to closely monitor market conditions to determine whether it will consider making additional adjustments to short-term interest rates during the remainder of 2025. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military and/or geopolitical conflict, impact of a prolonged potential U.S. government shutdown, terrorism or other geopolitical events, with the potential to result in extreme volatility in the global capital markets and further global economic consequences, including the imposition of tariffs, disruptions of the global supply chain and energy markets. Sanctions imposed by the United States and other countries in response to such conflicts, including the one in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability.
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
The United States and other foreign jurisdictions may change customs regulations or tariff rates that are applied to our imports or exports at any time. Tariff changes are difficult to predict and may cause us material short-term or long-term cost fluctuations. In addition to the use of tariffs as a revenue-generating tool, the current administration in the United States has used tariffs more robustly in pursuing government policy. When increases are made to U.S. duty rates or tariffs, reciprocal action by other countries sometimes occurs, and any such increases could impact the price of our products and cause a decline in the demand for our products. In addition to duties and tariffs, any actions taken by the United States or by foreign countries to further implement trade policy changes, including limiting foreign investment or trade, increasing regulatory requirements, or other actions that impact our ability to obtain necessary licenses or approvals could negatively impact our business. These actions are unpredictable, and any of them could also have a material adverse effect on global economic conditions and the stability of global financial markets, significantly reduce global trade, restrict our access to suppliers or customers, and have a material adverse effect on our business, financial condition and results of operations.
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
We are currently subject to, and in the future could be subject to additional, securities class action litigation.
In the past, securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. For example, in late 2025 and early 2026, we and certain of our officers and directors were sued in a putative class action lawsuit and a related stockholder derivative lawsuit based on allegedly false and misleading statements related to nimacimab. We may be the target of additional litigation of this type in the future. Such litigation could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Pursuant to Section 404 of Sarbanes-Oxley, our management is required to annually report upon the effectiveness of our internal control over financial reporting. However, as a smaller reporting company and a non-accelerated filer and in accordance with new SEC rules effective in 2020, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for as long as we are not deemed an “accelerated filer” or “large accelerated filer". The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. If we or, if required, our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.
Although we have determined that our internal control over financial reporting was effective as of December 31, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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
Item 3. Legal Proceedings.
For a description of material legal proceedings, see Note 12 to the accompanying consolidated financial statements.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information.
Our common stock has been quoted on the Nasdaq Global Select Market under the symbol “SKYE”. On March 9, 2026, the last reported sale price of our common stock on the Nasdaq Global Select Market was $0.72 per share.
Stockholders. As of March 9, 2026, there were 181 stockholders of record. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.
Dividends. We have never declared or paid a cash dividend on our common stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board and subject to any restrictions that may be imposed by our lenders.
Performance Graph. We were a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act as of December 31, 2025, and are not required to provide a performance graph.
Recent Sales of Unregistered Securities. None.
Issuer Purchases of Equity Securities. None.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2025 and 2024 together with notes thereto. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited, to those set forth under “Risk Factors” and elsewhere in this Annual Report.
Unless otherwise provided in this Annual Report, references to “we,” “us,” “our” and “Skye” in this discussion and analysis refer to Skye Bioscience, Inc., a Nevada corporation, together with its wholly owned subsidiaries, Nemus, a California corporation, SKYE Bioscience Pty Ltd ("SKYE Bioscience Australia"), an Australian proprietary limited company, Emerald Health Therapeutics, Inc. (EHT) a corporation governed by the Business Corporations Act (British Columbia), and Bird Rock Bio Sub, Inc. ("BRB"), a Delaware corporation.
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
In October of 2025, we reported topline data from our Phase 2a clinical trial, CBeyondTM, for nimacimab and in February 2026 we reported interim results from the combination cohort of the 26 week extension study. In response to the trial results, we have shifted focus to a combination therapy strategy while continuing to evaluate the monotherapy as a potential standalone or second-line therapy if efficacy can be achieved with higher doses. In March 2026, we initiated an expansion study (Part C) of the CBeyond Phase 2a trial to assess preliminary safety and pharmacokinetic (PK) profile of nimacimab administered intravenously (IV). The expansion study will comprise two cohorts of nimacimab monotherapy (400 mg IV and 600 mg IV) compared to placebo administered weekly over 15 weeks (16 doses), with a 12 week follow up period.
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

In January 2024 and March 2024, we completed two private placement equity transactions (the "January and March PIPE Financings") with institutional accredited investors, in which we raised combined net aggregate proceeds of $83,556,563. The net proceeds raised from the January and March PIPE Financings, along with the reallocation of funds from the elimination of our ocular program (as described below) have allowed us to fund our clinical trial of nimacimab for obesity through top-line Phase 2a data, complete process intensification manufacturing activities along with drug substance and product manufacturing work needed for our Phase 2b study and enable us to expand upon our metabolic program with our other research and development efforts. Our cash runway currently excludes the Phase 2b clinical study, additional manufacturing activities expected to complete the Phase 2b resupply and costs related to future registrational studies.
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
In August of 2024, the Convertible Note (as defined in Note 6 to the accompanying consolidated financial statements) with a principal value of $5,000,000, was converted into 968,973 shares of our common stock.
During the fourth quarter of 2024, we were successful in our appeal in the Ninth Circuit Court of Appeals (the "Ninth Circuit") of the judgment of a material litigation matter, which has been remanded to the District Court for a new trial, and the bond related to the judgement was exonerated, allowing us to recover $9,000,000 in restricted cash. Additionally, in a related case with our insurance carrier, we collected $2,000,000 during the fourth quarter of 2024. The recovered funds were reallocated to further our clinical pipeline and extended our cash runway.
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
Research and Development Expenses
During the year ended December 31, 2025, we incurred $42,361,879 in research and development expenses primarily related to our efforts in conducting the Phase 2a clinical trial of nimacimab for obesity and manufacturing costs in preparation of our Phase 2b trial. During the year ended December 31, 2024, we incurred $18,701,694 in research and development expenses primarily related to our efforts in conducting the Phase 2a clinical trial of nimacimab for obesity, manufacturing and residual costs from our legacy Phase 2a SBI-100 OE clinical trial.
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
General and Administrative Expenses
Our general and administrative expenses have fluctuated year-over-year as we have entered into various strategic acquisitions to restructure and reposition our company. Additionally, as a business in the early stages of drug development we are in the process of scaling our operations by hiring additional employees and building the infrastructure necessary to increase efficiencies. These initiatives have resulted in additional costs related to the implementation of certain systems, insurance, facilities, legal, tax and accounting costs. As a public company, we expect to incur additional expenses related to insurance, investor relations activities, legal and other administration and professional services to comply with the rules and regulations of the SEC, the Financial Industry Regulatory Authority ("FINRA") and Nasdaq. Other significant costs are expected to include legal fees relating to patent and corporate matters, business development costs and fees for consulting services. To incentivize our employees and be competitive to retain strong talent we issued additional equity awards in 2024, which have resulted in increased stock-based compensation expense. We also expect that certain general and administrative expenses which are commensurate with headcount, will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries, technology, facilities and other related costs.
Estimated Legal Contingency and Income from Insurance Recovery
The estimated legal contingency relates to a material litigation matter that was related to our former management team. As of December 31, 2023, we had posted an appellate bond that was collateralized by an irrevocable letter of credit equal to, $9,080,202, approximately 150% of the liability recorded on our balance sheet. During 2024, we were successful in our appeal of the judgment in the Ninth Circuit Court of Appeals and the case was remanded back to the District Court for a new trial, as a result of which we reduced the estimated legal contingency based on new key assumptions. The final amount of the loss and loss recoveries remains uncertain. We believe that it is at least reasonably possible that the estimated amount of the potential loss may change in the near term. As of December 31, 2025, the estimated legal contingency, including accrued legal expenses, is $2,069,067. See Note 12 to the accompanying consolidated financial statements for more information.
Additionally, in a related case with our insurance carrier, we collected $2,000,000 during the fourth quarter of 2024. The recovered funds were reallocated to further our general operations.
Other Expense
Other (income) expense primarily includes gains from installment payments related to the sale of Verdelite Sciences, Inc. ("VDL") and the sale of the Avalite Sciences, Inc. ("AVI") building (the "AVI building") in the first quarter of 2024, and interest expense. These expenses are offset by interest income earned on our cash and cash equivalent balances and short term investments.

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
Recently Issued and Adopted Accounting Pronouncements
See Note 2 to the accompanying consolidated financial statements for information on recently issued accounting pronouncements and recently adopted accounting pronouncements. The adoption of recently adopted accounting pronouncements did not have a material impact on our consolidated financial statements.
Results of Operations
Comparison of the years ended December 31, 2025 and 2024
Research and Development Expenses
Below is a summary of our research and development expenses during the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Research and development expenses	$42,361,879	$18,701,694	$23,660,185	127%
Research and development expenses for the year ended December 31, 2025 increased by $23,660,185 when compared to the year ended December 31, 2024. The increase in research and development expenses was primarily due to the following increases:
•Clinical study costs decreased by $1,497,323 due to the planning and launch of the CBeyondTM study in August of 2024, which achieved 50% enrollment by the end of 2024 and topline data in October 2025. During the first half of 2024, we also completed our Phase 2a SBI-100 trial for glaucoma which was the driver for the decrease as this program was eliminated in the first half of 2024.
•Contract manufacturing costs increased by $20,689,916 due to nimacimab drug product and drug substance runs to resupply the Phase 2a study and prepare for the Phase 2b study. Additional costs related to process intensification and dose concentration activities which are intended to allow us to seamlessly transition to a Phase 2b and build a scalable manufacturing process for future studies.
•Discovery research and development costs increased by $1,857,009 primarily from studies related to the development of a diet induced obesity model to demonstrate proof of concept and mechanism of action studies related to nimacimab.
•Quality assurance costs increased by $108,747 from the use of consultants.

•Salaries and stock-based compensation increased by $1,932,840 due to increased headcount to support our metabolic pipeline and organizational expertise.
•Consulting and advisory fees increased by $724,360 to support our nimacimab program.
•General business expenses decreased by $350,061 due to the non-recurrence of fees associated with eliminating our glaucoma program.
•Depreciation and amortization expense increased by $223,456.
General and Administrative Expenses
Below is a summary of general and administrative expenses during the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
General and administrative expenses	$15,801,686	$17,725,741	$(1,924,055)	(11)%
General and administrative expenses for the year ended December 31, 2025 decreased by $1,924,055 as compared to the year ended December 31, 2024. The decrease in general and administrative expenses was primarily due to the following:
•Salaries, benefits and other direct employee related costs decreased by $742,057 primarily due to lower of stock based compensation expense in the current period due to the achievement of certain performance based milestones related to RSUs granted to members of management and members of the board of directors of the Company in 2024, the decrease was offset by increased headcount.
•Investor relations, marketing and communications expenses increased by $580,995 due primarily to a market evaluation study for nimacimab and increased investor communications and marketing activities.
•Professional, fees decreased by $1,408,506 primarily due to the decrease in professional fees from tax and financial advisory services.
•Consulting and advisory fees increased by $499,909 primarily due to the increase in finance accounting and human resource consultants and the cost of the company's annual general meeting of shareholders.
•Recruiting fees expenses decreased by $176,176 due to the one time cost to hire an executive in the prior period.
•General business expenses decreased by $314,569 primarily due to the one time Nasdaq listing fee and filing fees in the prior period and lower insurance premiums in 2025, these decreases were offset by an increase in software costs.
•Legal fees decreased by $137,852 due to decreases in litigation related activities, one-time fees related to SEC filings in the prior period, decreases in external legal costs.
•General and administrative foreign exchange expenses decreased by $244,212 due to exchange rate fluctuation of the operation of our foreign subsidiaries.
Change in Estimate for Legal Contingencies
Below is a summary of the estimated legal contingencies during the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Change in estimate for legal contingencies	$—	$(4,234,717)	$4,234,717	(100)%
There was no change in estimate for legal contingency for the year ended December 31, 2025, as compared to the gain during the year ended December 31, 2024. The adjustment for the year ended December 31, 2024 was due to a change in managements estimate related to the total liability due in the Cunning Lawsuit. For additional information regarding the adjustment to the legal contingency, see Note 12 to the accompanying consolidated financial statements.

Income from Insurance Recovery
Below is a summary of the income from insurance recovery during the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Income from insurance recovery	$—	$(2,000,000)	$2,000,000	(100)%
There was no income from insurance recovery for the year ended December 31, 2025, as compared to the income during the year ended December 31, 2024. The income for the year ended December 31, 2024 is due to the Company reaching a settlement with its former D&O carrier for coverage related to the Cunning Lawsuit.
Other Expense (Income)
Below is a summary of other expense (income) during the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024	$ Change 2025 vs. 2024	% Change 2025 vs. 2024
Interest expense	$—	$749,308	(749,308)	(100)%
Interest income	(1,883,903)	(3,028,762)	1,144,859	(38)%
Gain from asset sale	(360,750)	(1,358,412)	997,662	(73)%
Other expense	502	2,200	(1,698)	(77)%
Total other expense (income), net	$(2,244,151)	$(3,635,666)	$1,391,515	(38)%
For the year ended December 31, 2025, we had a decrease in other income, net of $1,391,515 as compared to the same period in 2024 primarily due to:
•Gain on sale of asset decreased by $997,662, due to the one-time sale of the AVL real estate during the year ended December 31, 2024. During the year ended December 31, 2025, the Company continued to collect installment payments from the sale of VDL totaling $360,750.
•Decreased interest expense of $749,308 due to the reduction of debt.
•Decreased interest income of $1,144,859 due to the decreased interest from our cash and cash equivalents and short-term investments yields as a result of the decrease in cash equivalents and short-term investments on hand.
Liquidity, Going Concern and Capital Resources
We have incurred operating losses and negative cash flows from operations since our inception. We expect to continue to incur significant losses and negative cash flows from operations through 2026 and into the foreseeable future. We anticipate that we will continue to incur net losses in order to advance and develop potential drug candidates into preclinical and clinical development activities and support our corporate infrastructure, which includes the costs associated with being a public company. Historically, we have funded our operations primarily through issuance of equity securities, borrowings from a related party and strategic transactions.
As of December 31, 2025, had working capital of $18,888,688 and an accumulated deficit of $186,874,486. As of December 31, 2025, the Company had cash and cash equivalents in the amount of $25,737,221. For the years ended December 31, 2025 and 2024, the Company incurred losses from operations of $58,163,565 and $30,192,718, respectively. For the years ended December 31, 2025 and 2024, the Company incurred net losses of $55,924,814 and $26,567,123, respectively.
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

On July 1, 2024, 1,301,573 pre-funded warrants issued in the January 2024 PIPE Financing with an intrinsic value of $10,424,294, were exercised on a cashless basis, resulting in the issuance 1,301,410 shares of Company's common stock (see Note 8 to the accompanying consolidated financial statements).
On October 7, 2025, 1,059,441 pre-funded warrants issued in the January 2024 PIPE Financing with an intrinsic value of $2,012,938 were exercised on a cashless basis, resulting in the issuance of 1,059,441 shares of Company's common stock.
On December 18, 2025, 1,289,861 pre-funded warrants issued in the January 2024 PIPE Financing with an intrinsic value of $1,360,803 were exercised on a cashless basis, resulting in the issuance of 1,289,861 shares of Company's common stock.
On December 23, 2025, 25,192 pre-funded warrants issued in the January 2024 PIPE Financing with an intrinsic value of $23,177 were exercised on a cashless basis, resulting in the issuance of 25,192 shares of Company's common stock.
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
Going Concern
Our independent registered public accounting firm has issued a report on our audited consolidated financial statements as of and for the year ended December 31, 2025 that included an explanatory paragraph referring to our recurring operating losses and expressing substantial doubt in our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which assumes the realization of assets and settlement of liabilities in the normal course of business. Our consolidated financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.
As of December 31, 2025, management estimates that we have sufficient capital to continue our operations through the fourth quarter of 2026, excluding the anticipated clinical cost of a proposed Phase 2b study and additional anticipated drug manufacturing costs to supply any such Phase 2b study. However, our continued operations beyond the fourth quarter of 2026 will depend on our ability to successfully raise additional capital through various potential sources, such as equity and/or debt financings, or strategic relationships. Our ability to access the capital markets is expected to be extremely limited. If we seek additional financing to fund our operations and there remains substantial doubt about our ability to continue as a going concern, our financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. In addition, the uncertainty as to the resolution of the Cunning Lawsuit could limit our ability to raise new capital from investors to operate our business. If adequate funds are not available to us when needed we will be required to curtail or perhaps cease our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. Refer to "Risks Related to Our Limited Operating History, Financial Position and Capital Requirements — Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment" for additional information.
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
Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our consolidated financial statements which are included elsewhere in this Annual Report:

	Year ended December 31,
	2025	2024
Net cash and cash equivalents provided by (used in):
Operating activities	$(43,062,529)	$(25,237,480)
Investing activities	(19,500,285)	(245,615)
Financing activities	29,571	83,562,181
Net increase (decrease) in cash and cash equivalents	$(62,533,243)	$58,079,086

Cash Flows from Operating Activities
The primary use of cash and cash equivalents for our operating activities during the years ended December 31, 2025 and 2024 was to fund research and development activities for our clinical product candidates, nimacimab and our prior drug candidate, SBI-100 OE, along with general and administrative activities. Our cash and cash equivalents used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges.
Cash and cash equivalents used in operating activities of $43,062,529 during the year ended December 31, 2025, reflected a net loss of $55,924,814, the loss was adjusted by aggregate non-cash charges of $8,130,296 and included a $4,731,989 decrease in our operating assets and liabilities. Non-cash charges included $723,352 of depreciation and amortization, $7,767,694 for stock-based compensation expense, $360,750 for a non-cash gain on the sale of an asset. The net change in our operating assets and liabilities included a $1,054,580 increase in our prepaid expenses and other current assets, a decrease in accounts payable of $1,395,428, and a $2,281,981 decrease in our accrued expenses and other current liabilities.
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
Cash Flows from Investing Activities
Cash and cash equivalents used in investing activities of $19,500,285 during the year ended December 31, 2025 consisted of proceeds from the sale of VDL of $360,750 and purchase of short-term investments of $19,854,723, offset by capital expenditures from the purchase of property and equipment of $6,312.
Cash and cash equivalents used in investing activities of $245,615 during the year ended December 31, 2024 consisted of our capital expenditures from the purchase of property and equipment of $1,604,027 offset by the proceeds from the sale of the AVI building of $1,358,412.
Cash Flows from Financing Activities
During the year ended December 31, 2025, cash and cash equivalents provided by financing activities was composed of $29,571 in proceeds received from the purchase of shares of our common stock pursuant to our employee stock purchase plan.
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
Item 8. Financial Statements and Supplementary Data.
Our consolidated financial statements and the report of our independent registered public accounting firm are included in this report on pages F-1 through F-28.
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
Our management, with the supervision and participation of our Chief Executive Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013 (COSO 2013 Framework).
Based on their assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.
As we are a smaller reporting company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Director and Officer Trading Arrangements
On December 12, 2025, 5AM Partners II, LLC (the general partner of 5AM Ventures II, L.P. and 5AM Co-Investors II, L.P.) adopted a Rule 10b5-1 trading plan with Piper Sandler & Co. (“Piper Sandler”). 5AM Partners II, LLC’s Rule 10b5-1 trading plan (the “10b5-1 Plan”) is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and provides for the potential sale by Piper Sandler of up to 1,514,557 shares of the Company’s common stock from the 10b5-1 Plan’s effective date of January 11, 2026 until its termination date of November 16, 2026, subject to earlier termination in accordance with the terms of the 10b5-1 Plan and applicable laws, rules and regulations. Andrew Schwab is a member of the Board of Directors of the Company and a managing member of 5AM Partners II, LLC, with shared voting and investment power over the shares in the 10b5-1 Plan. Mr. Schwab disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be contained in our definitive Proxy Statement to be filed with the Securities and Exchange Commission on Schedule 14A in connection with our 2026 Annual General Meeting of shareholders (the "Proxy Statement"), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Executive Officers,” “Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Delinquent Section 16(a) Reports,” and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. A current copy of the code is posted on the Investor Relations——Corporate Governance section of our website, which is filed with this Annual Report as Exhibit 20. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Global Select Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report as Exhibit 19.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Financial Statements. The following consolidated financial statements of Skye Bioscience, Inc., together with the report thereon of CBIZ CPAs P.C., an independent registered public accounting firm (PCAOB Firm No. 199) and Marcum LLP, an independent registered public accounting firm (PCAOB Firm No. 688), are included in this Annual Report.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Skye Bioscience, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Skye Bioscience, Inc. and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ CBIZ CPAs P.C.
CBIZ CPAs P.C.
We have served as the Company's auditor since 2022 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).
Morristown, New Jersey
March 10, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Skye Bioscience, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Skye Bioscience, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/ Marcum LLP
We have served as the Company's auditor from 2022 to 2025.
Morristown, New Jersey
March 20, 2025

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
ASSETS	2025	2024
Current assets
Cash and cash equivalents	$5,882,498	$68,415,741
Short-term investments	19,854,723	—
Prepaid expenses	504,890	201,962
Other current assets	852,036	2,209,544
Total current assets	27,094,147	70,827,247

Property and equipment, net	898,930	1,432,752
Operating lease right-of-use asset	266,646	449,864
Other assets	53,910	53,910
Total assets	$28,313,633	$72,763,773

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,033,431	$569,252
Accrued payroll liabilities	1,269,474	1,114,255
Other current liabilities	2,643,840	654,201
Estimate for accrued legal contingencies and related expenses	2,069,067	1,818,751
Operating lease liability, current portion	189,647	182,428
Total current liabilities	8,205,459	4,338,887

Non-current liabilities
Operating lease liability, net of current portion	83,999	273,162
Total liabilities	8,289,458	4,612,049

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.001 par value; 200,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2025 and 2024, respectively; 33,378,139 and 30,974,559 shares issued and outstanding at December 31, 2025 and 2024, respectively	33,379	30,975
Additional paid-in-capital	206,865,282	199,070,421
Accumulated deficit	(186,874,486)	(130,949,672)
Total stockholders’ equity	20,024,175	68,151,724
Total liabilities and stockholders’ equity	$28,313,633	$72,763,773

See accompanying notes to the consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2025	2024
Operating expenses
Research and development	$42,361,879	$18,701,694
General and administrative	15,801,686	17,725,741
Change in estimate for legal contingency	—	(4,234,717)
Income from insurance recovery	—	(2,000,000)
Total operating expenses	58,163,565	30,192,718

Operating loss	(58,163,565)	(30,192,718)

Other (income) expense
Interest expense	—	749,308
Interest income	(1,883,903)	(3,028,762)
Gain from asset sale	(360,750)	(1,358,412)
Other expense	502	2,200
Total other (income) expense, net	(2,244,151)	(3,635,666)

Loss before income taxes	(55,919,414)	(26,557,052)
Provision for income taxes	5,400	10,071

Net loss	$(55,924,814)	$(26,567,123)

Loss per common share
Basic	$(1.41)	$(0.73)
Diluted	$(1.41)	$(0.73)

Weighted average shares of common stock outstanding used to compute loss per share:
Basic	39,662,664	36,486,519
Diluted	39,662,664	36,486,519
See accompanying notes to the consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2025	2024
Cash flows from operating activities:
Net loss	$(55,924,814)	$(26,567,123)

Adjustments to reconcile net loss to net cash, cash equivalents used in operating activities:
Write-down of vendor deposits	—	325,610
Depreciation and amortization	723,352	298,640
Net loss on disposal of asset	—	10,794
Stock-based compensation expense	7,767,694	8,317,480
Amortization of debt discount	—	599,006
Change in estimate for legal contingencies	—	(4,234,717)
Gains from asset sales	(360,750)	(1,358,412)
Changes in assets and liabilities:
Prepaid expenses	(302,928)	(7,703)
Other current assets	1,357,508	(1,415,225)
Other assets	—	(45,601)
Accounts payable	1,395,428	(586,533)
Accrued interest – related party	—	(126,027)
Accrued interest – legal contingency	—	(234,750)
Accrued payroll liabilities	155,219	225,874
Other current liabilities	2,308,706	(344,351)
Operating lease liability	(181,944)	(94,442)
Net cash, cash equivalents used in operating activities	(43,062,529)	(25,237,480)

Cash flows from investing activities:
Proceeds from asset sales, net of legal expenses	360,750	1,358,412
Purchase of short-term investment	(19,854,723)	—
Purchases of property and equipment	(6,312)	(1,604,027)
Net cash, and cash equivalents used in investing activities	(19,500,285)	(245,615)

Cash flows from financing activities:
Proceeds from PIPE financing, net of $6,434,447 of issuance costs	—	83,556,563
Purchase under employee stock purchase plan	29,571	—
Proceeds from option exercises	—	5,618
Net cash, and cash equivalents provided by financing activities	29,571	83,562,181

Net increase in cash and cash equivalents	(62,533,243)	58,079,086

Cash, cash equivalents, beginning of year	$68,415,741	$10,336,655

Cash, cash equivalents, end of year	$5,882,498	$68,415,741

Cash paid during the year for:
Interest	$—	$433,336
Income taxes	5,400	5,200

Supplemental disclosures of non-cash financing activities:
Right of use asset obtained in exchange for operating lease liabilities	$—	$306,764
Conversion of convertible note - related party	—	4,971,004
See accompanying notes to the consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Stockholders' Deficit
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amounts

Balance, December 31, 2023	12,349,243	$12,349	$102,238,382	$(104,382,549)	$(2,131,818)

Issuance of Common Stock and Warrants, net of equity issuance costs $6,434,447	15,713,664	15,714	83,540,849	—	83,556,563

Stock-based compensation expense	639,664	640	8,316,840	—	8,317,480

Exercise of stock options	1,605	2	5,616	—	5,618

Exercise of pre-funded warrants	1,301,410	1,301	(1,301)	—	—

Conversion of convertible note - related Party	968,973	969	4,970,035	—	4,971,004

Net loss for the year ended December 31, 2024	—	—	—	(26,567,123)	(26,567,123)

Balance, December 31, 2024	30,974,559	$30,975	$199,070,421	$(130,949,672)	$68,151,724

Stock-based compensation expense	10,625	11	7,767,683	—	7,767,694

Purchases under employee stock purchase plan	18,461	18	29,553	—	29,571

Exercise of pre-funded warrants	2,374,494	2,375	(2,375)	—	—

Net loss for the year ended December 31, 2025	—	—	—	(55,924,814)	(55,924,814)

Balance, December 31, 2025	33,378,139	$33,379	$206,865,282	$(186,874,486)	$20,024,175
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
As of December 31, 2025, the Company has devoted substantially all its efforts to securing its product pipeline, carrying out its own research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Liquidity and Going Concern
The Company has incurred operating losses and negative cash flows from operations since inception and as of December 31, 2025, had a working capital of $18,888,688 and an accumulated deficit of 186,874,486. As of December 31, 2025, the Company had unrestricted cash, cash equivalents and short-term investments in the amount of $25,737,221. For the years ended December 31, 2025 and 2024, the Company incurred losses from operations of $58,163,565 and $30,192,718, respectively. For the years ended December 31, 2025 and 2024, the Company incurred net losses of $55,924,814 and $26,567,123, respectively. The Company expects to continue to incur significant losses and negative cash flows from operations through 2026 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. As the Company is continuing its clinical trials, it has increased research and development spending and increased cash used in operating activities. This factor, among others, has resulted in an overall increase in cash used in operating activities for the year ended December 31, 2025. As of the date that these financials are filed, management estimates that the Company has sufficient capital to continue its operations through the fourth quarter of 2026, excluding the anticipated clinical cost of a proposed Phase 2b study and additional anticipated drug manufacturing costs to supply any such Phase 2b study. However, the Company's continued operations beyond the fourth quarter of 2026 will depend on its ability to successfully raise additional capital through various potential sources, such as equity and/or debt financings, or strategic relationships. If adequate funds are not available to the Company when needed it will be required to curtail or perhaps cease operations which would, in turn, further raise substantial doubt about its ability to continue as a going concern. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.
It is possible that the Company may encounter issues relating to supply chain issues, a lack of production or laboratory resources, global economic and political conditions, pandemics or cyberattacks that could cause business disruptions and clinical trial delays which will need to be managed in the future. The factors to take into account in going concern judgments and financial projections include travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of service providers and the general economy. In addition, increased inflation has had, and may continue to have, an effect on interest rates. Increased interest rates may adversely affect the terms under which the Company can obtain, any potential additional funding.
After considering the plans to alleviate substantial doubt, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
2. Summary of Significant Accounting Policies
Basis of Presentation
The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation, including reclassifying discovery research and development expense amounts from external clinical development expenses into other research and development expenses, as described in Note 13, Segment Reporting. Such reclassifications did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
Principles of Consolidation
The accompanying consolidated financial statements as of December 31, 2025, include the accounts of the Company and its wholly owned subsidiaries SKYE Bioscience Australia, EHT, BRB and Nemus Sub. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expense during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates and judgements used in determining stock based compensation expense, estimated legal contingencies and estimates related to the vendors' percentage of completion under its research and development contracts, which are not readily apparent from other sources.
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
The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making such determinations, management considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Due to the substantial doubt related to the Company’s ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2025 and 2024. As a result of this valuation allowance, there are no income tax benefits reflected in the accompanying Consolidated Statements of Operations to offset pre-tax losses.
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
Loss Per Common Share
The Company applies ASC No. 260, Earnings per Share in calculating its basic and diluted loss per common share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted loss per share of common stock is computed by giving effect to all potential common stock equivalents outstanding for the period determined using the treasury stock method. For purposes of this calculation, options to purchase common stock, restricted stock units and warrants to purchase common stock are considered to be common stock equivalents. In periods with a reported net loss, such common stock equivalents are excluded from the calculation of diluted net loss per share of common stock if their effect is anti-dilutive. For additional information regarding the loss per share (see Note 10).
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
Government Assistance
The Company adopted ASU 2021-10 Government Assistance on January 1, 2022. The Company accounts for the tax rebates received from the Australian Taxation Office ("ATO") under such guidance. The Company accounts for the rebates that it receives under the AusIndustry research and development tax incentive program under the income recognition model of IAS 20. Under this model, when there is reasonable assurance that the rebate will be received, the Company recognizes the income from the tax rebate as an offset to research and development expense during the period which the benefit applies to the research and development costs incurred. The total tax rebates received under the AusIndustry incentive program were $0 for the year ended December 31, 2025 related to incentives earned in the prior year and $493,362 for the year ended December 31, 2024.
Foreign Currency Translation
The Company’s reporting currency and the functional currency of its foreign subsidiaries is the United States dollar. The local currencies of its foreign subsidiaries are the Canadian Dollar (“CAD”) and Australian dollar (“AUD”). Assets and liabilities are remeasured based on the exchange rates at the balance sheet date 0.7305 for the CAD, 0.6703 for the AUD as of December 31, 2025 and 0.6952 for the CAD and 0.623 for the AUD as of December 31, 2024, while expense accounts are remeasured at the weighted average exchange rate for the period 0.7249 for the CAD and 0.6645 for the AUD for the year ended December 31, 2025 and 0.7023 for the CAD and 0.6342 for the AUD as of December 31, 2024. Equity accounts are remeasured at historical exchange rates. The resulting remeasurement adjustments are recognized in general and administrative expenses in the consolidated financial statements.
During the years ended December 31, 2025 and 2024, the Company recorded foreign currency remeasurement gain of $96,190 and a loss of $148,023, respectively, which are reflected in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Foreign currency gains and losses resulting from transactions denominated in foreign currencies are recorded in the Consolidated Statements of Operations. During the years ended December 31, 2025 and 2024, the Company recorded foreign currency transaction loss of $1,085,098 and gain of $49,984, respectively, which is reflected in the loss from operations in the accompanying consolidated statement of operations.

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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment — pharmaceutical development. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company. See Segment Note 13.
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures. This ASU requires greater disaggregation of information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. This ASU applies to all entities subject to income taxes and is intended to help investors better understand an entity’s exposure to potential changes in jurisdictional tax legislation and assess income tax information that affects cash flow forecasts and capital allocation decisions. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. This ASU should be applied on a prospective basis although retrospective application is permitted. The Company adopted this ASU as of January 1, 2025, and the related disclosure, a tabular reconciliation of the provision for income taxes to the amount computed, is described in Note 11.
Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11 – Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements and disclosures.
In December 2025, the FASB issued its final Accounting Standard Update ("ASU") which makes improvements to the Accounting Standards Codification ("ASC") in response to feedback from stakeholders. This standard, issued as ASU 2025-12, specifically updates the ASC for a broad range of topics arising from technical corrections, unintended application of the ASC, clarifications, and other minor improvements. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the effect of this guidance on its financial statements and related disclosures.
3. Fair Value Measurement
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement as of December 31, 2025
	Valuation
	Hierarchy	Total
Assets:
Money market funds (included in cash and cash equivalents)	Level 1	$1,461,609
U.S. treasury obligations (included in short-term investments)	Level 1	19,854,723
Total cash equivalents and marketable securities		$21,316,332
4. Assets Acquisitions and Dispositions
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
At the time of the EHT Acquisition there were arrangements in place to sell the acquired assets and liabilities that comprised two of EHT's subsidiaries, Emerald Health Therapeutics Canada, Inc. ("EHTC") and VDL. As of December 31, 2024 the Company has divested both of EHT's former operating entities, and the divestiture of substantially all of EHT's assets, including the real estate held by AVI.
Sale of real estate
The wind down of EHT's operations included the disposition of real estate held by AVI (the "AVI building"). At the time of the Company’s acquisition of EHT on November 10, 2022 (the “EHT Acquisition”), none of the purchase consideration was allocated to the fair value of the AVI building. As a result of the sale of the AVI building, for the year ended December 31, 2024, the Company recorded a gain of $1,145,141 as a Gain from Asset Sales within the Other Income and Expense section of the Company's Consolidated Statements of Operations.
Divestiture of VDL, Release and Discharge Agreement
On July 17, 2024, the Company entered into a transaction, release and discharge agreement with the purchaser of Verdelite Sciences, Inc. ("VDL"). Under the transaction, release and discharge agreement, the purchase price of VDL was adjusted in exchange for a full release of any future claims by VDL against the Company. As part of the agreement, the parties agreed to a reduced installment payment schedule for the remaining aggregate balance of the purchase price of $2,047,080 through December 2027. The remainder of the purchase price receivable bears interest at 8%. Upon signing the transaction, release and discharge agreement, the Company recorded $360,750 and $213,404 as a Gain from Asset Sales within the Other Income and

Expense section of the Company's Consolidated Statement of Operations for twelve months ended December 31, 2025 and 2024, respectively.
5. Prepaid Expenses, Other Current Assets, Property and Equipment and Other Current Liabilities
Prepaid expenses consist of the following:

	As of December 31
	2025	2024
Prepaid clinical expenses	$231,493	$13,078
Total other prepaid expenses	273,397	188,884
	$504,890	$201,962
Other current assets consist of the following:

	As of December 31
	2025	2024
Vendor deposits	827,781	1,997,274
Other tax receivables	10,474	5,065
Other current assets	13,781	207,205
	$852,036	$2,209,544
Property and equipment, net consists of the following:

	As of December 31
	2025	2024
Machinery and equipment	$1,527,419	$1,527,419
Furniture and fixtures	24,496	18,184
Computer equipment	96,744	96,744
Leasehold improvements	23,918	23,918
Total property and equipment, gross	1,672,577	1,666,265
Less: accumulated depreciation and amortization	(773,647)	(233,513)
Total property and equipment, net	$898,930	$1,432,752
Depreciation and amortization expense for the twelve months ended December 31, 2025 and twelve months ended December 31, 2024 was $540,135 and $203,757, respectively.
Other current liabilities consist of the following:

	As of December 31
	2025	2024
Research and development costs	$2,518,724	$325,415
Legal expenses	88,838	114,359
Consulting and professional fees	26,356	109,375
Other accrued liabilities	9,922	105,052
	$2,643,840	$654,201
6. Warrants
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

Warrants
Warrants vested and outstanding as of December 31, 2025 are summarized as follows:

Source	Exercise Price	Remaining Term (Years)	Number of Warrants Outstanding
2016 Common Stock Warrants to Service Providers	287.50	0.83	160
2021 Inducement Warrants	37.50	0.57	84,667
2021 Inducement Warrants to Placement Agent	47.00	0.57	5,927
2021 Common Stock Warrants	22.50	0.74	311,113
2021 Common Stock Warrants to Placement Agent	27.50	0.74	21,778
August 2023 Convertible Note Common Stock Warrants	5.16	7.63	340,000
August 2023 PIPE Financing Common Stock Warrants	5.16	7.63	2,325,537
January 2024 Pre-Funded Warrants Common Stock	0.001	Indefinite	6,300,860
Total warrants outstanding as of December 31, 2025			9,390,042
As of December 31, 2025, all of the Company's warrants are fully vested.
January 2024 Pre-Funded Warrants
In connection with the January 2024 PIPE Financing (as defined in Note 8), the Company issued the Pre-Funded Warrants. The Pre-Funded Warrants have an exercise price of $0.001 per share, and were exercisable immediately upon issuance until exercised in full. The gross proceeds from the issuance of these Pre-Funded Warrants was $22,991,015. The Company determined that the Pre-Funded Warrants are freestanding instruments that do not meet the definition of a liability or derivative. The Pre-Funded Warrants are indexed to the Company’s common stock and meet all other conditions for equity classification. Accordingly, the Pre-Funded Warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time issued. The Company also determined that the Pre-Funded Warrants should be included in the determination of basic and diluted earnings per share.
7. Debt
Convertible Note - Related Party
On August 15, 2023, the Company entered into a Secured Note and Warrant Purchase Agreement with MFDI, LLC (“MFDI”), pursuant to which the Company issued to MFDI a $5,000,000 secured convertible promissory note (the "Convertible Note") and a warrant to purchase 340,000 shares of common stock on August 18, 2023 . The Convertible Note accrued interest at a rate of 10% per annum and had a fixed conversion price at $5.16.
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

Interest Expense
There was no interest expense in 2025. The Company’s interest expense for 2024 consists of the following:

Year Ended December 31,
2024
Related party interest expense – stated rate	$302,740
Legal judgment estimated interest (income) expense	(234,750)
Bond premium	59,929
Premium on irrevocable letter of credit	22,383
Non-cash interest expense:
Amortization of debt discount	582,550
Amortization of transaction costs	16,456
$749,308
8. Stockholders’ Equity and Capitalization
The Company reserved shares of common stock, on an as-if converted basis, for issuance as follows:

	Year Ended December 31,
	2025	2024
Options issued and outstanding	4,528,555	3,036,603
Shares available for issuance under the Amended and Restated Omnibus Incentive Plan	319,822	119,046
Shares available for issuance under ESPP	328,427	192,016
Shares available for issuance under our Inducement Plan	142,500	286,500
Restricted stock units issued and outstanding	492,488	503,113
Warrants issued and outstanding	9,390,042	11,880,110
	15,201,834	16,017,388
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
Convertible Note - Related Party
On August 8, 2024, MFDI exercised the conversion option under the Convertible Note and converted the full principal balance. This conversion resulted in the issuance of 968,973 shares of the Company's common stock and the payment of accrued interest in cash.
Stock Issued for Services
For the twelve months ended December 31, 2025 and 2024, the Company released 0 and 5,000 shares, respectively, of common stock to a service provider (Note 9).
Warrant Exercises
Prefunded Warrant Exercise
On July 1, 2024, 1,301,573 pre-funded warrants issued in the January 2024 PIPE Financing with an intrinsic value of $10,424,294 were exercised on a cashless basis, resulting in the issuance of 1,301,410 shares of Company's common stock.
On October 7, 2025, 1,059,441 pre-funded warrants issued in the January 2024 PIPE Financing with an intrinsic value of $2,012,938 were exercised on a cashless basis, resulting in the issuance of 1,059,441 shares of Company's common stock.
On December 18, 2025, 1,289,861 pre-funded warrants issued in the January 2024 PIPE Financing with an intrinsic value of $1,360,803 were exercised on a cashless basis, resulting in the issuance of 1,289,861 shares of Company's common stock.
On December 23, 2025, 25,192 pre-funded warrants issued in the January 2024 PIPE Financing with an intrinsic value of $23,177 were exercised on a cashless basis, resulting in the issuance of 25,192 shares of Company's common stock.
Restricted Stock Units Released
A total of 10,625 and 634,664 RSUs were vested and settled in 2025 and 2024, respectively
9. Stock-Based Compensation
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
The Amended and Restated Plan, among other things, provides that each January 1 beginning in 2023 and ending on (and including) January 1, 2032 the number of shares will increase by 5% of the outstanding shares of common stock as of the prior December 31, unless the Board of Directors of the Company decides to a lesser increase.

As of December 31, 2025, the shares available for future grant under the Amended and Restated Plan are as follows:

Shares Available for Grant
Available as of December 31, 2024	119,046
Share pool increase	1,548,728
Forfeited/Cancelled	324,248
Option grants	(1,672,200)
Available as of December 31, 2025	319,822
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
As of December 31, 2025, the shares available for future grant under the Amended and Restated Plan are as follows:

Shares Available for Grant
Available as of December 31, 2024	286,500
Forfeited/Cancelled	31,000
Option grants	(175,000)
Available as of December 31, 2025	142,500
Stock Options
Options granted under the Company's equity incentive plans expire no later than ten years from the date of grant. Options granted under the Company's equity incentive plans may be either incentive or non-qualified stock options. For incentive and non-qualified stock option grants, the option price shall be at least 100% of the fair value on the date of grants, as determined by the Company’s Board of Directors. If at any time the Company grants an option, and the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. The shares issued generally vest over a period of one to four years from the date of grant.

The following is a summary of option activities under the Company’s Amended and Restated Plan and the Inducement Plan for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2024	3,036,603	$7.72	8.91	$22,624

Granted	1,847,200	2.85
Forfeited	(176,334)	4.34
Cancelled	(178,914)	10.99
Outstanding, December 31, 2025	4,528,555	$5.74	8.73	$—
Exercisable, December 31, 2025	1,863,551	$7.03	8.38	$—
Vested and expected to vest, December 31, 2025	4,528,555	$5.74	8.73	$—
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at December 31, 2025 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted for the years ended December 31, 2025 and 2024, was $2.09 and $6.04, respectively. The total fair value of the stock options that vested during the years ended December 31, 2025 and 2024 was $5,655,038 and $4,034,671, respectively.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

	Year Ended December 31,
	2025	2024
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.79-4.27%	3.69-4.48%
Expected term (years)	5.27-6.08	5.27-6.08
Volatility	83.86-86.09%	81.73-99.96%
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
The fair value of the Company's market-based RSUs were estimated on the modification date under the following assumptions:

August 22, 2024
Dividend yield	0.00%
Volatility factor	94.3%
Risk-free interest rate	3.76%
Derived service periods (years)	2.11
The following is a summary of restricted stock unit activity during the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2024	503,113	$9.62
Granted	—	—
Released	(10,625)	4.80
Unvested, December 31, 2025	492,488	$9.72
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
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period. The Company recognized stock-based compensation expense, including compensation expense for warrants with vesting provisions issued to a service provider (Note 6), and the RSUs discussed above, in its Consolidated Statements of Operations as follows:

	Year Ended December 31,
	2025	2024
Research and development	$2,061,154	$1,514,921
General and administrative	5,706,540	6,802,559
	$7,767,694	$8,317,480
The total amount of unrecognized compensation cost was $10,276,636 as of December 31, 2025. This amount will be recognized over a weighted-average period of 2.5 years.

2022 Employee Stock Purchase Plan
In June 2022, the Board approved the 2022 Employee Stock Purchase Plan (the "ESPP"), under which the Company may offer eligible employees the option to purchase common stock at a 15% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the ESPP. Total individual purchases in any year are limited to 15% of compensation. The ESPP was approved by the Company's stockholders on September 30, 2022. As of December 31, 2025, 18,461 shares were issued under the ESPP. The compensation expense, computed using the Black-Scholes model was immaterial.
10. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	For the Year Ended December 31, 2025
	Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Net loss	$(55,924,814)

Basic EPS and diluted EPS
Net loss available to common stockholders	(55,924,814)	39,662,664	$(1.41)

	For the Year Ended December 31, 2024
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net loss	$(26,567,123)

Basic EPS and diluted EPS
Net loss available to common stockholders	(26,567,123)	36,486,519	$(0.73)
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Year Ended December 31,
	2025	2024
Stock options	4,528,555	3,036,603
Unvested restricted stock units	492,488	503,113
Warrants	3,089,182	3,202,944
Total	8,110,225	6,742,660
11. Income Taxes
The components of loss before the income tax provision consist of the following:

	Year Ended December 31,
	2025	2024
United States	$(56,242,571)	$(27,495,672)
Foreign	323,157	938,620
Pre-tax loss from operations	$(55,919,414)	$(26,557,052)

The components of the income tax expense consisted of the following:

	Year Ended December 31,
Current income tax expense	2025	2024
Federal	$—	$—
State	5,400	10,071
Foreign	—	—
Total current income tax expense	$5,400	$10,071

The Company is subject to taxation in the United States, various states, Australia, and Canada. The Company’s tax years for 2022 (federal), 2021 (States), 2021 (Australia) and 2021 (Canada) and forward are subject to examination by the United States, state, Australian, and Canadian tax authorities. However, to the extent allowed by law, the taxing authorities may have the right to examine periods where NOLs and credits were generated and carried forward and make adjustments up to the amount of the NOL and credit carryforwards.  The Company is not currently under examination by any jurisdiction.
At December 31, 2025, the Company had federal and state NOLs aggregating $159,062,533 and $188,066,339, respectively. If not used, $46,622,953 of Federal NOLs and $188,066,339 of state NOLs will begin to expire in 2031, $112,439,580 of federal NOLs will carry forward indefinitely subject to an 80% limitation against taxable income. At December 31, 2025, the Company had Australia NOLs aggregating $453,074 which do not expire and $43,879,070 of Canadian NOLS which begin to expire in 2026.
At December 31, 2025, the Company had Canadian capital loss carryforwards of approximately $35,277,475 which may be carried forward indefinitely.
At December 31, 2025, the Company had federal and California research credit carryforwards of $6,156,218 and $2,445,548, respectively. The federal research credit carry forwards will begin to expire in 2027, unless previously utilized. The California research credits will carry forward indefinitely. The Company’s NOLs and research credit carryforwards are subject to a reserve. Additionally, the Company had Canadian SR&ED credits as of December 31, 2025 of $909,791 which may be carried forward indefinitely.
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

The tax effects of temporary differences and carryforwards that give rise to significant portions of the deferred income tax assets as of December 31, 2025 and December 31, 2024 are as follows:

	As of December 31,
Current deferred tax assets and (liabilities):	2025	2024
Net operating loss	$50,218,210	$41,627,022
Capital loss carryforwards	9,348,531	14,986,412
Contingent legal accrual	434,504	381,938
Depreciation	42,221	477,024
Amortization	2,298	2,606
Research and development credits	4,953,892	4,112,293
Capitalized research and development costs	7,101,851	4,708,931
Lease liability	57,466	95,674
State taxes	714	1,092
Stock-based compensation	1,899,512	1,174,967
Other	331,584	270,088
Gross deferred tax assets	74,390,783	67,838,047
Valuation allowance	(74,334,787)	(67,743,575)
Net deferred tax assets	$55,996	$94,472
Deferred tax liabilities
Right-of-use asset	$(55,996)	$(94,472)
Total deferred tax liabilities	(55,996)	(94,472)
Net deferred tax assets	$—	$—

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income (loss) from continuing operations before income taxes after the adoption of ASU 2023-09 is as follows:

	As of December 31, 2025
Tax at Statutory Rate	(11,743,077)	21.00%
State and local income tax, net of federal income tax effect [a]	4,265	(0.01)%
Tax credits	(695,831)	1.24%
Change in valuation allowance	11,477,094	(20.52)%
Nondeductible executive compensation under 162(m)	740,965	(1.33)%
Other	175,360	(0.31)%
Nontaxable or nondeductible items, Total	916,325	(1.64)%

Foreign tax effects
Canada
Change in valuation allowance	(5,030,006)	9.00%
Change in foreign currency valuation	(1,057,734)	1.89%
Capital loss carryforwards no longer available	6,089,631	(10.89)%
Other	(78,645)	0.14%

Other foreign jurisdictions	8,892	(0.02)%
Foreign tax effects, Total	(67,862)	0.12%

Other	114,486	(0.20)%

Total	$5,400	(0.01)%
[a] The State of California comprises greater than 50 percent of the state tax expense for the period ended December 31, 2025.

The provision for income taxes on earnings subject to income taxes differs from the statutory Federal rate at December 31, 2024, due to the following:

As of December 31,
2024
Expected income tax benefit at federal statutory tax rate	$(5,576,981)
State income taxes, net of federal benefit	(1,871,588)
Change in valuation allowance	2,522,618
Uncertain tax positions	2,562,991
Reduction in deferreds upon divestiture	839,873
Stock compensation	(46,422)
Research and development credits	(1,374,591)
Rate adjustment	6,070
Foreign rate differential	2,396,433
162(m) officers compensation	460,853
Other	90,815
Provision for income taxes	$10,071

The Company records a valuation allowance against deferred tax assets to the extent that it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Due to the substantial doubt related to the Company's ability to utilize its deferred tax assets, a valuation allowance for the full amount of the deferred tax assets has been established at December 31, 2025. During the year ended December 31, 2025, the valuation allowance increased by $6,591,212.
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
A reconciliation of the beginning and ending amounts of unrecognized tax positions are as follows:

	As of December 31,
	2025	2024
Unrecognized tax benefits, beginning of the year	$9,498,441	$6,432,143
Gross increase – current period tax positions	5,033,976	3,073,575
Gross decrease – prior period tax positions	(397)	(7,277)
Unrecognized tax benefits, end of year	$14,532,020	$9,498,441
If recognized, none of the unrecognized tax positions would impact the Company’s income tax benefit or effective tax rate as long as the Company’s net deferred tax assets remain subject to a full valuation allowance.
The Company had no accrual for interest or penalties on the Company’s Consolidated Balance Sheets at December 31, 2025 and 2024 and has not recognized interest and/or penalties in the Consolidated Statements of Operations for the years then ended.
12. Commitments and Contingencies
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
For the years ended December 31, 2025 and 2024, lease expense comprised of $207,400 and $130,658, respectively in lease cost from the Company's non-cancellable operating leases.
The remaining lease term and discount rate related to the operating lease are presented in the following table:

December 31, 2025
Weighted-average remaining term – operating lease (in years)	1.74
Weighted-average discount rate – operating lease	10.75%

Future minimum lease payments as of December 31, 2025 are presented in the following table:

Year:
2026	202,876
2027	85,936
Total future minimum lease payments:	288,812
Less imputed interest	15,166
Total	$273,646
Reported as:

	December 31, 2025	December 31, 2024
Operating lease liability	$189,647	$182,428
Operating lease liability, net of current portion	83,999	273,162
Total lease liability	$273,646	$455,590
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
In March of 2023, the Company appealed the judgment in the Cunning Lawsuit to the United States Court of Appeals for the Ninth District (the "Ninth Circuit"). Subsequent to quarter end, on October 22, 2024, the Ninth Circuit issued its decision in the Company's favor which vacated the judgment and remanded the case back to the District Court for a new trial. As a result, the Company recovered the $9,080,202 restriction on its cash related to the bond during the year ended December 31, 2024. The District Court has tentatively set a new trial date in March 2026.
During the year ended December 31, 2024, management revised its assumptions related to its estimate of the legal contingency and the Company reversed the accrued interest on the original judgment and recognized a gain of $4,234,717 in change in estimate for legal contingencies. As of December 31, 2025, the estimated legal contingency, including accrued legal expenses is $2,069,067.
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
Securities Class Action and Derivative Lawsuit
A putative securities class action lawsuit was filed on November 17, 2025, in the United States District Court for the Southern District of California, captioned Stout v. Skye Bioscience, Inc., et al., Case No. 3:25-cv-03177-WQH. The complaint asserts that the Company and certain of the Company's executives violated Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and SEC Rule 10b-5, by making materially false or misleading statements related to the efficacy of and prospects for nimacimab between November 4, 2024 and October 3, 2025. The plaintiff also alleges that the Company's executives, whom they named as defendants, violated Section 20(a) of the Exchange Act. The plaintiff seeks class certification, an award of unspecified damages, an award of costs and expenses, including attorneys’ fees and expert fees, and further relief as the Court may deem just and proper. On January 16, 2026, two stockholders moved to be appointed lead plaintiff.
A putative derivative lawsuit was filed on January 29, 2026, in the United States District Court for the Southern District of California, captioned Domulot v. Dhillon et al., Case No. 3:26-cv-00600-WQH. The lawsuit asserts claims, purportedly on behalf of the Company, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Sections 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act based on the dissemination of allegedly false and misleading statements related to nimacimab. The plaintiff seeks unspecified damages, an award of costs and expenses, including attorneys’ fees and expert fees, and other relief, including corporate governance reforms.
License Agreement with Halozyme
On December 18, 2025, the Company entered into a Non-exclusive Collaboration and License Agreement (the “Halozyme License Agreement”) with Halozyme, Inc. (“Halozyme”).
Under the terms of the Halozyme License Agreement, Halozyme granted the Company a non-exclusive license to Halozyme’s ENHANZE® drug delivery technology for the development of a subcutaneous formulation of nimacimab (such combination, the “Product”). Halozyme will also be the Company’s exclusive supplier of clinical and commercial supplies of the API for Halozyme’s rHuPH20 bulk drug product.
Among other considerations, the Company will make milestone payments to Halozyme tied to achievement of certain development and commercialization milestone events with respect to the Product, as well as milestone payments based on achievement of certain net sales levels of the Product. The Company will also make mid-single digit royalty payments based on worldwide net sales of the Product. To date, none of such milestones has been achieved.
The Halozyme License Agreement became effective in December 2025 and, unless earlier terminated, will continue until the expiration of the royalty term for the applicable product in each country, which begins upon the first commercial sale of the product in such country and continues until the last valid patient claim covering the product in that country or the length of time specified in the Halozyme License Agreement. The Halozyme License Agreement also includes customary termination rights, representations and warranties, covenants and indemnification obligations for a transaction of this nature.

13. Segment Reporting
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
In addition to the significant expense categories included within consolidated net loss presented on the Company's Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses which are presented to the Company's CODM for review:

	Year Ended December 31,
	2025	2024
External clinical development expenses (1)
SBI-100	$10,511	$2,216,209
nimacimab	32,305,827	10,801,849
Total external clinical development expenses	32,316,338	13,018,058
Personnel related and stock-based compensation	5,928,398	3,995,558
Other research and development expenses (2)	4,117,143	1,688,078
Total research and development expenses	$42,361,879	$18,701,694

(1) External clinical development expenses include expenses for clinical trial costs and clinical manufacturing, as well as costs for discovery in research and development studies.
(2) Other research and development expenses include expenses for travel and entertainment, consulting and advisory and general business expenses.
The amount of property and equipment in the US was equal to $55,488, and $83,276 for December 31, 2025 and December 31, 2024, respectively. The amount of property and equipment outside of the US was equal to $843,442, and $1,349,476 for December 31, 2025 and December 31, 2024, respectively.
14 Subsequent Events
Subsequent to December 31, 2025, the Company granted an aggregate of 1,367,800 common stock options to members of management, employees and directors under the Amended and Restated Plan.
Concurrently, with the separation of the Company's Chief Financial Officer, on February 20, 2026 (the "Separation Date"), the Board approved a modification to the option awards granted Ms Arsenault, which extended the post-termination exercise period to the later of February 20, 2027, or ninety (90) days after the expiration of her Advisor Agreement. In addition, in the event of a change in control within one year from the Separation Date, 100% of Ms. Arsenault's equity will vest immediately prior to the consummation of such change in control.
On February 18, 2026, the Company formally requested to terminate its lease for the San Francisco office effective 60 days after the notice. As a result of this termination, the Company will derecognize a right-of-use asset and lease liability of approximately $170,000 in the first quarter of 2026. The Company has also initiated a claim for the full refund of its security deposit related to this termination.

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

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Report on Form 10-K filed on March 2, 2021)
4.1	2016 Form of Common Stock Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 20, 2015)
4.2	2021 Inducement Warrants (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed November 10, 2021)
4.3	2021 Common Stock Warrants (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q filed November 10, 2021)
4.4	2021 Common Stock Warrants to Placement Agent (incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q filed November 10, 2021)
4.5	2023 Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 21, 2023)
4.6	2023 Common Stock Purchase Warrant issued by Skye Bioscience, Inc. to MFDI, LLC (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on August 21, 2023)
4.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 29, 2024)
4.8	Amendment to Common Stock Purchase Warrants (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 13, 2024)
4.9
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to our Annual Report on Form 10-K filed on March 20, 2025)

10.1†
Skye Bioscience, Inc. Amended and Restated Omnibus Incentive Plan and form of stock option agreements and form of restricted stock agreements thereunder (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 20, 2025)

80

10.2†
Skye Bioscience, Inc. Amended and Restated 2024 Inducement Equity Incentive Plan and form of stock option agreement and form of restricted stock agreement thereunder (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K filed on March 20, 2025)

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

10.10†	Employment Agreement, dated October 5, 2020, by and between Skye Bioscience, Inc. and Tu Diep (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on March 20, 2025)
10.11†
Employment Agreement, dated November 11, 2022 by and between Skye Bioscience, Inc. and Chris Twitty (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on March 20, 2025)

10.12**
Securities Purchase Agreement, dated as of August 15, 2023, by and among Skye Bioscience, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 21, 2023)

10.13**
Registration Rights Agreement, dated as of August 15, 2023, by and among Skye Bioscience, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 21, 2023)

10.14**
Secured Note and Warrant Purchase Agreement, dated as of August 15, 2023, by and among Skye Bioscience, Inc. and MFDI, LLC (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 21, 2023)

10.15**
Form of Securities Purchase Agreement, dated as of January 29, 2024, by and among Skye Bioscience, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 10, 2024)

10.16**
Form of Securities Purchase Agreement, dated as of March 11, 2024, by and among Skye Bioscience, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 13, 2024)

10.17**

Form of Registration Rights Agreement, dated as of March 11, 2024, by and among Skye Bioscience, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 13, 2024)

10.18
Equity Distribution Agreement, dated as of May 10, 2024, by and between Skye Bioscience, Inc. and Piper Sandler & Co. (incorporated by reference to Exhibit 1.2 to our Registration Statement on Form S-3 filed on May 10, 2024)

10.19	Office Lease, dated as of August 25, 2021, by and between ROIC California, LLC and the Company (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 15, 2021)
10.20#	Non-Exclusive Collaboration and License Agreement, dated December 18, 2025, by and between the Company and Halozyme, Inc.
19	Skye Bioscience, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to our Annual Report on Form 10-K filed on March 20, 2025)
20#	Skye Bioscience, Inc. Code of Business Conduct and Ethics
21.1#	Subsidiaries of the Registrant
23.1#	Consent of CBIZ CPAs PC
23.2#	Consent of Marcum LLP
31.1#	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial and Accounting Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
81

32.1#	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
82

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skye Bioscience, Inc. a Nevada corporation

March 10, 2026	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Director, Chief Executive Officer
(Principal Executive Officer & Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Punit Dhillon	March 10, 2026
Punit Dhillon
Its:	Director, Chief Executive Officer
(Principal Executive Officer &
Principal Financial and Accounting Officer)

By:	/s/ Paul Grayson	March 10, 2026
Paul Grayson
Its:	Director, Chairman

By:	/s/ Deborah Charych	March 10, 2026
Deborah Charych
Its:	Director

By:	/s/ Andrew J. Schwab	March 10, 2026
Andrew J. Schwab
Its:	Director

By:	/s/ Karen Smith	March 10, 2026
Karen Smith
Its:	Director

By:	/s/ Annalisa Jenkins	March 10, 2026
Annalisa Jenkins
Its:	Director
83