Form 10-Q
period 2026-03-31
Skye Bioscience, Inc.
filed 2026-05-11
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 8, 2026, there were 35,143,722 shares of the registrant's common stock, $0.001 par value, issued and outstanding.

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
•the timing, progress and results of preclinical studies and clinical studies for nimacimab (such as the extension arm of our Phase 2a CBeyondTM clinical trial), including any future studies or plans to evaluate combinations of nimacimab and incretin-based therapies;
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
•our future financial performance;
•the impact of laws and regulations;
•our ability to raise capital on favorable terms, or at all, to fund operations and to continue as a going concern;
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
All forward-looking statements are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and beliefs, but they are inherently uncertain. The Company may not realize its expectations, and its beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements as a result of various important risks and uncertainties, including, without limitation: the initiation and design of any future clinical trials of nimacimab will be impacted by the Company’s capital resources, the Company’s ability to obtain additional sources of capital needed to run an additional Phase 2 clinical trial, program considerations and potentially other factors outside the Company’s control; the potential for additional weight loss after 26 weeks may not ultimately be observed; there is no guarantee that higher dosing of nimacimab will achieve increased efficacy, and likewise it is possible that higher dosing will produce adversely different safety and tolerability results than those observed to date; the Company’s dependence on third parties in connection with product manufacturing; research and preclinical and clinical testing; the Company’s ability to advance, obtain regulatory approval of and ultimately commercialize nimacimab, competitive products or approaches limiting the commercial value of nimacimab; the timing and results of preclinical and clinical trials; the impact of any global pandemics, inflation, supply chain issues, government shutdowns, high interest rates, adverse regulatory changes; the Company’s ability to protect its intellectual property; risks associated with the Company’s common stock; risks and uncertainties associated with the Cunning Litigation, and the other important factors discussed under the caption “Risk Factors” in the Company’s filings with the Securities and Exchange Commission, including in its Annual Report on Form 10-K for the year ended December 31, 2025, which are accessible on the SEC’s website at www.sec.gov and the Investors section of the Company’s website.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,149,015	$5,882,498
Short-term investments	8,959,614	19,854,723
Prepaid expenses	1,223,534	504,890
Other current assets	234,806	852,036
Total current assets	18,566,969	27,094,147

Property and equipment, net	756,077	898,930
Operating lease right-of-use asset	57,781	266,646
Other assets	35,909	53,910
Total assets	$19,416,736	$28,313,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,936,948	$2,033,431
Accrued payroll liabilities	234,392	1,269,474
Other current liabilities	3,347,515	2,643,840
Estimate for accrued legal contingencies and related expenses	2,574,759	2,069,067
Insurance premium loan payable	250,338	—
Operating lease liability, current portion	60,980	189,647
Total current liabilities	10,404,932	8,205,459

Non-current liabilities
Operating lease liability, net of current portion	—	83,999
Total liabilities	10,404,932	8,289,458

Commitments and contingencies (Note 8)

Stockholders’ equity
Preferred stock, $0.001 par value; 200,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2026 and December 31, 2025; 35,126,884 and 33,378,139 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	35,128	33,379
Additional paid-in-capital	208,360,523	206,865,282
Accumulated deficit	(199,383,847)	(186,874,486)
Total stockholders’ equity	9,011,804	20,024,175
Total liabilities and stockholders’ equity	$19,416,736	$28,313,633
See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$7,935,680	$7,197,257
General and administrative	4,738,686	4,562,305
Total operating expenses	12,674,366	11,759,562

Operating loss	(12,674,366)	(11,759,562)

Other (income) expense
Interest expense	2,199	1,452
Interest and other income, net	(169,615)	(619,054)
Other (income) expense	2,411	(40,641)
Total other (income) expense, net	(165,005)	(658,243)

Loss before income taxes	(12,509,361)	(11,101,319)
Provision for income taxes	—	2,000

Net loss	$(12,509,361)	$(11,103,319)

Loss per common share:
Basic	$(0.32)	$(0.28)
Diluted	$(0.32)	$(0.28)

Weighted average shares of common stock outstanding used to compute loss per share:
Basic	39,681,465	39,651,888
Diluted	39,681,465	39,651,888

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net Loss	$(12,509,361)	$(11,103,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172,886	177,379
Stock-based compensation expense	1,496,989	2,201,909
Loss from disposal of assets	7,615	—
Changes in assets and liabilities:
Prepaid expenses	(396,781)	(373,420)
Right-of-use assets	170,367	—
Other current assets	617,231	(1,018,906)
Other assets	18,001	—
Accounts payable	1,903,517	1,215,779
Accrued payroll liabilities	(1,035,082)	(458,124)
Operating lease liability	(212,666)	(43,479)
Other current liabilities	1,209,367	216,701
Net cash used in operating activities	(8,557,917)	(9,185,480)

Cash flows from investing activities:
Maturities/(purchase) of short-term investments, net of maturities	10,895,109	(12,802,650)
Purchase of property and equipment	—	(6,312)
Cash from asset disposition	850	—
Net cash provided by (used in) investing activities	10,895,959	(12,808,962)

Cash flows from financing activities:
Repayment of insurance premium loan payable	(71,525)	—
Net cash used in financing activities	(71,525)	—

Net increase (decrease) in cash and cash equivalents	2,266,517	(21,994,442)

Cash and cash equivalents, beginning of period	$5,882,498	$68,415,741

Cash and cash equivalents, end of period	$8,149,015	$46,421,299

Cash paid during the year for:
Interest	$2,199	$—
Income taxes	—	2,000

Supplemental disclosures of non-cash financing activities:
Financing of D&O insurance premium	$321,863	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2026	33,378,139	$33,379	$206,865,282	$(186,874,486)	$20,024,175

Stock-based compensation expense	937	1	1,496,989	—	1,496,990

Exercise of pre-funded warrants	1,747,808	1,748	(1,748)	—	—

Net loss for the three months ended March 31, 2026	—	—	—	(12,509,361)	(12,509,361)

Balance, March 31, 2026	35,126,884	$35,128	$208,360,523	$(199,383,847)	$9,011,804

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2025	30,974,559	$30,975	$199,070,421	$(130,949,672)	$68,151,724

Stock-based compensation expense	—	—	2,201,909	—	2,201,909

Net loss for the three months ended March 31, 2025	—	—	—	(11,103,319)	(11,103,319)

Balance, March 31, 2025	30,974,559	$30,975	$201,272,330	$(142,052,991)	$59,250,314

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
As of March 31, 2026, the Company has devoted substantially all its efforts to securing its product pipeline, carrying out research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. The Company has not yet realized revenue from its planned principal operations and is a number of years away from potentially being able to do so.
Impact of Geopolitical and Macroeconomic Factors
It is possible that the Company may encounter supply chain issues related to global economic and political conditions such as a lack of production or laboratory resources, pandemics or cyberattacks that could cause business disruptions and clinical trial delays which will need to be managed in the future. There may also be significant uncertainty resulting from the impact of other geopolitical and macroeconomic factors, including global pandemics, tariffs, inflation, supply chain issues, fluctuating interest rates, future bank failures and disruptions to the supply chain as a result of increased geopolitical tensions between the U.S. and its international trade partners, including China and Iran.
Liquidity
The Company has incurred operating losses and negative cash flows from operations since inception and as of March 31, 2026, had working capital of $8,162,037 and an accumulated deficit of $199,383,847. As of March 31, 2026, the Company had unrestricted cash and cash equivalents and short-term investments in the amount of $17,108,629. For the three months ended March 31, 2026 and 2025, the Company incurred losses from operations of $12,674,366 and $11,759,562, respectively. For the three months ended March 31, 2026 and 2025, the Company incurred net losses of $12,509,361 and $11,103,319, respectively. The Company expects to continue to incur significant losses through the end of 2026 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to raise sufficient additional funding to cover operating expenses and to carry out its research and development activities. As the Company is continuing its clinical trials, it has increased research and development spending and increased cash used in operating activities. This factor, among others, has resulted in an overall increase in cash used in operating activities for the year ended December 31, 2025 and the three months ended March 31, 2026. As of the date that these financials are filed, management estimates that the Company has sufficient capital to continue its operations through the fourth quarter of 2026, excluding the anticipated clinical cost of a proposed Phase 2b study and additional anticipated drug manufacturing costs to supply any such Phase 2b study. However, the Company's continued operations beyond the fourth quarter of 2026 will depend on its ability to successfully raise additional capital through various potential sources, such as equity and/or debt financings, or strategic relationships. If adequate funds are not available to the Company when needed it will be required to curtail or perhaps cease operations which would, in turn, further raise substantial doubt about its ability to continue as a going concern. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.
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
The Company is a party to a legal proceeding with a former employee (see note 8). As of March 31, 2026, the estimated legal contingency, including accrued legal expenses, is $2,574,759.
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
Nasdaq Communications
As previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on March 19, 2026, on March 17, 2026, the Company received a notification letter (the “Deficiency Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (Rule “5450(a)(1)”). The Deficiency Notice is a notice of deficiency, not delisting, and does not currently affect the listing or trading of the Company’s common stock on the Nasdaq Global Market. The Company's common stock continues to trade on the Nasdaq Global Market under the symbol “SKYE” at this time. The Company intends to actively monitor the closing bid price of its common stock and to consider plans for regaining compliance with Rule 5450(a)(1). While the Company plans to review all available options, there can be no assurance that it will be able to regain compliance with the applicable rules during the 180-day compliance period ending on September 14, 2026, any additional compliance period, or at all. Additional information regarding the Deficiency Notice can be found in the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2026.
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
The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, from which the prior year balance sheet information herein was derived.
Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation, including reclassifying discovery research and development expense amounts from external clinical development expenses into other research and development expenses, as described in Note 9, Segment Reporting. Such reclassifications did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
During the three months ended March 31, 2026, there were no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the income statement. The standard requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The requirements should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.
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
In December 2025, the FASB issued its final ASU which makes improvements to the Accounting Standards Codification ("ASC") in response to feedback from stakeholders. This standard, issued as ASU 2025-12, specifically updates the ASC for a broad range of topics arising from technical corrections, unintended application of the ASC, clarifications, and other minor improvements. This update is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods. The Company is currently evaluating the effect of this guidance on its financial statements and related disclosures.
2. Fair Value Measurement
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement as of March 31, 2026
	Valuation
	Hierarchy	Total
Assets:
Money market funds (included in cash and cash equivalents)	Level 1	$4,222,989
U.S. treasury obligations (included in short-term investments)	Level 1	8,959,614
Total cash equivalents and marketable securities		$13,182,603

3. Prepaid Expenses, Other Current Assets and Liabilities

Prepaid expenses consist of the following:

	March 31 2026	December 31, 2025
Prepaid clinical expenses	$631,723	$231,493
Prepaid insurance	339,462	90,807
Other prepaid expenses	252,349	182,590
	$1,223,534	$504,890
Other current assets consist of the following:

	March 31 2026	December 31, 2025
Vendor deposits	201,580	827,781
Other tax receivables	9,525	10,474
Other current assets	23,701	13,781
	$234,806	$852,036
Other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Research and development costs	$3,174,904	$2,518,724
Legal expenses	129,198	88,838
Consulting and professional fees	33,491	26,356
Other accrued liabilities	9,922	9,922
	$3,347,515	$2,643,840

4. Warrants
There are significant judgments and estimates inherent in the determination of the fair value of the Company’s warrants. These judgments and estimates include assumptions regarding the Company’s future operating performance and the determination of the appropriate valuation methods.
Warrants
Warrants vested and outstanding as of March 31, 2026, are summarized as follows:

Source	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Warrants Outstanding
2016 Common Stock Warrants to Service Providers	287.50	0.58	160
2021 Inducement Warrants	37.50	0.32	84,667
2021 Inducement Warrants to Placement Agent	47.00	0.32	5,927
2021 Common Stock Warrants	22.50	0.49	311,113
2021 Common Stock Warrants to Placement Agent	27.50	0.49	21,778
August 2023 Convertible Note Common Stock Warrants	5.16	7.38	340,000
August 2023 PIPE Financing Common Stock Warrants	5.16	7.38	2,325,537
January 2024 Pre-Funded Warrants Common Stock	0.001	Indefinite	4,550,860
Total warrants outstanding as of March 31, 2026			7,640,042
As of March 31, 2026, all of the Company's warrants are fully vested.
Warrant Exercises
Prefunded Warrant Exercise
On January 29, 2024, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which on January 31, 2024, the Company issued an aggregate of 11,713,664 shares of common stock and 9,978,739 pre-funded warrants (the "Pre-Funded Warrants") to purchase up to 9,978,739 shares of common stock (the "January 2024 PIPE Financing") for an aggregate purchase price of $49,991,010. On March 11, 2026, 1,750,000 Pre-Funded Warrants issued in the January 2024 PIPE Financing with an intrinsic value of $1,396,149 were exercised on a cashless basis, resulting in the issuance of 1,747,808 shares of Company's common stock.
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
On October 22, 2024, the second amendment and restatement of the Company's 2014 Amended and Restated Plan was approved to increase the number of shares of the Company's common stock issuable to 1,535,655, extend the expiration date of the plan to September 10, 2034, update the name of the plan to the “Skye Bioscience, Inc. Amended and Restated Omnibus Incentive Plan” and make certain administrative amendments (as so amended and restated, the "Amended and Restated Plan").
As of March 31, 2026, the Company had 765,449 shares available for future grant under the Amended and Restated Plan.

2024 Inducement Equity Incentive Plan
On July 2, 2024, the Board adopted the Skye Bioscience, Inc. 2024 Inducement Equity Incentive Plan (the "Inducement Plan"). The Company has reserved 600,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. As of March 31, 2026, the Company had 261,250 shares available for future grant under the Inducement Plan.
Stock Options
The following is a summary of option activity under the Company’s Amended and Restated Plan and the Inducement Plan, for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2025	4,528,555	$5.74	8.73	$—

Granted	1,407,800	0.99
Cancelled	(6,866)	7.67
Forfeited	(296,404)	2.53
Outstanding, March 31, 2026	5,633,085	$4.72	8.74	$—
Exercisable, March 31, 2026	2,207,015	$6.56	8.15	$—
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at March 31, 2026 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2026, was $0.73.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

	Three Months Ended March 31,
	2026	2025
Dividend yield	0.00%	0.00%
Volatility	84.61 - 86.16%	83.87 - 85.93%
Risk-free interest rate	3.84- 4.00%	4.24 - 4.27%
Expected term (years)	5.27- 6.08	5.27 - 6.08

On March 31, 2026, the Company effected a stock option repricing (the “Option Repricing”) of all outstanding stock options held by current full-time employees, including the Company's executive officers, that were granted prior to December 31, 2025 under either the Amended and Restated Plan or the Inducement Plan. Pursuant to the Option Repricing, the exercise price of each repriced option was reduced to $0.6146 per share, the closing price per share of the Company’s common stock on the repricing date. No additional changes were made to the repriced options other than a reduction in the applicable exercise price. This was deemed a type I modification (probable to probable). The total incremental expense was $339,063, of which $126,959 related to vested awards and recognized during the three months ended March 31, 2026 and $212,104 related to unvested awards with the expense to be recognized over the remaining service period.

Restricted Stock Units
The following is a summary of restricted stock unit ("RSU") activity during the three months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	492,488	$9.72

Vested	(937)	7.56
Unvested, March 31, 2026	491,551	$9.72
2022 Employee Stock Purchase Plan
In June 2022, the Board approved the 2022 Employee Stock Purchase Plan (the "ESPP"), under which the Company may offer eligible employees the option to purchase common stock at a 15% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the ESPP. Total individual purchases in any year are limited to 15% of compensation. The ESPP was approved by the Company's stockholders on September 30, 2022. As of March 31, 2026, 18,461 shares were issued under the ESPP.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation expense for the stock options, ESPP, and the RSUs discussed above, in its unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2026	2025
Research and development	$559,453	$489,588
General and administrative	937,536	1,712,321
	$1,496,989	$2,201,909
The total amount of unrecognized compensation cost was $9,620,002 as of March 31, 2026. This amount will be recognized over a weighted average period of 2.44 years.

6. Debt
Insurance premium loan payable
On February 1, 2026, the Company entered into an annual financing arrangement for a portion of its Directors and Officers Insurance Policy (the “D&O Insurance”) with First Insurance Funding whereby the Company borrowed $321,863. The loan is payable in equal monthly installments of $35,763, matures on October 13, 2026, and bears interest at a rate 4.10% per annum. As of March 31, 2026, a total of $300,027 and $250,338, remains financed in prepaid expenses and insurance premium loan payable, respectively.

7. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	Three Months Ended March 31,
	2026	2025
Basic EPS and diluted EPS:

Loss (Numerator)
Net loss	$(12,509,361)	$(11,103,319)

Shares (Denominator)
Weighted average common shares outstanding **	39,681,465	39,651,888
Per-Share Amount	$(0.32)	$(0.28)
** The denominator considers the outstanding pre-funded warrants as common stock equivalents in calculating weighted average common shares outstanding.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Stock options	5,633,085	4,235,512
Warrants	3,089,182	3,122,250
Unvested restricted stock units	491,551	503,113
8. Commitments and Contingencies

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
In March of 2023, the Company appealed the judgment in the Cunning Lawsuit to the United States Court of Appeals for the Ninth District (the "Ninth Circuit"). On October 22, 2024, the Ninth Circuit issued its decision in the Company's favor which vacated the judgment and remanded the case back to the District Court for a new trial. As a result, the Company recovered the $9,080,202 restriction on its cash related to the bond during the year ended December 31, 2024. The new trial is currently scheduled to be held in May 2026.
During the year ended December 31, 2024, management revised its assumptions related to its estimate of the legal contingency and the Company reversed the accrued interest on the original judgment and recognized a gain of $4,234,717 in change in estimate for legal contingencies. As of March 31, 2026, the estimated legal contingency, including accrued legal expenses, is $2,574,759.
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
The final amount of the loss and loss recoveries remain uncertain. The ultimate amount of the potential loss may be significantly more or less than the amount of the revised legal contingency and there is no guarantee that the Company will be successful in its efforts to recover additional losses. The Company believes that it is at least reasonably possible that the estimated amount of the potential loss may change in the near term.
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
A putative derivative lawsuit was filed on January 29, 2026, in the United States District Court for the Southern District of California, captioned Domulot v. Dhillon et al., Case No. 3:26-cv-00600-WQH. The lawsuit asserts claims, purportedly on behalf of the Company, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Sections 14(a) of the Exchange Act, and for contribution under Sections 10(b) and 21D of the Exchange Act based on the dissemination of allegedly false and misleading statements related to nimacimab. The plaintiff seeks unspecified damages, an award of costs and expenses, including attorneys’ fees and expert fees, and other relief, including corporate governance reforms. A substantially similar derivative lawsuit was subsequently filed on May 1, 2026, in the United States District Court for the Southern District of California, captioned White v. Dhillon et al., Case No. 3:26-cv-02776-H-MSB, asserting substantially the same claims against substantially the same defendants and seeking substantially the same relief.

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

9. Segment Reporting
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
In addition to the significant expense categories included within consolidated net loss presented on the Company's Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses which are presented to the Company's CODM for review:

	Three Months Ended March 31,
	2026	2025
External clinical development expenses (1)
SBI-100	$—	$2,241
nimacimab	5,329,238	4,915,030
Total External clinical development expenses	5,329,238	4,917,271
Personnel related and stock-based compensation	1,712,798	1,337,750
Other research and development expenses (2)	893,644	942,236
Total research and development expenses	$7,935,680	$7,197,257
(1) External clinical development expenses include expenses for clinical trial costs and clinical manufacturing.
(2) Other research and development expenses include expenses for travel and entertainment, consulting and advisory, discovery research and development, and general business expenses.
The net book value of property and equipment in the US was equal to $39,143 and $55,488 for March 31, 2026, and December 31, 2025, respectively. The net book value of property and equipment outside of the US was equal to $716,934, and $843,442 for March 31, 2026, and December 31, 2025, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three months ended March 31, 2026 and 2025, together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (SEC) on March 10, 2026.
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
In October 2025, we announced topline results from our CBeyond Phase 2a proof-of-concept clinical trial of nimacimab administered as a subcutaneous injectable for the treatment of obesity and overweight in the United States. We reported the following 26 week data from the CBeyond Phase 2a study:
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
In February 2026, we reported the following interim results from the combination cohort of our Phase 2a extension study:
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

Research and Development Expenses
During the three months ended March 31, 2026, we incurred $7,935,680 in research and development expenses primarily related to our Phase 2a clinical trial of nimacimab for obesity and the manufacturing costs associated with future trials. During the three months ended March 31, 2025, we incurred $7,197,257 in research and development expense primarily related to our efforts in conducting our Phase 2a clinical trial related to our Phase 2a clinical trial for nimacimab for obesity.
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
General and Administrative Expenses
Our general and administrative expenses have fluctuated year-over-year as we have entered into various strategic acquisitions to restructure and reposition our company. Additionally, as a business in the early stages of drug development we are continually evaluating our operations and infrastructure to identify areas where we can increase efficiencies. As a public company, we expect to incur additional expenses related to insurance, investor relations activities, legal and other administration and professional services to comply with the rules and regulations of the SEC, the Financial Industry Regulatory Authority ("FINRA") and Nasdaq. Other significant costs are expected to include legal fees relating to patent and corporate matters, business development costs and fees for consulting services. To incentivize our employees and be competitive to retain strong talent we issued additional equity awards in 2026 and 2025 and we repriced certain options in the first quarter of 2026, which have resulted in increased stock-based compensation expense. We also expect that certain general and administrative expenses which are commensurate with headcount, will continue to increase in the future in order to support our expected increase in research and development activities, including increased salaries, technology, facilities and other related costs.
Estimate for Legal Contingencies and Related Expenses
The estimate for legal contingencies and related expenses relates to a litigation matter that related to a former employee of the Company. As of December 31, 2023, we had posted an appellate bond that was collateralized by an irrevocable letter of credit equal to, $9,080,202, approximately 150% of the liability recorded on our balance sheet. As of December 31, 2024, we were successful in our appeal of the judgment in the Ninth Circuit Court of Appeals and the case was remanded back to the District Court for a new trial, as a result of which we recovered the appellate bond and reduced the estimated legal contingency based on new key assumptions. The final amount of the loss and loss recoveries remains uncertain. We believe that it is at least reasonably possible that the estimated amount of the potential loss may change in the near term. As of March 31, 2026, the estimated legal contingency, including accrued legal expenses, is $2,574,759, an increase of $505,692 from December 31, 2025, due to accrual adjustments for services by legal firms in relation to the ongoing Cunning litigation.
Other (Income) Expense
Other (income) expense primarily includes interest income earned on our cash and cash equivalent balances and short term investments.

Critical Accounting Estimates
There have been no material changes in our Critical Accounting Estimates from the information provided in the "Critical Accounting Estimates" section of "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Results of Operations
For the three months ended March 31, 2026 and 2025
Research and Development Expenses
Below is a summary of our research and development expenses during the three months ended March 31, 2026 and for the same period in 2025:

	Three Months Ended March 31,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Research and development expenses	$7,935,680	$7,197,257	$738,423	10%
Research and development expenses for the three months ended March 31, 2026, increased by $738,423 as compared to the same period in 2025. The net increase in research and development expenses was primarily due to:
•Clinical trial costs increased by $190,765 due to increased site and patient costs related to our Phase 2a clinical study for nimacimab.
•Contract manufacturing costs increased by $203,916 from drug substance, product, labeling and packaging costs related to resupplying our extended Phase 2a clinical study for nimacimab, manufacturing in anticipation for our expansion study of nimacimab, and process intensification and dose optimization work.
•Discovery research and development costs decreased $168,387 primarily due to a reduction in work for life cycle management partially offset by increased work to interrogate nimacimab's mechanism of action.
•Quality assurance costs decreased by $64,896 from routine vendor site audits.
•Salaries and stock-based compensation increased by $375,048 primarily due to severance for one employee and incremental expenses form the stock option repricing.
•Consulting, advisory and professional fees increased by $216,413 to support our nimacimab program.
General and Administrative Expenses
Below is a summary of our general and administrative expenses during the three months ended March 31, 2026, and for the same period in 2025:

	Three Months Ended March 31,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
General and administrative expenses	$4,738,686	$4,562,305	$176,381	4%
General and administrative expenses for the three months ended March 31, 2026, increased by $176,381 as compared to the same period in 2025. The decrease in general and administrative expenses was primarily due to:
•Salaries, benefits and other direct employee related costs decreased by $275,661 primarily due to lower headcount and timing of new hires.
•Consulting, advisory and professional fees decreased by $28,245 primarily due to the timing of tax accounting services and financial advisory services.

•Investor relations, marketing and communications expenses decreased by $335,032 primarily due to reductions in content creation and digital marketing expenses.
•Recruiting fees decreased by $33,750 primarily due to the one time cost to hire an executive in the prior period.
•Legal fees increased by $988,624 due to increased patent prosecution activity and litigation defense costs.
•General business expenses decreased $139,555 primarily due to headcount reductions and associated travel and entertainment expenses, as compared to the same period in the prior year.
Other (Income) Expense
Below is a summary of our other (income) expense for the three months ended March 31, 2026 and for the same period in 2025:

	Three Months Ended March 31,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Interest expense	$2,199	$1,452	$747	51%
Interest and other income, net	(169,615)	(619,054)	449,439	(73)%
Other (income) expense	2,411	(40,641)	43,052	(106)%
Total other income	$(165,005)	$(658,243)	$493,238	(75)%
For the three months ended March 31, 2026, other income decreased $493,238 as compared to the same period in 2025 primarily due to:
•Decreases in interest income and other income, net of $449,439 due to decreased interest from our cash equivalents and short-term investments yields as a result of the decrease in cash equivalents and short-term investments on hand.

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
As of March 31, 2026, we had working capital of $8,162,037, an accumulated deficit of $199,383,847, and stockholders’ equity of $9,011,804. We had unrestricted cash and cash equivalents and short-term investments in the amount of $17,108,629 as of March 31, 2026, as compared to $25,737,221 as of December 31, 2025. For the three months ended March 31, 2026 and 2025, the Company incurred losses from operations of $12,674,366 and $11,759,562, respectively. For the three months ended March 31, 2026 and 2025, the Company incurred net losses of $12,509,361 and $11,103,319, respectively.
Going Concern
Our independent registered public accounting firm issued a report on our audited consolidated financial statements as of and for the year ended December 31, 2025 that included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern due to our recurring operating losses. Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Our accompanying condensed consolidated financial statements do not include any adjustments to the carrying amounts or classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

As of March 31, 2026, management estimates that we have sufficient capital to continue our operations through the fourth quarter of 2026, excluding the anticipated clinical cost of a proposed Phase 2b study and additional anticipated drug manufacturing costs to supply any such Phase 2b study. However, our continued operations beyond the fourth quarter of 2026 will depend on our ability to successfully raise additional capital through various potential sources, such as equity and/or debt financings, or strategic relationships. Our ability to access the capital markets is expected to be extremely limited. If we seek additional financing to fund our operations and there remains substantial doubt about our ability to continue as a going concern, our financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all. In addition, the uncertainty as to the resolution of the Cunning Lawsuit could limit our ability to raise new capital from investors to operate our business. If adequate funds are not available to us when needed we will be required to curtail or perhaps cease our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern. Refer to "Risks Related to Our Limited Operating History, Financial Position and Capital Requirements — Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment" in our Annual Report on Form 10-K for additional information.
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
Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our unaudited condensed consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(8,557,917)	$(9,185,480)
Net cash provided by (used in) investing activities	10,895,959	(12,808,962)
Net cash used in financing activities	(71,525)	—
Cash Flows from Operating Activities
The primary use of cash for our operating activities during the period was to fund research development activities for our clinical product candidate and general and administrative activities. Our cash used in operating activities also reflected changes in our working capital, net of adjustments for non-cash charges, such as stock-based compensation, depreciation and amortization.
Cash used in operating activities of $8,557,917 during the three months ended March 31, 2026, reflected a net loss of $12,509,361, partially offset by aggregate non-cash charges of $1,677,490 and included a $2,273,954 net cash inflow in our operating assets and liabilities.
Non-cash charges included $1,496,989 for stock-based compensation expense primarily attributable to the recognition of current period expense on prior grants and $172,886 in depreciation and amortization. The net change in our operating assets and liabilities included a $220,450 cash inflow from the decrease in our prepaid expenses and other current assets, a $38,381 net cash outflow from decrease in our accrued expenses and other current liabilities and a $1,903,517 cash inflow from the increase of our accounts payable.
Cash used in operating activities of 9,185,480 during the three months ended March 31, 2025, reflected a net loss $11,103,319, partially offset by aggregate non-cash charges of $2,379,288 and included a $461,449 net cash outflow in our operating assets and liabilities.
Cash Flows from Investing Activities
During the three months ended March 31, 2026, our cash provided by investing activities related primarily to the maturity, of $10,895,109 in short-term investments.
During the three months ended March 31, 2025, our cash used in investing activities related primarily to the purchase of
$12,802,650 in short-term investments.
Cash Flows from Financing Activities
During the three months ended March 31, 2026, cash used in financing activities included $71,525 in repayments on the our insurance premium loan payable.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.
Changes in internal controls. Management determined there were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings, see Note 8, "General Litigation and Disputes" to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 10, 2026.
Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.
Our common stock is listed on the Nasdaq Global Market, or Nasdaq. In order to maintain this listing, we must satisfy the continued listing requirements and standards of Nasdaq, including a minimum closing bid price requirement for our common stock of $1.00 per share. On March 17, 2026, we received a notification letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1) (“Rule 5450(a)(1)”). We have 180 calendar days, or until September 14, 2026, to regain compliance with Rule 5450(a)(1) by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days, subject to Nasdaq’s discretion. If we do not regain compliance with Rule 5450(a)(1) by September 14, 2026, we may be afforded a second 180 calendar day period to regain compliance, subject to meeting applicable listing standards and written notice of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.
If the closing bid price of our common stock continues to trade below $1.00 per share, we intend to implement a reverse stock split to attempt to regain compliance, as disclosed in our Current Report on Form 8-K filed with the SEC on March 19, 2026. However, a reverse stock split requires stockholder approval, and there can be no assurance that our stockholders will approve the proposal or that a reverse stock split, if effected, would result in our regaining or maintaining compliance with Nasdaq’s continued listing requirements.
If we are unable to regain compliance within the applicable cure period, including any available extension, our common stock would be subject to delisting from Nasdaq. Further, even if we regain compliance, we may not be able to sustain compliance with Rule 5450(a)(1) in the long term. A delisting could significantly reduce the liquidity and market price of our common stock, limit investors’ ability to buy and sell our common stock, reduce analyst coverage, and negatively affect our ability to access the capital markets or complete strategic transactions on favorable terms, or at all. Delisting could also trigger certain contractual provisions or investor concerns that may further adversely affect us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
No officers or directors, as defined in Rule 16a-1(f) under the Exchange Act, adopted and/or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

3.1
Amended and Restated Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 22, 2024)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 2, 2021)
10.1
Master Services Agreement, dated March 31, 2026, by and between Skye Bioscience, Inc. and Lohman & Associates, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 3, 2026)

31.1#	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1#	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________
# Filed Herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skye Bioscience, Inc., a Nevada corporation

May 11, 2026	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)

May 11, 2026	By:	/s/ John P. Sharp
John P. Sharp
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)