Form 10-Q
period 2026-06-30
Skye Bioscience, Inc.
filed 2026-08-14
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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

__________________________N/A_______________________________
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	SKYE	The Nasdaq Stock Exchange LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 11, 2026, there were 35,421,413 shares of the registrant's common stock, $0.001 par value, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report are forward-looking statements, including without limitation, statements regarding:

•delays in or failure to complete the Transaction (as defined herein), whether due to an inability by either party to satisfy one or more conditions to the closing of the Transaction (the "Closing" and such date, the "Closing Date"), including an inability to obtain required shareholder approvals or certain regulatory approvals, the occurrence of events or changes in circumstances that give rise to the termination of the Transaction Agreement (as defined herein) by either party, or otherwise;
•risks related to the pendency of the Transaction and its effect on our business, financial condition, results of operations, cash flows and stock price;
•diversion of management time and attention from ordinary course business operations to the Transaction and other potential disruptions to our business relating thereto;
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
•our expectations regarding the termination of our Phase 2a CBeyond clinical trial;
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

All forward-looking statements are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and beliefs, but they are inherently uncertain. The Company may not realize its expectations, and its beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements as a result of various important risks and uncertainties, including, without limitation: consummating the Transaction in the anticipated timeframe, if at all; the occurrence of any event, change or other circumstance that could give rise to the termination of the Transaction Agreement; uncertainties as to the ability to obtain stockholder approval; the possibility that competing acquisition proposals will be made; the possibility that various closing conditions for the Transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Transaction, or only grant approval subject to adverse conditions or limitations; the effects of the Transaction on relationships with employees, suppliers, other business partners or governmental entities, including the risk that the Transaction adversely affects employee retention; the difficulty of predicting the timing or outcome of regulatory approvals or actions; the impact of competitive products and pricing; the risk that Redx may not realize the potential benefits of the Transaction, including the possibility that the expected benefits from the proposed Transaction will not be realized or will not be realized within the expected time period and that Redx (as defined below) and the Company will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the risks related to disruption of management's time from ongoing business operations as a result of the Transaction; risks that the Transaction disrupts current plans and operations; changes in the Company's business during the period between announcement and Closing; any legal proceedings and/or regulatory actions that may be instituted related to the Transaction; other business effects, including the effects of industry, economic or political conditions outside of the companies’ control; costs and expenses related to the Transaction; actual or contingent liabilities; the effects of the Transaction, or the announcement thereof, on the Company’s stock price and/or operating results; the initiation and design of any future clinical trials of nimacimab will be impacted by the Company’s capital resources; the Company’s ability to protect its intellectual property; risks associated with the Company’s common stock; risks and uncertainties associated with the Cunning Litigation, and the other important factors discussed under the caption “Risk Factors” in this Quarterly Report and the Company’s filings with the Securities and Exchange Commission, including in its Annual Report on Form 10-K for the year ended December 31, 2025, which are accessible on the SEC’s website at www.sec.gov and the Investors section of the Company’s website.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,068,357	$5,882,498
Short-term investments	1,995,784	19,854,723
Prepaid expenses	415,164	504,890
Other current assets	479,582	852,036
Total current assets	10,958,887	27,094,147

Property and equipment, net	32,939	898,930
Operating lease right-of-use asset	33,660	266,646
Other assets	8,309	53,910
Total assets	$11,033,795	$28,313,633

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,278,419	$2,033,431
Accrued payroll liabilities	690,566	1,269,474
Other current liabilities	966,121	2,643,840
Estimate for accrued legal contingencies and related expenses	5,417,250	2,069,067
Insurance premium loan payable	143,050	—
Operating lease liability, current portion	35,696	189,647
Total current liabilities	11,531,102	8,205,459

Non-current liabilities
Operating lease liability, net of current portion	—	83,999
Total liabilities	11,531,102	8,289,458

Commitments and contingencies (Note 9)

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value; 200,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 300,000,000 and 100,000,000 shares authorized at June 30, 2026 and December 31, 2025; 35,143,722 and 33,378,139 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	35,144	33,379
Additional paid-in-capital	209,637,990	206,865,282
Accumulated deficit	(210,170,441)	(186,874,486)
Total stockholders’ equity (deficit)	(497,307)	20,024,175
Total liabilities and stockholders’ equity (deficit)	$11,033,795	$28,313,633
See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$3,941,932	$14,337,753	$11,877,612	$21,535,010
General and administrative	3,869,371	3,906,172	8,608,057	8,468,477
Change in estimate for legal contingency	3,250,000	—	3,250,000	—
Total operating expenses	11,061,303	18,243,925	23,735,669	30,003,487

Operating loss	(11,061,303)	(18,243,925)	(23,735,669)	(30,003,487)

Other (income) expense
Interest expense	3,299	—	5,498	—
Interest and other income, net	(103,208)	(533,090)	(272,823)	(1,191,333)
Gains from asset sales	(178,200)	(89,363)	(178,200)	(89,363)
Other expense	—	—	2,411	—
Total other (income) expense, net	(278,109)	(622,453)	(443,114)	(1,280,696)

Loss before income taxes	(10,783,194)	(17,621,472)	(23,292,555)	(28,722,791)
Provision for income taxes	3,400	3,400	3,400	5,400

Net loss	$(10,786,594)	$(17,624,872)	$(23,295,955)	$(28,728,191)

Loss per common share:
Basic	$(0.27)	$(0.44)	$(0.59)	$(0.72)
Diluted	$(0.27)	$(0.44)	$(0.59)	$(0.72)

Weighted average shares of common stock outstanding used to compute loss per share:
Basic	39,694,243	39,659,266	39,687,418	39,655,597
Diluted	39,694,243	39,659,266	39,687,418	39,655,597

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net Loss	$(23,295,955)	$(28,728,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330,484	364,445
Stock-based compensation expense	2,768,199	4,235,018
Gains from asset sales	(178,200)	(89,363)
Loss from disposal of assets	597,275	—
Change in estimate for legal contingencies	3,250,000	—
Changes in assets and liabilities:
Prepaid expenses	411,589	(1,061,850)
Right-of-use assets	170,368	—
Other current assets	372,454	1,476,121
Other assets	45,601	—
Accounts payable	2,244,988	2,584,507
Accrued payroll liabilities	(578,908)	(246,231)
Operating lease liability	(237,950)	(88,050)
Other current liabilities	(1,579,536)	1,621,927
Net cash used in operating activities	(15,679,591)	(19,931,667)

Cash flows from investing activities:
Proceeds from the sale of assets, net of sales costs	178,200	89,363
Maturities/(purchase) of short-term investments, net of maturities	17,858,939	(24,747,039)
Purchase of property and equipment	—	(6,312)
Cash from asset disposition	850	—
Net cash provided by (used in) investing activities	18,037,989	(24,663,988)

Cash flows from financing activities:
Purchase under employee stock purchase plan	6,274	18,158
Repayment of insurance premium loan payable	(178,813)	—
Net cash (used in) provided by in financing activities	(172,539)	18,158

Net increase (decrease) in cash and cash equivalents	2,185,859	(44,577,497)

Cash and cash equivalents, beginning of period	$5,882,498	$68,415,741

Cash and cash equivalents, end of period	$8,068,357	$23,838,244

Cash paid during the year for:
Interest	$5,498	$—
Income taxes	3,400	5,400

Supplemental disclosures of non-cash financing activities:
Financing of D&O insurance premium	$321,863	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amounts
Balance, January 1, 2026	33,378,139	$33,379	$206,865,282	$(186,874,486)	$20,024,175

Stock-based compensation expense	937	1	1,496,989	—	1,496,990

Exercise of pre-funded warrants	1,747,808	1,748	(1,748)	—	—

Net loss for the three months ended March 31, 2026	—	—	—	(12,509,361)	(12,509,361)

Balance, March 31, 2026	35,126,884	$35,128	$208,360,523	$(199,383,847)	$9,011,804

Stock-based compensation expense	8,438	8	1,271,201	—	1,271,209

Purchases under employee stock purchase plan	8,400	8	6,266	—	6,274

Net loss for the three months ended June 30, 2026	—	—	—	(10,786,594)	(10,786,594)

Balance, June 30, 2026	35,143,722	$35,144	$209,637,990	$(210,170,441)	$(497,307)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2025	30,974,559	$30,975	$199,070,421	$(130,949,672)	$68,151,724

Stock-based compensation expense	—	—	2,201,909	—	2,201,909

Net loss for the three months ended March 31, 2025	—	—	—	(11,103,319)	(11,103,319)

Balance, March 31, 2025	30,974,559	$30,975	$201,272,330	$(142,052,991)	$59,250,314

Stock-based compensation expense	3,750	4	2,033,105	—	2,033,109

Purchases under employee stock purchase plan	9,799	9	18,149	—	18,158

Net loss for the three months ended June 30, 2025	—	—	—	(17,624,872)	(17,624,872)

Balance, June 30, 2025	30,988,108	$30,988	$203,323,584	$(159,677,863)	$43,676,709
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
The Company's lead asset, nimacimab, was being developed for weight loss in patients with obesity and overweight. In October 2025, results from its CBeyond Phase 2a trial demonstrated no difference in weight loss at 26-weeks between placebo and nimacimab-alone, while there was a significant difference in weight loss when nimacimab was combined with semaglutide compared to semaglutide alone.
In March 2026, the Company initiated an expansion study (Part C) of the CBeyond Phase 2a trial to assess preliminary safety and pharmacokinetic (PK) profile of nimacimab administered intravenously (IV). The expansion study comprised two cohorts of nimacimab monotherapy (400 mg IV and 600 mg IV) compared to placebo administered weekly over 15 weeks (16 doses), with a 12 week follow up period, to generate preliminary monotherapy safety, PK, and exploratory efficacy data. Within each dose cohort, 8 participants will be randomized in a 3:1 ratio to nimacimab (n=6) or placebo (n=2).
Since inception, the Company had devoted substantially all its efforts to securing its product pipeline, carrying out research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. Following the Company's review of the rapidly changing anti-obesity medicine landscape and the potential commercial success of nimacimab's target product profile, in the second quarter of 2026, Skye management determined that in order to maximize shareholder value the CBeyond trial was terminated and all associated R&D activities for nimacimab were paused. On April 19, 2026 the Company engaged Stifel, Nicolaus & Company, Incorporated ("Stifel") as its exclusive financial advisor to assist in evaluating strategic alternatives.

Pending Transaction with Redx Pharma Limited

On August 14, 2026, Skye entered into a transaction agreement (“Transaction Agreement”) with Redx Pharma Limited with registered number 07368089 (“Redx”), a private limited company incorporated in England and Wales. Pursuant to the Transaction Agreement, and subject to the terms and conditions set forth therein, Skye will acquire the entire issued and to be issued share capital of Redx pursuant to a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006 (the “Scheme of Arrangement” and such transaction, the “Transaction”). See Note 11 Subsequent Events for Additional Information.
In anticipation of the Transaction Agreement, the Company initiated a reduction in operating activities during the second quarter of 2026. These actions included a workforce reduction, the disposition of certain manufacturing-related assets that were no longer expected to be used in operations, and other activities associated with the wind-down of the Company's legacy operations. As a result, the Company recognized certain non-recurring charges during the three and six months ended June 30, 2026. Additional information regarding the operating reductions and related asset impairment is included in Note 4, Property and equipment, net, and additional information regarding the Transaction Agreement is included in Note 11, Subsequent Events, and the Company's Current Report on Form 8-K filed with the SEC on August 14, 2026.
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
Liquidity
The Company has incurred operating losses and negative cash flows from operations since inception and as of June 30, 2026, had a working capital deficit of $572,215 and an accumulated deficit of $210,170,441. As of June 30, 2026, the Company had unrestricted cash and cash equivalents and short-term investments in the amount of $10,064,141. For the three months ended June 30, 2026 and 2025, the Company incurred losses from operations of $11,061,303 and $18,243,925, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred losses from operations of $23,735,669 and $30,003,487, respectively. For the three months ended June 30, 2026 and 2025, the Company incurred net losses of $10,786,594 and $17,624,872, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred net losses of $23,295,955 and $28,728,191, respectively. The Company expects to continue to incur significant losses through the end of 2026 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to close its proposed transaction with Redx or to raise sufficient additional funding to cover operating expenses. As of the date that these financials are filed, management estimates that the Company has sufficient capital through the Closing. However, the Company's continued operations beyond the fourth quarter of 2026 will depend on its ability to complete the proposed transaction with Redx or to successfully raise additional capital through various potential sources, such as equity and/or debt financings, or strategic relationships. If adequate funds are not available to the Company when needed it will be required to curtail or perhaps cease operations which would, in turn, further raise substantial doubt about its ability to continue as a going concern. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.
The Company is a party to a legal proceeding with a former employee (see note 9). As of June 30, 2026, the estimated legal contingency, including accrued legal expenses, is $5,417,250.
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
Nasdaq Communications

As previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on March 19, 2026, on March 17, 2026, the Company received a notification letter (the “Bid Price Deficiency Notice”) from the Nasdaq Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (Rule “5450(a)(1)”). In addition, as previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on May 15, 2026, on May 13, 2026, the Company received a written notification from the Listing Qualifications Department of Nasdaq notifying the Company that, based on the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, the Company’s stockholders’ equity was $9,011,804, and therefore, the Company was not in compliance with Nasdaq Global Market’s Listing Rule 5450(b)(1)(A), which requires a $10,000,000 minimum stockholders’ equity standard. On June 18, 2026, the Company received approval from Nasdaq to transfer the listing of the Company’s common stock from the Nasdaq Global Market to the Nasdaq Capital Market, which requires a $3,000,000 minimum stockholders’ equity standard, effective with the open of business on June 23, 2026. The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “SKYE” at this time. The Company intends to actively monitor the closing bid price of its common stock and to consider plans for regaining compliance with the minimum bid price requirement. While the Company plans to review all available options, there can be no assurance that it will be able to regain compliance with the applicable rules during the 180-day compliance period ending on September 14, 2026, any additional compliance period, or at all.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Interim financial results are not necessarily indicative of results anticipated for the full year, or any future periods.
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

Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation, including reclassifying discovery research and development expense amounts from external clinical development expenses into other research and development expenses, as described in Note 10, Segment Reporting. Such reclassifications did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
During the six months ended June 30, 2026, except as described below under "Property and Equipment, net," there were no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the asset's use and eventual disposition. If the carrying amount is determined to be unrecoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset's fair value. During the six months ended June 30, 2026, the Company recognized an impairment loss of $589,660 related to certain clinical manufacturing fixed assets. The impairment resulted from changes in the Company's strategic plans and the determination that the carrying amounts of the assets were no longer recoverable. See Note 4, Property and equipment, net, for additional information.
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

2. Fair Value Measurement
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement as of June 30, 2026
	Valuation
	Hierarchy	Total
Assets:
Money market funds (included in cash and cash equivalents)	Level 1	$5,088,978
U.S. treasury obligations (included in short-term investments)	Level 1	1,995,784
Total cash equivalents and marketable securities		$7,084,762

3. Prepaid Expenses, Other Current Assets and Liabilities

Prepaid expenses consist of the following:

	June 30, 2026	December 31, 2025
Prepaid clinical expenses	$—	$231,493
Prepaid insurance	230,629	90,807
Other prepaid expenses	184,535	182,590
	$415,164	$504,890
Other current assets consist of the following:

	June 30, 2026	December 31, 2025
Vendor deposits	440,584	827,781
Other tax receivables	7,356	10,474
Other current assets	31,642	13,781
	$479,582	$852,036
Other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Research and development costs	$33,923	$2,518,724
Legal expenses	917,818	88,838
Consulting and professional fees	4,457	26,356
Other accrued liabilities	9,923	9,922
	$966,121	$2,643,840

4. Property and equipment, net

Property and equipment, net consists of the following:

	June 30, 2026	December 31, 2025
Machinery and equipment	$11,150	$1,527,419
Computer equipment	96,744	96,744
Furniture and fixtures	18,999	24,496
Leasehold improvements	13,954	23,918
Total property and equipment, gross	140,847	1,672,577
Less: accumulated depreciation and amortization	(107,908)	(773,647)
Total property and equipment, net	$32,939	$898,930
During the second quarter of 2026, the Company began winding down its existing operations in in connection with its strategic review process and evaluation of the proposed Transaction Agreement. As a result, management determined that certain reusable manufacturing chromatography materials previously capitalized as machinery and equipment would no longer be used in the Company's operations.
Management evaluated these assets under ASC 360, Property, Plant, and Equipment, and concluded that the carrying amounts were not recoverable. In reaching this conclusion, management considered that the assets would no longer be used in operations, could not be repurposed for alternative internal use, were not intended to be sold, and that no active secondary market or other market participants were identified from whom the Company could reasonably expect to realize proceeds upon disposition.
Accordingly, the Company estimated the fair value of the assets to be zero and recorded a non-cash loss on disposal of approximately $589,660 during the three and six months ended June 30, 2026. The impairment loss was included within research and development expenses in the accompanying Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026. The Company removed the related gross asset cost and accumulated depreciation from its balance sheet, and the carrying value of these assets was zero as of June 30, 2026.
5. Warrants
There are significant judgments and estimates inherent in the determination of the fair value of the Company’s warrants. These judgments and estimates include assumptions regarding the Company’s future operating performance and the determination of the appropriate valuation methods.
Warrants
Warrants vested and outstanding as of June 30, 2026, are summarized as follows:

Source	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Warrants Outstanding
2016 Common Stock Warrants to Service Providers	287.50	0.33	160
2021 Inducement Warrants	37.50	0.07	84,667
2021 Inducement Warrants to Placement Agent	47.00	0.07	5,927
2021 Common Stock Warrants	22.50	0.24	311,113
2021 Common Stock Warrants to Placement Agent	27.50	0.24	21,778
August 2023 Convertible Note Common Stock Warrants	5.16	7.13	340,000
August 2023 PIPE Financing Common Stock Warrants	5.16	7.13	2,325,537
January 2024 Pre-Funded Warrants Common Stock	0.001	Indefinite	4,550,860
Total warrants outstanding as of June 30, 2026			7,640,042

As of June 30, 2026, all of the Company's warrants are fully vested.
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
At the Company's 2026 Annual Meeting of Stockholders held on May 26, 2026, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 100,000,000 shares to 300,000,000 shares. The Certificate of Amendment became effective upon its filing with the Nevada Secretary of State on May 28, 2026. This amendment did not modify the terms of the Amended and Restated Plan or increase the number of shares authorized for issuance under the Amended and Restated Plan.
As of June 30, 2026, the Company had 1,080,494 shares available for future grant under the Amended and Restated Plan.
2024 Inducement Equity Incentive Plan
On July 2, 2024, the Board adopted the Skye Bioscience, Inc. 2024 Inducement Equity Incentive Plan (the "Inducement Plan"). The Company has reserved 600,000 shares of the Company’s common stock for issuance pursuant to awards granted under the Inducement Plan. As of June 30, 2026, the Company had 426,563 shares available for future grant under the Inducement Plan.

Stock Options
The following is a summary of option activity under the Company’s Amended and Restated Plan and the Inducement Plan, for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2025	4,528,555	$5.74	8.73	$—

Granted	1,407,800	0.81
Exercised	—	—
Cancelled	(41,908)	6.51
Forfeited	(741,720)	2.77
Outstanding, June 30, 2026	5,152,727	$2.45	8.25	$195,469
Exercisable, June 30, 2026	2,479,027	$3.84	7.56	$76,863
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at June 30, 2026 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2026, was $0.62.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

	Six Months Ended June 30,
	2026	2025
Dividend yield	0.00%	0.00%
Volatility	84.61 - 86.16%	83.86 - 85.93%
Risk-free interest rate	3.78- 4.00%	3.93 - 4.27%
Expected term (years)	5.27- 6.08	5.27 - 6.08

On March 31, 2026, the Company effected a stock option repricing (the “Option Repricing”) of all outstanding stock options held by current full-time employees, including the Company's executive officers, that were granted prior to December 31, 2025 under either the Amended and Restated Plan or the Inducement Plan. Pursuant to the Option Repricing, the exercise price of each repriced option was reduced to $0.6146 per share, the closing price per share of the Company’s common stock on the repricing date. No additional changes were made to the repriced options other than a reduction in the applicable exercise price. This was deemed a type I modification (probable to probable). The total incremental expense was $339,063, to be recognized over the remaining service period.
Restricted Stock Units
The following is a summary of restricted stock unit ("RSU") activity during the six months ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	492,488	$9.72

Vested	(9,375)	7.56
Unvested, June 30, 2026	483,113	$9.76

2022 Employee Stock Purchase Plan
In June 2022, the Board approved the 2022 Employee Stock Purchase Plan (the "ESPP"), under which the Company may offer eligible employees the option to purchase common stock at a 15% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the ESPP. Total individual purchases in any year are limited to 15% of compensation. The ESPP was approved by the Company's stockholders on September 30, 2022. As of June 30, 2026, 8,400 shares were issued under the ESPP.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation expense for the stock options, ESPP, and the RSUs discussed above, in its unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$519,271	$519,018	$1,078,725	$1,008,606
General and administrative	751,938	1,514,091	1,689,474	3,226,412
	$1,271,209	$2,033,109	$2,768,199	$4,235,018
The total amount of unrecognized compensation cost was $7,221,567 as of June 30, 2026. This amount will be recognized over a weighted average period of 2.28 years.

7. Debt
Insurance premium loan payable
On February 1, 2026, the Company entered into an annual financing arrangement for a portion of its Directors and Officers Insurance Policy (the “D&O Insurance”) with First Insurance Funding whereby the Company borrowed $321,863. The loan is payable in equal monthly installments of $35,763, matures on October 13, 2026, and bears interest at a rate 4.10% per annum. As of June 30, 2026, a total of $210,803 and $143,050, remains financed in prepaid expenses and insurance premium loan payable, respectively.

8. Loss Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net loss per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic EPS and diluted EPS:

Loss (Numerator)
Net loss	$(10,786,594)	$(17,624,872)	$(23,295,955)	$(28,728,191)

Shares (Denominator)
Weighted average common shares outstanding **	39,694,243	39,659,266	39,687,418	39,655,597
Per-Share Amount	$(0.27)	$(0.44)	$(0.59)	$(0.72)
** The denominator considers the outstanding pre-funded warrants as common stock equivalents in calculating weighted average common shares outstanding.

The following outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share of common stock for the periods presented because including them would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	5,152,727	4,523,762	5,152,727	4,523,762
Warrants	3,089,182	3,121,850	3,089,182	3,121,850
Unvested restricted stock units	483,113	499,363	483,113	499,363
9. Commitments and Contingencies

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
In March of 2023, the Company appealed the judgment in the Cunning Lawsuit to the United States Court of Appeals for the Ninth District (the "Ninth Circuit"). On October 22, 2024, the Ninth Circuit issued its decision in the Company's favor which vacated the judgment and remanded the case back to the District Court for a new trial. As a result, the Company recovered the $9,080,202 restriction on its cash related to the bond during the year ended December 31, 2024. The new trial is currently scheduled to be held in October 2026.
During the year ended December 31, 2024, management revised its assumptions related to its estimate of the legal contingency and the Company reversed the accrued interest on the original judgment and recognized a gain of $4,234,717 in change in estimate for legal contingencies. During the six months ended June 30, 2026, management reassessed its estimate of the legal contingency based on developments in the litigation and information available through June 30, 2026. These developments included ongoing settlement discussions, the approaching retrial, and updated assessments regarding potential damages and litigation risk. Based on this reassessment, the Company increased its estimated legal contingency. As of June 30, 2026, the estimated legal contingency, including accrued legal expenses, is $5,417,250. The increase in the estimated legal contingency during the six months ended June 30, 2026 resulted in the recognition of a $3,250,000 change in estimate for legal contingencies in the accompanying Unaudited Condensed Consolidated Statements of Operations.
In reassessing the estimated legal contingency as of June 30, 2026, management considered the following factors:
•advice from external advisors including its technical accounting advisors regarding the appropriate application of GAAP and legal counsel’s advice with regard to prior experience with similar cases,
•the damages and potential attorney fee awards if the case were to be retried, including the likelihood of a subsequent loss if the Company were to be unsuccessful, while giving consideration to the facts and circumstances that would be inadmissible due to the Ninth Circuit’s decision,
•the likelihood of settlement and information obtained during settlement discussions, including discussions occurring during the current reporting period,

•the Company’s possible defenses and counterclaims, and
•the procedural posture of the litigation, including the Ninth Circuit's remand for a new trial and the amount of the prior judgment.
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
Two derivative actions have been filed in the United States District Court for the Southern District of California. On January 29, 2026, a plaintiff filed a putative derivative lawsuit captioned Domulot v. Dhillon et al., Case No. 3:26-cv-00600-WQH (the “Domulot Action”). On May 1, 2026, a second plaintiff filed a punitive derivative lawsuit captioned Dillan White v. Dhillon, et al., Case No. 3:26-cv-2776-MSB (the “White Action”). Both the Domulot Action and the White Action assert claims, purportedly on behalf of the Company, against certain officers and directors of the Company for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Sections 14(a) of the Exchange Act, and for contribution under the Exchange Act based on the dissemination of allegedly false and misleading statements related to nimacimab. Both complaints seek unspecified damages, an award of costs and expenses, including attorneys’ fees and expert fees, and other relief, including corporate governance reforms. Both the Domulot Action and the White Action have since been stayed pending developments in the securities class action. On August 11, 2026, the parties filed a joint motion to consolidate the Domulot Action and the White Action.

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
On August 11, 2026, the Company notified Halozyme of its intent to terminate the Halozyme License Agreement.

10. Segment Reporting
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
In addition to the significant expense categories included within consolidated net loss presented on the Company's Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses which are presented to the Company's CODM for review:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
External clinical development expenses (1)
SBI-100	$—	$—	$—	$2,241
nimacimab	1,712,599	11,723,402	7,041,837	16,623,528
Total External clinical development expenses	1,712,599	11,723,402	7,041,837	16,625,769
Personnel related and stock-based compensation	1,644,315	1,408,024	3,357,113	2,745,773
Other research and development expenses (2)	585,018	1,206,327	1,478,662	2,163,468
Total research and development expenses	$3,941,932	$14,337,753	$11,877,612	$21,535,010
(1) External clinical development expenses include expenses for clinical trial costs and clinical manufacturing.
(2) Other research and development expenses include expenses for travel and entertainment, consulting and advisory, discovery research and development, and general business expenses.
The net book value of property and equipment in the US was equal to $32,021 and $55,488 for June 30, 2026, and December 31, 2025, respectively. The net book value of property and equipment outside of the US was equal to $918, and $843,442 for June 30, 2026, and December 31, 2025, respectively.
11. Subsequent Events

Transaction Agreement with Redx Pharma Limited

On August 14, 2026, Skye entered into the Transaction Agreement with Redx. Pursuant to the Transaction Agreement, and subject to the terms and conditions set forth therein, Skye will acquire the entire issued and to be issued share capital of Redx pursuant to the Scheme of Arrangement. The Transaction Agreement provides that, subject to the terms and conditions set forth therein, including the requisite approval of each of the Company’s and Redx’s shareholders, the Company will acquire the entire issued and to be issued share capital of Redx pursuant to a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006 (the “Scheme of Arrangement” and such transaction, the “Transaction”).

Under the Transaction Agreement, following the effective time of the Scheme of Arrangement (the “Effective Time”), each Scheme Share (as defined in the Scheme of Arrangement) (each a “Scheme Share”) shall be transferred from the holders of the Scheme Shares to the Company in exchange for a number of validly issued, fully paid and non-assessable shares of common stock of the Company, par value of $0.001 per share (the “Common Stock”) or, if applicable pursuant to the terms of the Transaction Agreement, shares of non-voting common stock of the Company to be established prior t if elected for a part or all of the Scheme Shares held by an Eligible Electing Shareholder (as defined in the Transaction Agreement) shares of non-voting common stock of the Company to be established prior to the Effective Time, which shares will be convertible into shares of Common Stock on a one-for-one basis (the “Non-Voting Common Stock” and, the shares of Common Stock and/or Non-Voting Common Stock to be issued pursuant to the Transaction Agreement, the “Share Deliverables”), calculated in accordance with the Exchange Ratio as set forth in the Transaction Agreement (the “Exchange Ratio”).

On the date hereof, Redx has entered into a subscription agreement pursuant to which, prior to the Closing, Redx intends to issue certain series A shares in the capital of Redx (the “Series A Shares”) for an aggregate purchase price of $36.0 million (the “Series A Financing”), and such Series A Shares will form part of the Scheme Shares. In addition, the Company and an existing investor have entered into a side letter (the “Side Letter”) in connection with the Concurrent Financing (as defined below) and the Transaction Agreement pursuant to which the investor has agreed to invest up to an additional $5.0 million in the Concurrent Financing, subject to the satisfaction of certain conditions in the Side Letter.

Company Contingent Value Rights Agreement

Immediately prior to the Effective Time, the Company and a rights agent are expected to enter into a contingent value rights agreement (the “Legacy CVR Agreement”), pursuant to which holders of record of Common Stock as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right for each outstanding share of Common Stock held as of such date. Pursuant to the Legacy CVR Agreement, each Legacy CVR holder will be entitled to receive their pro rata share of an aggregate cash payment equal to 90% of the net proceeds), if any, received by the Company as a result of payments made to the Company of any upfront, milestone, royalty and other payments received under any disposition agreement related certain of to the Company’s pre-Transaction assets.

Redx Contingent Value Rights Agreement

Immediately prior to the Effective Time, Redx and a rights agent are expected to enter into a contingent value rights agreement (the “Redx CVR Agreement”), pursuant to which holders of record of Redx ordinary shares as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right for each outstanding Redx ordinary share held as of such date. Pursuant to the Redx CVR Agreement, each Redx Legacy CVR holder will be entitled to receive, in the form of shares of Common Stock, their pro rata share of an aggregate cash payment equal to 100% of the net proceeds, if any, received by the Company as a result of payments made to the Company of any upfront, milestone, royalty and other payments received under any disposition agreement related to certain of Redx’s pre-Transaction assets.

Concurrent Financing

Concurrently with entering into the Transaction Agreement, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”). Pursuant to the Securities Purchase Agreement, and subject to the terms and conditions therein, the Company agreed to sell, and the Investors agreed to purchase, immediately after the Effective Time, shares of Common Stock and/or, if applicable pursuant to the terms of the Securities Purchase Agreement, shares of Non-Voting Common Stock for an aggregate purchase price of $67.9 million, which may increase to up to $72.9 million, subject to certain conditions set forth in the Side Letter (the “Concurrent Financing”). The closing of the Concurrent Financing is anticipated to occur immediately after the Closing on the Closing Date, subject to the satisfaction of customary closing conditions.

Equity Line of Credit and Warrant

Concurrently with entering into the Transaction Agreement, the Company entered in a binding term sheet (the “Term Sheet”) with a fund affiliated with Redmile Group, LLC (“Redmile”), pursuant to which, and subject to the terms and conditions therein, the Company and Redmile agreed to enter into definitive documentation with respect to an equity line of credit (the “ELOC”) and the Warrant (as defined below) within seven days of the date of the Term Sheet. Pursuant to the Term Sheet, the ELOC will be effective for a period of three years following the closing of the Concurrent Financing and obligate the Company to sell shares of Common Stock and/or Non-Voting Common Stock having an aggregate purchase price of up to $22.0 million to Redmile from time to time, subject to cetain volume limitations, at a purchase price set in accordance with the terms therein. In addition, pursuant to the Term Sheet, the Company agreed to issue to Redmile at the Closing Time, a warrant to purchase up to $5.0 million of shares of Common Stock and/or Non-Voting Common Stock in accordance with the terms set forth therein (the “Warrant”).

Reverse Stock Split

On August 12, 2026, the board of directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock, at a ratio of 1-for-8 (the “Reverse Stock Split”). The Company expects that the effective time of the Reverse Stock Split will be on or about 12:01 am New York time on Thursday, August 24, 2026 (the “Effective Date”), with the Common Stock trading on the Nasdaq Capital Market (“Nasdaq”) on a reverse split-adjusted basis under the Company’s existing trading symbol, “SKYE,” at the market open on the Effective Date. Implementation of the reverse stock split remains subject to implementation by the Company and the satisfaction of applicable Nasdaq listing requirements. There can be no assurance that the reverse stock split will be completed on the anticipated timeline, or at all, or that, if completed, it will result in the Company regaining or maintaining compliance with the Nasdaq continued listing requirements, including the Minimum Bid Price Requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three and six months ended June 30, 2026 and 2025, together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (SEC) on March 10, 2026.
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
Overview
We are a clinical stage company with lead clinical candidate, nimacimab, a peripherally restricted negative allosteric modulating antibody targeting cannabinoid receptor 1 ("CB1")—a key GPCR involved in metabolic regulation that is administered as a subcutaneous injectable initially for the treatment of obesity and overweight.
Results of CBeyond Phase 2a Proof-of-Concept Trial
We completed CBeyondTM, a Phase 2a proof-of-concept clinical trial of nimacimab administered as a subcutaneous injectable for the treatment of obesity and overweight in the United States. The randomized, placebo- and active-controlled, double-blind CBeyond Phase 2a trial enrolled 136 adults with obesity or overweight, including individuals with a BMI ≥27 kg/m² with at least one comorbidity. Patients were randomized across four arms, 2:2:1:1 to arms with weekly nimacimab 200 mg subcutaneously, placebo, nimacimab 200 mg plus semaglutide (Wegovy®), or placebo plus semaglutide, and were dosed weekly for 26 weeks. Patients not participating in a 26-week extension were monitored for 13 weeks post-treatment.
In October 2025, we announced topline results from our CBeyond Phase 2a proof-of-concept clinical trial of nimacimab administered as a subcutaneous injectable for the treatment of obesity and overweight in the United States. Nimacimab monotherapy arm did not achieve the primary endpoint of weight loss compared to placebo (-1.52% vs. -0.26 for placebo, mITT). Preliminary pharmacokinetic analysis suggested an association between exposure and response, indicating that the 200 mg, subcutaneous weekly dose was suboptimal as a monotherapy. At the tested dose and exposure levels, nimacimab 200 mg demonstrated a favorable safety profile with placebo-like tolerability. In combination with semaglutide, there was no increase in gastrointestinal (GI) adverse events. Importantly, there were no increases in neuropsychiatric adverse events reported resulting from treatment with nimacimab. In the combination arm, nimacimab 200 mg, subcutaneous weekly dose plus semaglutide demonstrated a clinically meaningful magnitude of weight loss compared to semaglutide alone (-13.2% vs -10.25%, p=0.0372, mITT), with no plateau being observed through Week 26.
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
19 participants in the combination cohorts completed week 26 were eligible for, and enrolled in the extension study. Seven participants in the combination group completed the additional 26 weeks of treatment lost an additional 7.9% of weight, resulting in a mean weight loss of 22.3% . According to initial results in this limited cohort, the combination therapy remained safe and well tolerated. No SAEs or AESIs were reported during the extension period. Moreover, the 7 participants in the semaglutide-alone group completed treatment of the additional 26 weeks and lost an additional -5.8% of weight during the extension period, resulting in a mean weight loss of -19.7%. Full topline reporting of the CBeyond Phase 2a extension data including nimacimab monotherapy data and 13-week off-therapy follow-up has not yet been reported.
We believe multiple factors may have resulted in the lower than anticipated weight loss results for nimacimab as a monotherapy, including a lower systemic exposure than originally modeled, and a better understanding of tissue exposure required to drive weight loss with peripheral CB1 inhibition.
In March 2026, we initiated an expansion study (Part C) of the CBeyond Phase 2a trial to assess preliminary safety and pharmacokinetic (PK) profile of nimacimab administered intravenously (IV). The expansion study comprised of two cohorts of nimacimab monotherapy (400 mg IV and 600 mg IV) compared to placebo administered weekly over 15 weeks (16 doses), with a 12 week follow up period, to generate preliminary monotherapy safety, PK, and exploratory efficacy data. Within each dose cohort, 8 participants will be randomized in a 3:1 ratio to nimacimab (n=6) or placebo (n=2). On May 20, 2026 we announced that the Cohort Review Committee (CRC) responsible for reviewing safety data generated from the CBeyond Part C Expansion Study, and for approving the opening of enrollment in Cohort 2 has unanimously approved opening the second cohort of the CBeyond Part C Expansion study.
Recent Developments
Termination of CBeyond Study
With recent approvals of oral versions of GLP-1 receptor agonists (WEGOVY and FOUNDAYO), combined with continued development GLP-1, GIP, glucagon triple agonists, such as retatrutide demonstrating greater than 25% weight loss, Skye management determined that nimacimab's current target product profile which included at least a 600mg once-weekly dose, or 6 mL weekly injection, may not significantly penetrate the increasingly competitive anti-obesity medicine market. As a result, the Company terminated all clinical activities related to CBeyond, including enrollment for the CBeyond expansion (Part C) study, and paused all R&D activities associated with nimacimab in order to evaluate strategic options. In addition, the Company instituted multiple cost-cutting measures, including but not limited to, a reduction in workforce and termination of certain vendor contracts and licensing agreements.
Transaction with Redx Pharma Limited
On August 14, 2026, we entered into a transaction agreement (“Transaction Agreement”) with Redx Pharma Limited with registered number 07368089 (“Redx”), a private limited company incorporated in England and Wales. Pursuant to the Transaction Agreement, and subject to the terms and conditions set forth therein, we will acquire the entire issued and to be issued share capital of Redx pursuant to a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006 (the “Scheme of Arrangement” and such transaction, the “Transaction”). Upon the consummation of the Transaction, the combined company will be led by the Redx management team and plans to operate under the name Fibrx Therapeutics, Inc. The Transaction Agreement was unanimously approved by our board of directors and is subject to certain customary closing conditions, including the approval by the stockholders of each company. See Note 11 Subsequent Events for additional information.
Company Contingent Value Rights Agreement
Immediately prior to the Effective Time, the Company and a rights agent are expected to enter into a contingent value rights agreement (the “Legacy CVR Agreement”), pursuant to which holders of record of Common Stock as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right for each outstanding share of Common Stock held as of such date. Pursuant to the Legacy CVR Agreement, each Company Legacy CVR holder will be entitled to receive their pro rata share of an aggregate cash payment equal to 90% of the net proceeds, if any, received by the Company as a result of payments made to the Company of any upfront, milestone, royalty and other payments received under any disposition agreement related to certain of the Company’s pre-Transaction assets (the “Legacy Assets”).
The foregoing summary of the Legacy CVR Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Legacy CVR Agreement, which is filed herewith as Exhibit 10.1 and is incorporated by reference herein.
Redx Contingent Value Rights Agreement
Immediately prior to the Effective Time, Redx and a rights agent are expected to enter into a contingent value rights agreement (the “Redx CVR Agreement”), pursuant to which holders of record of Redx ordinary shares as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right for each outstanding Redx ordinary share held as of such date. Pursuant to the Redx CVR Agreement, each Redx Legacy CVR holder will be entitled to receive, in the form of shares of common stock of the Company, their pro rata share of an aggregate cash payment equal to 100% of the net proceeds, if any, received by the Company as a result of payments made to the Company of any upfront, milestone, royalty and other payments received under any disposition agreement related to certain of Redx’s pre-Transaction assets.
The foregoing summary of the Redx CVR Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the form of the Redx CVR Agreement, which is filed herewith as Exhibit 10.2 and is incorporated by reference herein.
Concurrent Financing
Concurrently with entering into the Transaction Agreement, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Investors”). Pursuant to the Securities Purchase Agreement, and subject to the terms and conditions therein, the Company agreed to sell, and the Investors agreed to purchase, immediately after to the Effective Time, shares of Common Stock for an aggregate purchase price of $67.9 million, which may increase to up to

$72.9 million, subject to certain conditions (the “Concurrent Financing”). The closing of the Concurrent Financing is anticipated to occur immediately after the Closing on the Closing Date, subject to the satisfaction of customary closing conditions.
Additionally, Redx entered into subscription agreements with new and existing Redx investors, including Redx's existing major shareholder, Redmile, for a Series A private placement of $36.0 million in gross proceeds (the “Series A Financing” and, together with the Concurrent Financing, the “Financing”). The Series A Financing has been approved by the Redx board of directors and, subject to Redx shareholder approval, is expected to close shortly after the execution of the Transaction Agreement. The Financing is expected to provide the combined company with an aggregate total gross proceeds of approximately $103.9 million, which may increase to up to $108.9 million, subject to certain conditions set forth in the Side Letter (the “Concurrent Financing”). See Note 11 Subsequent Events for additional information.
Equity Line of Credit and Warrant
Concurrently with entering into the Transaction Agreement, the Company entered in a binding term sheet (the “Term Sheet”) with a fund affiliated with Redmile Group, LLC (“Redmile”), pursuant to which, and subject to the terms and conditions therein, the Company and Redmile agreed to enter into definitive documentation with respect to an equity line of credit (the “ELOC”) and the Warrant (as defined below) within seven days of the date of the Term Sheet. Pursuant to the Term Sheet, the ELOC will be effective for a period of three years following the closing of the Concurrent Financing and obligate the Company to sell shares of Common Stock and/or Non-Voting Common Stock having an aggregate purchase price of up to $22.0 million to Redmile from time to time, subject to cetain volume limitations, at a purchase price set in accordance with the terms therein. In addition, pursuant to the Term Sheet, the Company agreed to issue to Redmile at the Closing Time, a warrant to purchase up to $5.0 million of shares of Common Stock and/or Non-Voting Common Stock in accordance with the terms set forth therein (the “Warrant”).
Termination of Halozyme License Agreement
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
On August 11, 2026, the Company notified Halozyme of its intent to terminate the Halozyme License Agreement.

Financial Overview
Revenues
To date, we have not commercialized any products and have never generated revenue from the commercialization of any product. If we are unable to complete the proposed transaction with Redx, we may need to raise additional capital. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all.
Research and Development Expenses
During the three and six months ended June 30, 2026, we incurred $3,941,932 and $11,877,612 in research and development expenses, respectively, primarily related to our Phase 2a clinical trial of nimacimab for obesity and the manufacturing costs associated with future trials. During the three and six months ended June 30, 2025, we incurred $14,337,753 and $21,535,010 in research and development expense, respectively, primarily related to our efforts in conducting our Phase 2a clinical trial related to our Phase 2a clinical trial for nimacimab for obesity.
As a result of terminating the CBeyond trial and any other research and development expenses associated with nimacimab, including workforce reduction, vendor contracts and license agreements, we expect research and development expenses in the future will be significantly reduced until the completion of the proposed transaction with Redx.
General and Administrative Expenses
Our general and administrative expenses have fluctuated year-over-year as we have entered into various strategic acquisitions to restructure and reposition our company. Additionally, as a business in the early stages of drug development we are continually evaluating our operations and infrastructure to identify areas where we can increase efficiencies. As a public company, we expect to incur additional expenses related to insurance, investor relations activities, legal and other administration and professional services to comply with the rules and regulations of the SEC, the Financial Industry Regulatory Authority ("FINRA") and Nasdaq. Other significant costs are expected to include legal fees relating to patent and corporate matters, business development costs and fees for consulting services. To incentivize our employees and be competitive to retain strong talent we issued additional equity awards in 2026 and 2025 and we repriced certain options in the first quarter of 2026, which have resulted in increased stock-based compensation expense. We expect general and administrative expenses to reduce in the future resulting from workforce reduction activities and will continue to reduce until the proposed transaction with Redx is complete.
Estimate for Legal Contingencies and Related Expenses
The estimate for legal contingencies and related expenses relates to a litigation matter that related to a former employee of the Company. As of December 31, 2023, we had posted an appellate bond that was collateralized by an irrevocable letter of credit equal to, $9,080,202, approximately 150% of the liability recorded on our balance sheet. As of December 31, 2024, we were successful in our appeal of the judgment in the Ninth Circuit Court of Appeals and the case was remanded back to the District Court for a new trial, as a result of which we recovered the appellate bond and reduced the estimated legal contingency based on new key assumptions. As of June 30, 2026, the estimated legal contingency, including accrued legal expenses, is $5,417,250, an increase of $3,348,183 from December 31, 2025. The increase primarily reflects a $3,250,000 change in the estimated legal contingency recognized during the second quarter of 2026, as well as changes in accrued legal expenses. The final amount of the loss and loss recoveries remains uncertain. We believe that it is at least reasonably possible that the estimated amount of the potential loss may change in the near term.
Other (Income) Expense
Other expense primarily includes a gain from the sale of the Avalite Sciences, Inc. ("AVI") building (the "AVI building") in the first quarter of 2024 and interest income earned on our cash and cash equivalent balances and short term investments.
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
Results of Operations
For the three months ended June 30, 2026 and 2025
Research and Development Expenses
Below is a summary of our research and development expenses during the three months ended June 30, 2026 and for the same period in 2025:

	Three Months Ended June 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Research and development expenses	$3,941,932	$14,337,753	$(10,395,821)	(73)%
Research and development expenses for the three months ended June 30, 2026, decreased by $10,395,821 as compared to the same period in 2025. The net decrease in research and development expenses was primarily due to:
•Clinical trial costs decreased by $2,025,003 due to the termination of all clinical activities related to CBeyond, including enrollment for the CBeyond expansion (Part C) study, and the pausing of all R&D activities associated with nimacimab in order to evaluate strategic options.

•Contract manufacturing costs decreased by $7,885,849 due to the termination of all clinical activities related to CBeyond, including enrollment for the CBeyond expansion (Part C) study, and the pausing of all R&D activities associated with nimacimab in order to evaluate strategic options.
•Discovery research and development costs decreased $555,674 primarily due to the pausing of all R&D activities and cost-cutting measures implemented as the Company evaluates strategic options.
•Quality assurance costs decreased by $21,480 primarily due to the pausing of all R&D activities and cost-cutting measures implemented as the Company evaluates strategic options.
•Salaries and stock-based compensation increased by $236,291 primarily due to severance for one employee and incremental expenses form the stock option repricing.
•Consulting, advisory and professional fees decreased by $59,191 primarily due to the pausing of all R&D activities associated with nimacimab and cost-cutting measures implemented as the Company evaluates strategic options.
General and Administrative Expenses
Below is a summary of our general and administrative expenses during the three months ended June 30, 2026, and for the same period in 2025:

	Three Months Ended June 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
General and administrative expenses	$3,869,371	$3,906,172	$(36,801)	(1)%
General and administrative expenses for the three months ended June 30, 2026, decreased by $36,801 as compared to the same period in 2025. The decrease in general and administrative expenses was primarily due to:
•Salaries, benefits and other direct employee related costs decreased by $1,416,005 primarily due to lower headcount.
•Consulting, advisory and professional fees increased by $158,060 primarily due to the timing of tax accounting services and financial advisory services.
•Investor relations, marketing and communications expenses decreased by $212,353 primarily due to reductions in content creation and digital marketing expenses.
•Recruiting fees decreased by $50,000 primarily due to the one time cost to hire an executive in the prior period.
•Legal fees increased by $1,549,769 due to costs associated with the strategic alternatives process and negotiation of the proposed Transaction Agreement and litigation defense costs.
•General business expenses decreased $66,272 primarily due to headcount reductions and associated travel and entertainment expenses, as compared to the same period in the prior year.
Change in Estimate for Legal Contingencies
Total change in estimate for legal contingencies for the three months ended June 30, 2026, and for the same period in 2025:

	Three Months Ended June 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Change in estimate for legal contingencies	$3,250,000	$—	$3,250,000	100%
For the three months ended June 30, 2026, we recorded a change in estimate for legal contingencies (as defined in Note 9 to the accompanying Unaudited Condensed Consolidated Financial Statements) based on changes after June 30, 2026, to the facts and circumstances related to our legal proceedings that existed as of the balance sheet date.

Other (Income) Expense
Below is a summary of our other (income) expense for the three months ended June 30, 2026 and for the same period in 2025:

	Three Months Ended June 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Interest expense	$3,299	$—	$3,299	100%
Interest and other income, net	(103,208)	(533,090)	429,882	(81)%
Gains from asset sales	(178,200)	(89,363)	(88,837)	99%
Total other income	$(278,109)	$(622,453)	$344,344	(55)%
For the three months ended June 30, 2026, other income decreased $344,344 as compared to the same period in 2025 primarily due to:
•Decreases in interest income and other income, net of $429,882 due to decreased interest from our cash equivalents and short-term investments yields as a result of the decrease in cash equivalents and short-term investments on hand.
For the six months ended June 30, 2026 and 2025
Research and Development Expenses
Below is a summary of our research and development expenses during the six months ended June 30, 2026 and for the same period in 2025:

	Six Months Ended June 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Research and development expenses	$11,877,612	$21,535,010	$(9,657,398)	(45)%
Research and development expenses for the six months ended June 30, 2026, decreased by $9,657,398 as compared to the same period in 2025. The net decrease in research and development expenses was primarily due to:
◦Clinical trial costs decreased by $1,837,419 due to the termination of all clinical activities related to CBeyond, including enrollment for the CBeyond expansion (Part C) study, and the pausing of all R&D activities associated with nimacimab in order to evaluate strategic options.
◦Contract manufacturing costs decreased by $7,681,937 due to the termination of all clinical activities related to CBeyond, including enrollment for the CBeyond expansion (Part C) study, and the pausing of all R&D activities associated with nimacimab in order to evaluate strategic options.
◦Discovery research and development costs decreased by $724,061 primarily due to the pausing of all R&D activities and cost-cutting measures implemented as the Company evaluates strategic options.
◦Quality assurance costs decreased by $86,376 primarily due to the pausing of all R&D activities and cost-cutting measures implemented as the Company evaluates strategic options.
◦Salaries and stock-based compensation increased by $611,340 primarily due to severance for seven employees and incremental expenses form the stock option repricing.
◦Consulting, advisory and professional fees increased by $157,223 primarily due to the build out of the Company's SOP system, before pausing of all R&D activities associated with nimacimab.
General and Administrative Expenses
Below is a summary of our general and administrative expenses during the six months ended June 30, 2026, and for the same period in 2025:

	Six Months Ended June 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
General and administrative expenses	$8,608,057	$8,468,477	$139,580	2%

General and administrative expenses for the six months ended June 30, 2026, increased by $139,580 as compared to the same period in 2025. The increase in general and administrative expenses was primarily due to:
◦Salaries, benefits and other direct employee related costs decreased by $1,691,664 primarily due to lower headcount.
◦Consulting, advisory and professional fees increased by $129,815 primarily due to the timing of tax accounting services and financial advisory services.
◦Investor relations, marketing and communications expenses decreased by $547,385 primarily due to reductions in content creation and digital marketing expenses.
◦Recruiting fees decreased by $83,750 primarily due to the one time cost to hire an executive in the prior period.
◦Legal fees increased by $2,538,393 due to costs associated with the strategic alternatives process and negotiation of the proposed Transaction Agreement and litigation defense costs.
◦General business expenses decreased $205,829 primarily due to headcount reductions and associated travel and entertainment expenses, as compared to the same period in the prior year.
Change in Estimate for Legal Contingencies
Total change in estimate for legal contingencies for the six months ended June 30, 2026, and for the same period in 2025:

	Six Months Ended June 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Change in estimate for legal contingencies	$3,250,000	$—	$3,250,000	100%
For the six months ended June 30, 2026, we recorded a change in estimate for legal contingencies (as defined in Note 9 to the accompanying Unaudited Condensed Consolidated Financial Statements) based on changes after June 30, 2026, to the facts and circumstances related to our legal proceedings that existed as of the balance sheet date.
Other (Income) Expense
Below is a summary of our other (income) expense for the six months ended June 30, 2026 and for the same period in 2025:

	Six Months Ended June 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Interest expense	$5,498	$—	5,498	100%
Interest and other income, net	(272,823)	(1,191,333)	918,510	(77)%
Gains from asset sales	(178,200)	(89,363)	(88,837)	99%
Other expense	2,411	—	2,411	100%
Total other income	$(443,114)	$(1,280,696)	$837,582	(65)%
For the six months ended June 30, 2026, other income decreased $837,582 as compared to the same period in 2025 primarily due to:
◦Decreases in interest income and other income, net of $918,510 due to decreased interest from our cash equivalents and short-term investments yields as a result of the decrease in cash equivalents and short-term investments on hand.
Liquidity, Going Concern and Capital Resources
Liquidity

We have incurred operating losses and negative cash flows from operations since our inception. We expect to continue to incur significant losses and negative cash flows from operations through 2026 and into the foreseeable future. Historically, we have funded our operations primarily through issuance of equity securities, borrowings from a related party and strategic transactions. We have not commercialized any products and have never generated revenue from the commercialization of any product. If we are unable to complete the proposed transaction with Redx, we may need to raise additional capital. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all.
As of June 30, 2026, we had working capital deficit of $572,215, an accumulated deficit of $210,170,441, and stockholders’ deficit of $497,307. We had unrestricted cash and cash equivalents and short-term investments in the amount of $10,064,141 as of June 30, 2026, as compared to $25,737,221 as of December 31, 2025. For the three months ended June 30, 2026 and 2025, the Company incurred losses from operations of $11,061,303 and $18,243,925, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred losses from operations of $23,735,669 and $30,003,487, respectively. For the three months ended June 30, 2026 and 2025, the Company incurred net losses of $10,786,594 and $17,624,872, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred net losses of $23,295,955 and $28,728,191, respectively.
Going Concern
Our independent registered public accounting firm issued a report on our audited consolidated financial statements as of and for the year ended December 31, 2025, that included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern due to our recurring operating losses. Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business. Our accompanying condensed consolidated financial statements do not include any adjustments to the carrying amounts or classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Refer to "Risks Related to Our Limited Operating History, Financial Position and Capital Requirements — Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, and if we are unable to continue, you may lose your entire investment" in our Annual Report on Form 10-K for additional information.

As of June 30, 2026, we have substantially reduced operations including termination of the CBeyond trial, significant reduction of all R&D costs associated with the development of nimacimab and other potential pipeline assets, reduction in workforce, and termination of vendor contracts and licensing agreements.
Our future capital requirements will depend on many factors, including:
•Our ability to complete the proposed Transaction Agreement with Redx;
•the costs associated with being a public company;
•the amount of revenue, if any, received from the monetization of the Company Legacy CVR, commercial sales of our drug candidates, should any of our drug candidates receive marketing approval;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation;
•the results of the new trial in the litigation matter discussed above under "— General Litigation and Disputes — Wendy Cunning vs. Skye Bioscience, Inc." and "— Financial Overview — Estimated Legal Contingency"; and
•the impact of any of the foregoing of macroeconomic events, including inflation, fluctuating interest and exchange rates, and market volatility as a result of trade, fiscal and regulatory policies, including tariffs and any effects of a prolonged government shutdown.
Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our unaudited condensed consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(15,679,591)	$(19,931,667)
Net cash provided by (used in) investing activities	18,037,989	(24,663,988)
Net cash (used in) provided by in financing activities	(172,539)	18,158

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
Cash used in operating activities of $15,679,591 during the six months ended June 30, 2026, reflected a net loss of $23,295,955, partially offset by aggregate non-cash charges of $6,767,758 and included a $848,606 net cash inflow in our operating assets and liabilities.
Non-cash charges included a $3,250,000 change in estimate for legal contingencies, $2,768,199 for stock-based compensation expense primarily attributable to the recognition of current period expense on prior grants, $597,275 loss on disposal of assets, and $330,484 in depreciation and amortization. The net change in our operating assets and liabilities included a $784,043 cash inflow from the decrease in our prepaid expenses and other current assets, a $2,396,394 net cash outflow from decrease in our accrued expenses and other current liabilities and a $2,244,988 cash inflow from the increase of our accounts payable.
Cash used in operating activities of 19,931,667 during the six months ended June 30, 2025, reflected a net loss $28,728,191, partially offset by aggregate non-cash charges of $4,510,100 and included a $4,286,424 net cash outflow in our operating assets and liabilities.
Cash Flows from Investing Activities
During the six months ended June 30, 2026, our cash provided by investing activities related primarily to the maturity, of $17,858,939 in short-term investments.
During the six months ended June 30, 2025, our cash used in investing activities related primarily to the purchase of $24,747,039 in short-term investments and $89,363 in net proceeds from the sale of the AVI building.
Cash Flows from Financing Activities
During the six months ended June 30, 2026, cash used in financing activities included $178,813 in repayments on the our insurance premium loan payable.
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
We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective at a reasonable assurance level.

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

Our common stock is listed on the Nasdaq Capital Market ("Nasdaq"). In order to maintain this listing, we must satisfy the continued listing requirements and standards of Nasdaq, including a minimum closing bid price requirement for our common stock of $1.00 per share. On March 17, 2026, we received a notification letter from Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5450(a)(1) (“Rule 5450(a)(1)”). We have 180 calendar days, or until September 14, 2026, to regain compliance with the minimum bid price requirement (which, following our transfer to the Nasdaq Capital Market described below, is set forth in Nasdaq Listing Rule 5550(a)(2)) by maintaining a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days, subject to Nasdaq’s discretion. If we do not regain compliance by September 14, 2026, we may be afforded a second 180 calendar day period to regain compliance, subject to meeting applicable listing standards and written notice of our intention to cure the deficiency during the second compliance period, including by effecting a reverse stock split if necessary.

Separately, on May 13, 2026, we received a notification letter from Nasdaq notifying us that our stockholders’ equity had fallen below the $10.0 million minimum required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(1)(A). To resolve this deficiency, we applied to transfer the listing of our common stock to the Nasdaq Capital Market, which has lower continued listing requirements, including a lower minimum stockholders’ equity requirement. Nasdaq approved the transfer, which became effective on June 23, 2026, and, as a result, we regained compliance with the stockholders’ equity requirement. Our common stock continues to trade on Nasdaq under the symbol “SKYE.” The minimum bid price requirement described above continues to apply to our common stock on the Nasdaq Capital Market.
In addition, on July 22, 2026, the SEC approved Nasdaq's recently proposed rule changes to (i) adopt Nasdaq Listing Rule 5550(a)(6) to require issuers listed on the Nasdaq to maintain a minimum Market Value of Listed Securities (as defined in Nasdaq Listing Rule 5005(a)(23)) ("MVLS") of at least $5 million for a period of thirty (30) consecutive business days, and (ii) amend Rule 5810 to suspend trading and immediately delist from Nasdaq securities of issuers that do not satisfy the proposed new requirements, and Rule 5815 to set forth the procedures for requesting a hearing before a Hearings Panel and the scope of the Hearings Panel’s discretion. MVLS is generally calculated by multiplying the consolidated closing bid price by the number of shares of listed securities outstanding and, where a company has more than one class or series of equity security listed on Nasdaq, the values are aggregated. Under the new rule, if a company’s MVLS remains below $5 million for 30 consecutive business days, Nasdaq will issue a Staff Delisting Determination and immediately suspend trading of the company’s securities.

Unlike many other Nasdaq continued listing standards, the new MVLS requirement does not provide a compliance or cure period before a Staff Delisting Determination is issued. Additionally, a request for a hearing before the Hearings Panel does not automatically stay the suspension of trading. While the Hearings Panel may reverse a Staff Delisting Determination if it concludes that Nasdaq made an error, or in limited circumstances grant an exception of up to 180 calendar days for a company to demonstrate compliance with Nasdaq’s initial listing standards — which are generally more stringent than the continued listing standards — there can be no assurance that any such relief would be granted. A company may further appeal an adverse Hearings Panel decision to the Nasdaq Listing and Hearing Review Council; however, the company’s securities would generally trade in the over-the-counter market during the pendency of any such appeal.

On July 29, 2026, Nasdaq’s new continued listing requirement requiring companies to maintain at least $5 million in MVLS was automatically stayed. The rule, which the SEC approved on July 22, would have required companies whose MVLS remained below $5 million for 30 consecutive business days to be immediately suspended and delisted, with no compliance period. Although companies would still have been able to appeal to a Nasdaq Hearings Panel, trading on Nasdaq would not have continued during the appeal.

For now, Nasdaq’s new $5 million MVLS continued listing requirement is not effective. The Commission must decide whether to review the Division’s approval and, if it does, whether to affirm, modify, reverse, set aside, or remand the matter for further proceedings. The Commission may also decline review. During that process, the stay remains in place, and there is no prescribed timeline for the Commission to reach a decision. Because filing a petition for Commission review is generally a prerequisite to seeking judicial review, the matter could ultimately proceed to a federal court of appeals. If that occurs, the listing requirement could remain stayed during the pendency of the litigation, potentially delaying implementation for a significant period of time.

There can be no assurance that our MVLS will remain at or above the $5 million threshold for periods long enough to comply with the new standard. Our MVLS may be adversely affected by factors outside of our control, including general market conditions, macroeconomic uncertainty, sector-specific developments, investor sentiment, and volatility in the trading price of our Common Stock. Because the rule is triggered by 30 consecutive business days below the threshold, even a sustained but temporary decline in our stock price could result in non-compliance and the immediate suspension and delisting of our Common Stock.

If Nasdaq delists our securities from trading on its exchange at some future date, we would take actions to restore our compliance with Nasdaq's listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below Nasdaq's minimum bid price requirement or prevent future non-compliance with Nasdaq's listing requirements. In the event of a delisting, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our securities;

•reduced liquidity with respect to our securities;

•a determination that our Common Stock is a “penny stock” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

•a limited amount of news and analyst coverage for our company; and

•a decreased ability to issue additional securities or obtain additional financing in the future.
If the closing bid price of our common stock continues to trade below $1.00 per share, we intend to implement a reverse stock split to attempt to regain compliance. However, although, we may effect a reverse stock split by action of our board of directors without a stockholder vote, there can be no assurance that a reverse stock split, if effected, would result in our regaining or maintaining compliance with Nasdaq’s continued listing requirements.
If we are unable to regain compliance within the applicable cure period, including any available extension, our common stock would be subject to delisting from Nasdaq. Further, even if we regain compliance, we may not be able to sustain compliance with the minimum bid price requirement in the long term. A delisting could significantly reduce the liquidity and market price of our common stock, limit investors’ ability to buy and sell our common stock, reduce analyst coverage, and negatively affect our ability to access the capital markets or complete strategic transactions on favorable terms, or at all. Delisting could also trigger certain contractual provisions or investor concerns that may further adversely affect us.

Failure to complete, or delays in completing, the proposed Transaction with Redx could materially and adversely affect our results of operations, business, financial results and/or stock price.

Any failure to satisfy a required condition to closing may prevent, delay or otherwise materially and adversely affect the completion of the Transaction, which could materially and adversely affect our results of operations, business, financial results and/or stock price. We cannot predict with certainty whether or when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that the proposed Transaction will be successfully consummated or that we will be able to successfully consummate the proposed Transaction as currently contemplated under the Transaction Agreement or at all.

The conditions specified in the Transaction Agreement must be satisfied or, to the extent permitted by applicable law, waived to complete the Transaction. We cannot assure you that all of the conditions will be satisfied or waived.

Risks related to the failure to consummate, or delay in consummating, the proposed Transaction with Redx include, but are not limited to, the following:

•we would not realize any or all of the potential benefits of the Transaction, which could have a material adverse effect on our results of operations, business or stock price;

•under certain circumstances, a termination fee may be payable by us to Redx, subject to adjustment as set forth in the Transaction Agreement;

•we would remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Transaction regardless of whether the Transaction is consummated;

•the trading price of our common stock may decline to the extent that the current market price for our common stock reflects a market assumption that the Transaction will be completed;

•the attention of our management and employees may have been diverted to the Transaction rather than to our historical operations and the pursuit of other opportunities that could have been beneficial to us;

•we could be subject to litigation related to any failure to complete the Transaction;

•we could potentially lose key personnel during the pendency of the Transaction; and

•under the Transaction Agreement, we are subject to certain customary restrictions on the conduct of our business prior to completing the Transaction, which restrictions could adversely affect our ability to conduct our business as we otherwise would have done if we were not subject to these restrictions.

The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations, business, and our common stock price, and we may lose some or all the intended benefits of the Transaction.

We are substantially dependent on our remaining employees to facilitate the consummation of the Transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our remaining employees required to consummate such a transaction, the loss of whose services may adversely impact the ability to consummate such transaction. As of the date of this Quarterly Report on Form 10-Q, we had only two full-time employees. Our ability to successfully complete the Transaction depends in large part on our ability to retain key personnel that are necessary to maintain our operations between now and the Effective Time. Despite our efforts to retain these employees, one or more may terminate their employment with us on short notice. Our cash conservation activities may yield other unintended consequences, such as reduced employee morale, which may cause remaining employees to seek alternative employment. The loss of the services of certain employees could potentially harm our ability to consummate the Transaction, to run our day-to-day business operations, as well as to fulfill our reporting obligations as a public company.

The Transaction may be completed even though a material adverse effect may result from the announcement of the Transaction, industry-wide changes and/or other causes.

In general, either we or Redx can refuse to complete the Transaction if there is an Acquiror Material Adverse Effect (as defined in the Transaction Agreement) or a Material Adverse Effect (as defined in the Transaction Agreement), as applicable, between the date of the Transaction Agreement and the Closing. However, certain types of changes do not permit either party to refuse to complete the Transaction, even if such change could be said to have a material adverse effect on us or Redx, including:

•any changes in general United States or global economic conditions or other general business, financial or market conditions;

•any changes in conditions generally affecting the industry in which the Company or any of its subsidiaries operate;

•fluctuations in the value of any currency;

•regulatory, legislative or political conditions or conditions in securities, credit, financial, debt or other capital markets, in each case in the United States or any foreign country;

•any failure, in and of itself, by the Company or any of its subsidiaries to meet any internal or published projections, forecasts, estimates or predictions, revenues, earnings or other financial or operating metrics for any period (provided, that any events, changes, effects, circumstances, facts, developments or occurrences giving rise to or contributing to such failure that are not otherwise excluded from the definition of Material Adverse Effect may be taken into account in determining whether there has been, or would reasonably be expected to be, a Material Adverse Effect);

•the execution and delivery of the Transaction Agreement, the public announcement or the pendency of the Transaction Agreement or the pendency or consummation of the transactions contemplated by the Transaction Agreement (including the Transaction), the taking of any action required by the Transaction Agreement (subject to certain exceptions), or the identity of, or any facts or circumstances relating to, Redx or any of its subsidiaries, including the impact of any of the foregoing on the relationships, contractual or otherwise, of the Company or any of its subsidiaries with governmental authorities, customers, suppliers, partners, officers, employees or other material business relations;

•any adoption, implementation, promulgation, repeal, modification, amendment, authoritative interpretation, change or proposal of any applicable law of or by any governmental authority or any recommendations, statements or other pronouncements made, published or proposed by professional medical organizations;

•any changes or prospective changes in IFRS (or authoritative interpretations thereof);

•geopolitical conditions, the outbreak or escalation of hostilities, civil or political unrest, any acts of war, sabotage, cyberattack or terrorism, or any escalation or worsening of the foregoing;

•any epidemic, pandemic or other outbreak of illness or public health event, any hurricane, earthquake, flood, calamity or other natural disasters, acts of God or any change resulting from weather conditions (or any worsening of any of the foregoing); or

• any claims, actions, suits or proceedings arising from allegations of a breach of fiduciary duty or violation of securities laws, in each case relating to the Transaction Agreement or the transactions contemplated thereby (including the Transaction).

If a material adverse change occurs with respect to either party or both parties and we and Redx still complete the Transaction, the stock price of the combined company following the Closing may suffer and may reduce the value of the Transaction to our stockholders.

Some of our executive officers and directors have interests in the Transaction that are different from our stockholders and that may influence them to support or approve the Transaction without regard to the interests of our stockholders.

Certain of our executive officers and directors are parties to arrangements that provide them with interests in the Transaction that are different from our stockholders, including severance benefits, the acceleration of equity award vesting and continued indemnification.

Our board of directors was aware of and considered these interests, among other matters, in reaching its determination (i) that the terms of the Transaction Agreement and the Transaction are fair to, advisable and in the best interest of us and our stockholders and (ii) to approve and declare advisable the Transaction Agreement, including the Transaction and the issuance of shares of our common stock to the stockholders of Redx pursuant to the Transaction Agreement. These interests, among other factors, may have influenced the directors and executive officers to support or approve the Transaction.

Our stockholders may not realize a benefit from the Transaction commensurate with the ownership dilution they will experience in connection with the Transaction.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Transaction, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Transaction.

Our equityholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the completion of the Transaction as compared to their current ownership and voting interests in the respective companies.

After the completion of the Transaction, our current stockholders are expected to own a smaller percentage of the combined company than their ownership of their respective companies prior to the Transaction. Upon the Closing, on a pro forma basis and based upon the number of shares of Exchange Shares expected to be issued in connection with the Transaction and the Concurrent Financing, pre-Transaction equityholders of the Company are expected to own approximately 5.38% of the combined company, pre-Transaction equityholders of Redx are expected to own approximately 46.17% of the combined company and investors in the Concurrent Financing and the Series A Financing are expected to own approximately 48.45% of the combined company (assuming gross proceeds from the Concurrent Financing of $67.9 million and assuming gross proceeds from the Series A Financing of $36.0 million), in each case, calculated on a fully diluted basis, using the treasury stock method, and, subject to certain assumptions, including (i) a valuation for the Company of $14.5 million (assuming the Company has no net cash as a result of its pre-Closing distributions (“Company Net Cash”) as of the Closing), (ii) a valuation for Redx of $125.0 million (iii) the relative capitalization of the Company and Redx and (iv) assuming that the Concurrent Financing is not increased pursuant to the Side Letter. The percentage of the combined company that each party’s equityholders will own following the Closing is subject to certain adjustments as described in the Transaction Agreement, including the amount of the final Company Net Cash at Closing.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Transaction, which may delay or prevent the proposed Transaction.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Redx, the Redx board of directors and others in connection with the transactions contemplated by the Transaction Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Redx, or the Redx board of directors could delay or prevent the Transaction, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect our financial condition.

During the pendency of the Transaction , we may not be able to enter into a business combination with another party at a favorable price because of restrictions in the Transaction Agreement, which could adversely affect their respective businesses.

Covenants in the Transaction Agreement impede our ability to make acquisitions or complete other mergers, sales of assets or other business combinations pending completion of the Transaction. As a result, if the Transaction is not completed, the parties may be at a disadvantage to their competitors during that period. In addition, while the Transaction Agreement is in effect, each party is generally prohibited from soliciting, initiating, knowingly encouraging or entering into specified extraordinary transactions, such as a merger, sale of assets or other business combination, with any third party, subject to specified exceptions, even if any such transaction could be favorable to such party’s stockholders or stockholders, as applicable.

Certain provisions of the Transaction Agreement may discourage third parties from submitting competing proposals, including proposals that may be superior to the arrangements contemplated by the Transaction Agreement.

The terms of the Transaction Agreement prohibit each of us and Redx from soliciting competing proposals or cooperating with persons making unsolicited Acquisition Proposals (as defined in the Transaction Agreement), except in certain limited circumstances. With respect to us, the board of directors may respond to an unsolicited Acquisition Proposal if it determines in good faith, after consultation with its outside financial advisor and outside legal counsel, that the unsolicited competing proposal constitutes, or is reasonably likely to result in, a Superior Proposal (as defined in the Transaction Agreement) and, after consultation with its outside legal counsel, that failure to take such action would be inconsistent with the fiduciary duties of our board of directors. With respect to Redx, following receipt of a bona fide acquisition proposal by any person that the Redx board has determined is reasonably likely to result in a superior competing proposal, Redx may solicit Acquisition Proposals and furnish information to, and enter into discussions with, any person (including persons not making such proposal) if the Redx board concludes in good faith, after consultation with its outside legal counsel and financial advisor, that failure to take such action would be inconsistent with the fiduciary duties of the Redx board.

In certain circumstances, and subject to compliance with the Transaction Agreement, our board of directors or the Redx board may change its recommendation to its respective stockholders if it determines such recommendation change is required to avoid a breach of its fiduciary duties. Additionally, subject to compliance with the procedures set forth in the Transaction Agreement, including paying the applicable termination fee, Redx may terminate the Transaction Agreement in order to enter into an agreement with respect to a Superior Proposal (as defined in the Transaction Agreement).

Upon termination of the Transaction Agreement in certain circumstances, a termination fee may be payable by us to Redx if (i)(a) the Transaction Agreement is terminated because the Transaction has not been consummated by the End Date or we (1) fail to obtain the requisite stockholder approval or (2) breach the Transaction Agreement, (b) an alternative acquisition proposal was announced or disclosed prior to such termination, and (c) within 12 months of the termination of the Transaction Agreement, we enter into a definitive agreement with respect to an alternative transaction, (ii) we fail to include our board recommendation in the related proxy statement/prospectus, or (iii) our board of directors changes or withdraws its recommendation in favor of the Transaction or approves an alternative transaction, or willfully and intentionally breaches its non-solicitation or certain other obligations under the Transaction Agreement.

Both we and Redx have also each agreed to reimburse the other party for certain third-party expenses, as applicable, if the Transaction Agreement is terminated in certain circumstances.

These termination fees and expense reimbursement provisions may discourage third parties from submitting competing proposals to us or Redx or their respective stockholders and may cause our board of directors or the Redx board, as the case may be, to be less inclined to recommend a competing proposal.

Our stockholders may not receive any payment on the Company Legacy CVRs and the Company Legacy CVRs may otherwise expire valueless.

The right of our stockholders to receive any future payment for or derive any value from the Company Legacy CVRs will be contingent solely upon our and Redx’s (or the combined company’s) ability to monetize all or any part of the Legacy Assets (as defined below) pursuant to one or more disposition agreements entered into within the time period specified in the Legacy CVR Agreement, and the timing and amount of the consideration received thereunder . If we and/or Redx or the combined company are not successful in entering into disposition agreements related to the Legacy Assets (as defined below) or receiving payments thereunder within the time period specified in the Legacy CVR Agreement, no payments will be made in respect of the Company Legacy CVRs, and the Company Legacy CVRs will expire valueless.

Following the Effective Time, the combined company will have sole authority over whether and how to monetize the Legacy Assets (if at all), and the combined company’s only obligations will be to carry out the obligations set forth in the Legacy CVR Agreement.

Furthermore, the Company Legacy CVRs will be unsecured obligations of the combined company and all payments under the Company Legacy CVRs and all other obligations under the Legacy CVR Agreement and the Company Legacy CVRs and any rights or claims relating thereto will be subordinated in right of payment to the prior payment in full of all current or future senior obligations of the combined company.

The tax treatment of the Company Legacy CVRs is uncertain.

We intend to treat a holder’s receipt of the Company Legacy CVRs as a distribution of property with respect to the holder’s existing shares of our common stock for U.S. federal income tax purposes, which could be taxable to our stockholders without the corresponding receipt of cash. However, the U.S. federal income tax treatment of the Company Legacy CVRs is uncertain. There is no legal authority directly addressing the U.S. federal income tax treatment of the receipt of, and payments under, the Company Legacy CVRs, and there can be no assurance that the IRS would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the Company Legacy CVRs.

If the Transaction is not completed, our stock price may decline significantly.

The market price of our Common Stock is subject to significant fluctuations. During the 12-month period ended June 30, 2026, the closing per share sales price of our Common Stock on Nasdaq ranged from a high of $4.9902 on October 3, 2025 to a low of $0.5655 on March 30, 2026. Market prices for securities of pharmaceutical, biotechnology and other life science companies have historically been particularly volatile. In addition, the market price of our Common Stock will likely be volatile based on whether stockholders and other investors believe that we can complete the Transaction or otherwise raise additional capital to support our operations if the Transaction is not consummated and another strategic transaction cannot be identified, negotiated and consummated in a timely manner, if at all. The volatility of the market price of our Common Stock is exacerbated by low trading volume.

Additional factors that may cause the market price of our Common Stock to fluctuate include:

•the entry into, or termination of, key agreements, including commercial partner agreements;

•announcements by commercial partners or competitors of new commercial products, clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;

•the loss of key employees;

•future sales of our common stock;

•general and industry-specific economic conditions that may affect our research and development expenditures;

•the failure to meet industry analyst expectations; and

•period-to-period fluctuations in financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our Common Stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies.

If we do not complete the Transaction, we may face substantial competition for attractive counterparties for any proposed strategic transactions.

There can be no assurance that the Transaction will be completed. If the Transaction is not completed, our board of directors may decide to pursue an alternative strategic transaction. We may face substantial competition for attractive counterparties for any proposed strategic transactions. For example, there may be many other biotechnology and pharmaceutical companies that halt development of their programs and instead choose to pursue strategic transactions like the ones we have been exploring in connection with our strategic review process. These companies may possess greater financial and managerial resources than we do, and they may have more attractive product candidates, intellectual property or other assets. As a result, these other companies may prove to be more attractive than us to counterparties pursuing strategic transactions. There can be no assurance that any future strategic review process will result in us pursuing a transaction, or that any transaction, if pursued, will be completed on terms favorable to us and our stockholders.

If we do not successfully consummate the Transaction or another strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities, as to which we can give you no assurance.

There can be no assurance that the Transaction will be completed. If the Transaction is not completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while pursuing the Transaction. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of the company, we would be required under Nevada corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to stockholders. Our commitments and contingent liabilities may include obligations under our employment and related agreements or policies with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of the company, litigation against us, and other various claims and legal actions arising in the ordinary course of business, and other unexpected and/or contingent liabilities. As a result of this requirement, a portion of our assets would need to be reserved pending the resolution of such obligations.

In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were to be pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of the company. A liquidation would be a lengthy and uncertain process with no assurance of any value ever being returned to our stockholders.
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
Item 6. Exhibits.

2.1*†	Transaction Agreement, by and between Skye Bioscience, Inc. and Redx Pharma Limited, dated as of August 14, 2026 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 14, 2026).
3.1
Amended and Restated Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 22, 2024)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 2, 2021)
3.3	Certificate of Change of Skye Bioscience, Inc. dated August 12, 2026 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 14, 2026).
10.1	Form of Company Voting and Support Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 14, 2026).
10.2	Form of Redx Voting and Support Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on August 14, 2026).
10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on August 14, 2026).
10.4	Form of Company CVR Agreement (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on August 14, 2026).
10.5	Form of Redx CVR Agreement (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 14, 2026).
10.6*†	Form of Securities Purchase Agreement, by and between Skye Bioscience, Inc. and the Investors named therein, dated as of August 14, 2026 (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on August 14, 2026).
10.7	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on August 14 2026).
31.1#	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1#	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________
# Filed Herewith
*Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.
† Portions of this exhibit have been omitted in compliance with Regulation S-K Item 601(b)(10)(iv).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skye Bioscience, Inc., a Nevada corporation

August 14, 2026	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, President, Secretary and Director (Principal Executive Officer)

August 14, 2026	By:	/s/ John P. Sharp
John P. Sharp
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)