Form 10-Q
period 2026-09-30
Skye Bioscience, Inc.
filed 2026-11-13
CIK 1516551

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 10, 2026, there were 4,423,469 shares of the registrant's common stock, $0.001 par value, issued and outstanding.

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
•the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements;
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
•our ability to remediate the material weakness in our internal control over financial reporting; and
•statements relating to any pending litigation matters.
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

All forward-looking statements are based upon the Company’s current expectations and various assumptions. The Company believes there is a reasonable basis for its expectations and beliefs, but they are inherently uncertain. The Company may not realize its expectations, and its beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements as a result of various important risks and uncertainties, including, without limitation: consummating the Transaction in the anticipated timeframe, if at all; the occurrence of any event, change or other circumstance that could give rise to the termination of the Transaction Agreement; uncertainties as to the ability to obtain stockholder approval; the possibility that competing acquisition proposals will be made; the possibility that various closing conditions for the Transaction may not be satisfied or waived, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Transaction, or only grant approval subject to adverse conditions or limitations; the effects of the Transaction on relationships with employees, suppliers, other business partners or governmental entities, including the risk that the Transaction adversely affects employee retention; the difficulty of predicting the timing or outcome of regulatory approvals or actions; the impact of competitive products and pricing; the risk that Redx may not realize the potential benefits of the Transaction, including the possibility that the expected benefits from the proposed Transaction will not be realized or will not be realized within the expected time period and that Redx (as defined below) and the Company will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; the risks related to disruption of management's time from ongoing business operations as a result of the Transaction; risks that the Transaction disrupts current plans and operations; changes in the Company's business during the period between announcement and Closing; any legal proceedings and/or regulatory actions that may be instituted related to the Transaction; other business effects, including the effects of industry, economic or political conditions outside of the companies’ control; costs and expenses related to the Transaction; actual or contingent liabilities; the effects of the Transaction, or the announcement thereof, on the Company’s stock price and/or operating results; the initiation and design of any future clinical trials of nimacimab will be impacted by the Company’s capital resources; the Company’s ability to protect its intellectual property; risks associated with the Company’s common stock; risks and uncertainties associated with any pending litigation matters; and the other important factors discussed under the caption “Risk Factors” in this Quarterly Report and the Company’s filings with the Securities and Exchange Commission (the "SEC"), including in its Annual Report on Form 10-K for the year ended December 31, 2025, which are accessible on the SEC’s website at www.sec.gov and the Investors section of the Company’s website.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,815,851	$5,882,498
Short-term investments	—	19,854,723
Prepaid expenses	206,984	504,890
Other current assets	12,437	852,036
Total current assets	5,035,272	27,094,147

Property and equipment, net	20,430	898,930
Operating lease right-of-use asset	8,580	266,646
Other assets	8,309	53,910
Total assets	$5,072,591	$28,313,633

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,448,444	$2,033,431
Accrued payroll liabilities	134,686	1,269,474
Other current liabilities	1,083,837	2,643,840
Estimate for accrued legal contingencies and related expenses	—	2,069,067
Insurance premium loan payable	35,763	—
Operating lease liability, current portion	9,452	189,647
Total current liabilities	3,712,182	8,205,459

Non-current liabilities
Operating lease liability, net of current portion	—	83,999
Total liabilities	3,712,182	8,289,458

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, $0.001 par value; 200,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 37,500,000 and 12,500,000 shares authorized at September 30, 2026 and December 31, 2025; 4,423,469 and 4,172,267 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	4,423	4,172
Additional paid-in-capital	211,457,301	206,894,489
Accumulated deficit	(210,101,315)	(186,874,486)
Total stockholders’ equity	1,360,409	20,024,175
Total liabilities and stockholders’ equity	$5,072,591	$28,313,633
See accompanying notes to the unaudited condensed consolidated financial statements.
Common share and per share amounts have been retroactively adjusted to reflect a 1-for-8 reverse stock split effected on August 24, 2026, throughout the unaudited condensed consolidated financial statements unless otherwise stated.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating (income) expenses
Research and development	$1,316,222	$9,357,444	$13,193,834	$30,892,454
General and administrative	3,657,461	3,907,090	12,265,518	12,375,567
Change in estimate for legal contingency	(5,000,000)	—	(1,750,000)	—
Total operating (income) expenses	(26,317)	13,264,534	23,709,352	43,268,021

Operating income (loss)	26,317	(13,264,534)	(23,709,352)	(43,268,021)

Other (income) expense
Interest expense	3,299	—	8,797	—
Interest and other income, net	(49,099)	(418,474)	(321,922)	(1,609,807)
Gains from asset sales	—	(91,400)	(178,200)	(180,763)
Other expense	2,991	—	5,402	—
Total other (income) expense, net	(42,809)	(509,874)	(485,923)	(1,790,570)

Income (loss) before income taxes	69,126	(12,754,660)	(23,223,429)	(41,477,451)
Provision for income taxes	—	—	3,400	5,400

Net income (loss )	$69,126	$(12,754,660)	$(23,226,829)	$(41,482,851)

Income (loss) per common share:
Basic	$0.01	$(2.57)	$(4.68)	$(8.37)
Diluted	$0.01	$(2.57)	$(4.68)	$(8.37)

Weighted average shares of common stock outstanding used to compute income (loss) per share:
Basic	4,960,912	4,958,241	4,960,656	4,956,814
Diluted	4,994,551	4,958,241	4,960,656	4,956,814

See accompanying notes to the unaudited condensed consolidated financial statements.
Common share and per share amounts have been retroactively adjusted to reflect a 1-for-8 reverse stock split effected on August 24, 2026, throughout the unaudited condensed consolidated financial statements unless otherwise stated.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net Loss	$(23,226,829)	$(41,482,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361,809	543,343
Stock-based compensation expense	4,566,214	6,149,154
Gains from asset sales	(178,200)	(180,763)
Impairment and losses on disposal of property and equipment	603,540	—
Change in estimate for legal contingencies	(1,750,000)	—
Changes in assets and liabilities:
Prepaid expenses	619,769	(3,510,349)
Right-of-use assets	170,367	—
Other current assets	839,599	1,309,369
Other assets	45,601	—
Accounts payable	415,013	2,187,002
Accrued payroll liabilities	(1,134,788)	(193,481)
Operating lease liability	(264,194)	(133,745)
Other current liabilities	(1,879,070)	2,016,279
Net cash used in operating activities	(20,811,169)	(33,296,042)

Cash flows from investing activities:
Proceeds from the sale of assets, net of sales costs	178,200	180,763
Maturities/(purchase) of short-term investments	19,854,723	(16,871,229)
Purchase of property and equipment	—	(6,312)
Cash from asset disposition	850	—
Net cash provided by (used in) investing activities	20,033,773	(16,696,778)

Cash flows from financing activities:
Purchase under employee stock purchase plan	6,274	18,158
Cash paid in lieu of fractional shares from reverse stock split	(9,425)	—
Repayment of insurance premium loan payable	(286,100)	—
Net cash (used in) provided by in financing activities	(289,251)	18,158

Net decrease in cash and cash equivalents	(1,066,647)	(49,974,662)

Cash and cash equivalents, beginning of period	$5,882,498	$68,415,741

Cash and cash equivalents, end of period	$4,815,851	$18,441,079

Cash paid during the year for:
Interest	$8,797	$—
Income taxes	3,400	5,400

Supplemental disclosures of non-cash financing activities:
Financing of D&O insurance premium	$321,863	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2026	4,172,267	$4,172	$206,894,489	$(186,874,486)	$20,024,175

Stock-based compensation expense	117	—	1,496,990	—	1,496,990

Exercise of pre-funded warrants	218,476	218	(218)	—	—

Net loss for the three months ended March 31, 2026	—	—	—	(12,509,361)	(12,509,361)

Balance, March 31, 2026	4,390,860	$4,390	$208,391,261	$(199,383,847)	$9,011,804

Stock-based compensation expense	1,055	1	1,271,208	—	1,271,209

Purchases under employee stock purchase plan	1,050	1	6,273	—	6,274

Net loss for the three months ended June 30, 2026	—	—	—	(10,786,594)	(10,786,594)

Balance, June 30, 2026	4,392,965	$4,392	$209,668,742	$(210,170,441)	$(497,307)

Stock-based compensation expense	—	—	1,798,015	—	1,798,015

Exercise of pre-funded warrants	34,708	35	(35)	—	—

Cash settlement of fractional shares in connection with reverse stock split	(4,204)	(4)	(9,421)	—	(9,425)

Net income for the three months ended September 30, 2026	—	—	—	69,126	69,126

Balance, September 30, 2026	4,423,469	$4,423	$211,457,301	$(210,101,315)	$1,360,409

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amounts
Balance, January 1, 2025	3,871,820	$3,872	$199,097,524	$(130,949,672)	$68,151,724

Stock-based compensation expense	—	—	2,201,909	—	2,201,909

Net loss for the three months ended March 31, 2025	—	—	—	(11,103,319)	(11,103,319)

Balance, March 31, 2025	3,871,820	$3,872	$201,299,433	$(142,052,991)	$59,250,314

Stock-based compensation expense	469	—	2,033,109	—	2,033,109

Purchases under employee stock purchase plan	1,225	1	18,157	—	18,158

Net loss for the three months ended June 30, 2025	—	—	—	(17,624,872)	(17,624,872)

Balance, June 30, 2025	3,873,514	$3,873	$203,350,699	$(159,677,863)	$43,676,709

Stock-based compensation expense	117	—	1,914,136	—	1,914,136

Net loss for the three months ended September 30, 2025	—	—	—	(12,754,660)	(12,754,660)

Balance, September 30, 2025	3,873,631	$3,873	$205,264,835	$(172,432,523)	$32,836,185
See accompanying notes to the unaudited condensed consolidated financial statements.
Common share and per share amounts have been retroactively adjusted to reflect a 1-for-8 reverse stock split effected on August 24, 2026, throughout the unaudited condensed consolidated financial statements unless otherwise stated.

SKYE BIOSCIENCE, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization, Basis of Presentation and Significant Accounting Policies

Nature of Operations

Skye Bioscience, Inc. (the “Company” or “Skye”) was incorporated in Nevada on March 16, 2011. The Company is a clinical stage biotechnology company that has developed next-generation molecules that modulate G-protein-coupled receptors ("GPCRs") to treat obesity, overweight, and related conditions. In the second quarter of 2026, the Company paused all research and development activities for nimacimab.

Our lead product candidate, nimacimab, was being developed for weight loss in patients with obesity and overweight. In October 2025, results from its CBeyond Phase 2a trial demonstrated no difference in weight loss at 26-weeks between placebo and nimacimab-alone, while there was a significant difference in weight loss when nimacimab was combined with semaglutide compared to semaglutide alone.

In March 2026, the Company initiated an expansion study (Part C) of the CBeyond Phase 2a trial to assess preliminary safety and pharmacokinetic (PK) profile of nimacimab administered intravenously (IV). The expansion study comprised two cohorts of nimacimab monotherapy (400 mg IV and 600 mg IV) compared to placebo administered weekly over 15 weeks (16 doses), with a 12 week follow up period, to generate preliminary monotherapy safety, PK, and exploratory efficacy data. Within each dose cohort, 8 participants were randomized in a 3:1 ratio to nimacimab (n=6) or placebo (n=2).

Since inception, the Company had devoted substantially all its efforts to securing its product pipeline, carrying out research and development, preparing for and conducting clinical trials, building infrastructure and raising capital. Following the Company's review of the rapidly changing anti-obesity medicine landscape and the potential commercial success of nimacimab's target product profile, in the second quarter of 2026, Skye management determined that in order to maximize shareholder value the CBeyond trial, including the Part C expansion study, was terminated and all associated R&D activities for nimacimab were paused. On April 19, 2026 the Company engaged Stifel, Nicolaus & Company, Incorporated ("Stifel") as its exclusive financial advisor to assist in evaluating strategic alternatives. Following these actions, the Company’s activities have primarily focused on pursuing the proposed transaction with Redx Pharma Limited. See Note 2, Pending Redx Transaction and Related Financings, for additional information regarding the proposed transaction and related financing arrangements.

Pending Transaction with Redx Pharma Limited

On August 14, 2026, Skye entered into a transaction agreement (“Transaction Agreement”) with Redx Pharma Limited with registered number 07368089 (“Redx”), a private limited company incorporated in England and Wales. Pursuant to the Transaction Agreement, and subject to the terms and conditions set forth therein, Skye will acquire the entire issued and to be issued share capital of Redx pursuant to a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006 (the “Scheme of Arrangement” and such transaction, the “Transaction”). See Note 2, Pending Redx Transaction and Related Financings, for additional information.

In anticipation of the Transaction Agreement, the Company initiated a reduction in operating activities during the second and third quarters of 2026. These actions included a workforce reduction, the disposition of certain manufacturing-related assets that were no longer expected to be used in operations, and other activities associated with the wind-down of the Company's legacy operations. As a result, the Company recognized certain non-recurring charges during the three and nine months ended September 30, 2026. Additional information regarding the operating reductions and related asset impairment is included in Note 5, Property and equipment, net, and additional information regarding the Transaction Agreement is included in Note 2, Pending Redx Transaction and Related Financings.

Reverse Stock Split
August 2026 Reverse Stock Split
On August 12, 2026, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada to effect a 1-for-8 reverse stock split of its issued and outstanding common stock (the “2026 Reverse Stock Split”), effective at 12:01 a.m. Eastern Time on August 24, 2026. The Company’s common stock began trading on a split-adjusted basis on The Nasdaq Capital Market on August 24, 2026. In connection with the 2026 Reverse Stock Split, the number of authorized shares of common stock was proportionately reduced from 300,000,000 to 37,500,000, and the par value remained unchanged at $0.001 per share. No fractional shares were issued; stockholders otherwise entitled to fractional shares received cash in lieu thereof.

Unless otherwise indicated, all common share and per-share amounts, including weighted-average shares outstanding and loss per share, and the number of shares underlying outstanding stock options, restricted stock units and warrants, together with the related exercise prices, as applicable, presented in these unaudited condensed consolidated financial statements and accompanying notes have been retrospectively adjusted to reflect the 2026 Reverse Stock Split for all periods presented.
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
Liquidity
The Company has incurred operating losses and negative cash flows from operations since inception and as of September 30, 2026, had a working capital of $1,323,090 and an accumulated deficit of $210,101,315. As of September 30, 2026, the Company had unrestricted cash and cash equivalents in the amount of $4,815,851. For the three months ended September 30, 2026, the Company incurred income from operations of $26,317. For the three months ended September 30, 2025, the Company incurred loss from operations of $13,264,534. For the nine months ended September 30, 2026 and 2025, the Company incurred losses from operations of $23,709,352 and $43,268,021, respectively. For the three months ended September 30, 2026, the Company incurred net income of $69,126. For the three months ended September 30, 2025, the Company incurred a net loss of $12,754,660. For the nine months ended September 30, 2026 and 2025, the Company incurred net losses of $23,226,829 and $41,482,851, respectively. The Company expects to continue to incur significant losses through the end of 2026 and expects to incur significant losses and negative cash flows from operations in the future.
The Company’s continued existence is dependent on its ability to close its proposed Transaction or to raise sufficient additional funding to cover operating expenses. As of the date that these financials are filed, management estimates that the Company has sufficient capital through the Closing. However, the Company's continued operations beyond the fourth quarter of 2026 will depend on its ability to complete the proposed Transaction or to successfully raise additional capital through various potential sources, such as equity and/or debt financings, or strategic relationships. If adequate funds are not available to the Company when needed it will be required to curtail or perhaps cease operations which would, in turn, further raise substantial doubt about its ability to continue as a going concern. These conditions give rise to substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

The Company is a party to a legal proceeding with a former employee (see Note 10, Commitments and Contingencies). On November 10, 2026, a jury returned a unanimous verdict in favor of the Company on all claims, in the retrial of that matter (see Note 12, Subsequent Events). As of September 30, 2026, the estimated legal contingency is $0, excluding accrued legal expenses.

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
Nasdaq Communications

As previously disclosed by the Company in its Current Report on Form 8-K filed with the SEC on August 18, 2026, the Listing Qualifications Department of The Nasdaq Stock Market LLC ("Nasdaq") notified the Company that its stockholders’ deficit of $497,307 as of June 30, 2026 did not satisfy the $2,500,000 minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1). Nasdaq provided the Company until October 2, 2026 to submit a plan to regain compliance. The Company has submitted its initial plan to regain compliance and is actively working with Nasdaq as it reviews and responds to the Company's plan. If Nasdaq accepts the plan, it may grant an extension of up to 180 calendar days from the notification date, or until

February 14, 2027, for the Company to demonstrate compliance. As of September 30, 2026, the Company’s stockholders’ equity was $1,360,409.

The Company’s common stock continues to trade on The Nasdaq Capital Market under the symbol “SKYE” at this time. While the Company plans to review all available options, there can be no assurance that the Company will regain compliance with the minimum stockholders’ equity requirement or maintain compliance with other applicable Nasdaq listing requirements.

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
Certain reclassifications have been made to the amounts in prior periods to conform to the current period’s presentation, including reclassifying discovery research and development expense amounts from external clinical development expenses into other research and development expenses, as described in Note 11, Segment Reporting. Such reclassifications did not have a material impact on the accompanying unaudited condensed consolidated financial statements.
The unaudited condensed consolidated financial statements and notes thereto give retrospective effect for the 2026 Reverse Stock Split for all periods presented. All common stock, options exercisable for common stock, restricted stock units, warrants, and per share amounts contained in the unaudited condensed consolidated financial statements have been retrospectively adjusted to reflect the 2026 Reverse Stock Split for all periods presented.
During the nine months ended September 30, 2026, except as described below under "Property and Equipment, net," there were no changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Property and Equipment, net
Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life of the improvements or the remaining lease term. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are expensed as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the accompanying unaudited condensed consolidated balance sheets.
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed by comparing the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the asset's use and eventual disposition. If the carrying amount is determined to be unrecoverable, an impairment loss is recognized for the amount by which the carrying amount exceeds the asset's fair value. During the nine months ended September 30, 2026, the Company recognized an impairment loss of $589,660 related to certain clinical manufacturing fixed assets in the second quarter of 2026. The impairment resulted from changes in the Company's strategic plans and the determination that the carrying amounts of the assets were no longer recoverable. See Note 5, Property and equipment, net, for additional information.
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
2. Pending Redx Transaction and Related Financings

Transaction Agreement with Redx Pharma Limited

On August 14, 2026, Skye entered into the Transaction Agreement with Redx. Subject to the terms and conditions of the Transaction Agreement, the Company will acquire the entire issued and to be issued share capital of Redx pursuant to a scheme of arrangement under Part 26 of the United Kingdom Companies Act 2006 (the “Transaction”). The Transaction had not closed as of September 30, 2026. Completion remains subject to applicable closing conditions, including required stockholder approvals, sanction of the Scheme of Arrangement by the applicable court in England and Wales, and Nasdaq approval of the combined company’s initial listing application.

Under the Transaction Agreement, following the effective time of the Scheme of Arrangement (the “Effective Time”), each Scheme Share (as defined in the Scheme of Arrangement) shall be transferred from the holders of the Scheme Shares to the Company in exchange for a number of validly issued, fully paid and non-assessable shares of common stock of the Company, par value of $0.001 per share or, or, if elected for a part or all of the Scheme Shares held by an Eligible Electing Shareholder (as defined in the Transaction Agreement) shares of non-voting common stock of the Company to be established prior to the Effective Time, which shares will be convertible into shares of common stock on a one-for-one basis (the “Non-Voting Common Stock” and, the shares of common stock and/or Non-Voting Common Stock to be issued pursuant to the Transaction Agreement, the “Share Deliverables”), calculated in accordance with the exchange ratio set forth in the Transaction Agreement, which is subject to certain adjustments as set forth therein (the “Exchange Ratio”).

Concurrently with entering into the Transaction Agreement, Redx entered into a subscription agreement pursuant to which, on August 27, 2026, Redx issued series A Preferred shares in the capital of Redx (the “Series A Shares”) for an aggregate purchase price of $36.0 million (the “Series A Financing”), which Series A Shares form part of the Scheme Shares.

Skye Contingent Value Rights Agreement

Immediately prior to the Effective Time, the Company and a rights agent are expected to enter into a contingent value rights agreement (the “Skye CVR Agreement”), pursuant to which holders of record of common stock as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right (each a "Skye CVR") for each outstanding share of common stock held as of such date. Pursuant to the Skye CVR Agreement, each Skye CVR holder will be entitled to receive their pro rata share of an aggregate cash payment equal to 90% of the net proceeds, if any, received by the combined company as a result of payments (the "Skye CVR Payments") made to the combined company of any upfront, milestone, royalty and other payments received under any disposition agreement related to certain of the Company’s pre-Transaction assets. The Skye CVR Payments, if any, will become payable to the rights agent for subsequent distribution to the Skye CVR holders. In the event that no such proceeds are received during the CVR Term (as defined in the Skye CVR Agreement), holders of the Skye CVRs will not receive any payment pursuant to the Skye CVR Agreement. There can be no assurance that any Skye CVR holders will receive any Skye CVR Payments. The right to the contingent payments contemplated by the Skye CVR Agreement is a contractual right only and is not transferable, except in the limited circumstances specified in the Skye CVR Agreement.

Redx Contingent Value Rights Agreement

Immediately prior to the Effective Time, Redx and a rights agent are expected to enter into a contingent value rights agreement (the “Redx CVR Agreement”), pursuant to which holders of record of Redx ordinary shares as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one contingent value right (each, a "Redx CVR") for each outstanding Redx ordinary share held as of such date. Pursuant to the Redx CVR Agreement, each Redx CVR holder will be entitled to receive, at such holder's election, in the form of shares of common stock or Non-Voting Common Stock (the "Redx CVR Stock"), their pro rata share of an aggregate cash payment equal to 100% of the net proceeds, if any, received by the Company as a result of payments made to the Company of any upfront, milestone, royalty and other payments received under any disposition agreement related to certain of Redx’s pre-Transaction assets. The Redx CVR Stock, if any, will become issuable for subsequent delivery by the rights agent to the Redx CVR holders. In the event that no such proceeds are received during the term of the Redx CVR Agreement, holders of the Redx CVRs will not receive any deliveries pursuant to the Redx CVR Agreement. There can be no assurance that any Redx CVR holders will receive any Redx CVR Stock. The right to the contingent payments contemplated by the Redx CVR Agreement is a contractual right only and is not transferable, except in the limited circumstances specified in the Redx CVR Agreement.

Concurrent Financing

Concurrently with entering into the Transaction Agreement, the Company entered into a securities purchase agreement (the “PIPE Securities Purchase Agreement”) with certain accredited investors (the “Investors”). Pursuant to the PIPE Securities Purchase Agreement, and subject to the terms and conditions therein, the Company agreed to sell, and the Investors agreed to purchase, immediately after the Closing, shares of common stock and, as applicable pursuant to the terms of the PIPE Securities Purchase Agreement, shares of Non-Voting Common Stock for an aggregate purchase price of $67.9 million, which may increase to up to $72.9 million, subject to certain conditions set forth in a side letter between the Company and an existing investor (the “Side Letter”) pursuant to which such investor has agreed to invest up to an additional $5.0 million, subject to the satisfaction of certain conditions in the Side Letter (such financing, the “Concurrent Financing”). The closing of the Concurrent Financing is anticipated to occur immediately following the Closing on the Closing Date, subject to the satisfaction of customary closing conditions.

Equity Line of Credit and Warrant

On August 21, 2026, the Company entered into a securities purchase agreement (the “ELOC Securities Purchase Agreement”) with a fund affiliated with Redmile Group, LLC (“Buyer”), pursuant to which, and in accordance with the terms and conditions set forth therein, (i) the Company will be required, subject to the limitations and conditions set forth therein, to sell to Buyer, and Buyer will be obligated to purchase, shares of common stock and, as applicable pursuant to the terms of the ELOC Securities Purchase Agreement, shares of Non-Voting Common Stock, with an aggregate purchase price of up to $22.0 million, which amount shall be reduced by the amount, if any, by which the aggregate gross equity proceeds actually funded to the Company in connection with the closing of the issuance and sale of equity securities by the Company or Redx (including pursuant to the PIPE Securities Purchase Agreement and certain additional equity financings occurring or closing concurrently or in connection therewith, including the Series A Financing) exceeds $103.0 million; provided that, if such amount equals or exceeds $125.0 million, the Company shall not be required to sell, and Buyer shall not be required to purchase, any securities pursuant to the ELOC Securities Purchase Agreement; and (ii) the Company agreed to issue to Buyer on the Closing Date a warrant to purchase up to a number of shares of common stock and/or Non-Voting Common Stock equal to $5.0 million divided by the price per share of common stock paid by the Investors pursuant to the PIPE Securities Purchase Agreement, in accordance with the terms set forth therein (the “Warrant”).

3. Fair Value Measurement
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurement as of September 30, 2026
	Valuation
	Hierarchy	Total
Assets:
Money market funds (included in cash and cash equivalents)	Level 1	$3,134,753
Total cash equivalents and marketable securities		$3,134,753

4. Prepaid Expenses, Other Current Assets and Liabilities

Prepaid expenses consist of the following:

	September 30, 2026	December 31, 2025
Prepaid clinical expenses	$—	$231,493
Prepaid insurance	120,599	90,807
Other prepaid expenses	86,385	182,590
	$206,984	$504,890
Other current assets consist of the following:

	September 30, 2026	December 31, 2025
Vendor deposits	—	827,781
Other tax receivables	4,464	10,474
Other current assets	7,973	13,781
	$12,437	$852,036
Other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Research and development costs	$—	$2,518,724
Legal expenses	1,063,780	88,838
Consulting and professional fees	20,057	26,356
Other accrued liabilities	—	9,922
	$1,083,837	$2,643,840

5. Property and equipment, net
Property and equipment, net consists of the following:

	September 30, 2026	December 31, 2025
Machinery and equipment	$11,150	$1,527,419
Computer equipment	61,281	96,744
Furniture and fixtures	18,999	24,496
Leasehold improvements	13,954	23,918
Total property and equipment, gross	105,384	1,672,577
Less: accumulated depreciation and amortization	(84,954)	(773,647)
Total property and equipment, net	$20,430	$898,930
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
Accordingly, the Company estimated the fair value of the assets to be zero and recorded a non-cash loss on disposal of approximately $589,660 during the nine months ended September 30, 2026. The impairment loss was included within research and development expenses in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026.
6. Warrants
There are significant judgments and estimates inherent in the determination of the fair value of the Company’s warrants. These judgments and estimates include assumptions regarding the Company’s future operating performance and the determination of the appropriate valuation methods.
Warrants
Warrants vested and outstanding as of September 30, 2026, are summarized as follows:

Source	Exercise Price	Weighted Average Remaining Contractual Term (Years)	Number of Warrants Outstanding
2016 Common Stock Warrants to Service Providers	2,300.00	0.08	20
August 2023 Convertible Note Common Stock Warrants	41.29	6.88	42,500
August 2023 PIPE Financing Common Stock Warrants	41.29	6.88	290,691
January 2024 Pre-Funded Warrants Common Stock	0.008	Indefinite	534,095
Total warrants outstanding as of September 30, 2026			867,306
As of September 30, 2026, all of the Company's warrants are fully vested.
Warrant Exercises
Pre-Funded Warrant Exercises
On January 29, 2024, the Company entered into a Securities Purchase Agreement with certain institutional investors, pursuant to which on January 31, 2024, the Company issued an aggregate of 1,464,208 shares of common stock and 1,247,342 pre-

funded warrants (the "Pre-Funded Warrants") to purchase up to 1,247,342 shares of common stock (the "January 2024 PIPE Financing") for an aggregate purchase price of $49,991,010.
On March 11, 2026, 218,750 Pre-Funded Warrants issued in the January 2024 PIPE Financing with an intrinsic value of $174,519 were exercised on a cashless basis, resulting in the issuance of 218,476 shares of Company's common stock.
On July 15, 2026, 34,761 Pre-Funded Warrants issued in the January 2024 PIPE Financing with an intrinsic value of $188,534 were exercised on a cashless basis, resulting in the issuance of 34,708 shares of Company's common stock.

7. Stock-Based Compensation
Reverse Stock Split

August 2026 Reverse Stock Split
All share and per-share amounts presented in this note have been retrospectively adjusted to reflect the 2026 Reverse Stock Split described in Note 1, Nature of Operations and Business Activities.
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
On October 22, 2024, the second amendment and restatement of the Company's 2014 Amended and Restated Plan was approved to increase the number of shares of the Company's common stock issuable to 191,957, extend the expiration date of the plan to September 10, 2034, update the name of the plan to the “Skye Bioscience, Inc. Amended and Restated Omnibus Incentive Plan” and make certain administrative amendments (as so amended and restated, the "Amended and Restated Plan").
At the Company's 2026 Annual Meeting of Stockholders held on May 26, 2026, the Company's stockholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of the Company's common stock from 12,500,000 shares to 37,500,000 shares (after giving effect to the August 2026 Reverse Stock Split). The Certificate of Amendment became effective upon its filing with the Nevada Secretary of State on May 28, 2026. This amendment did not modify the terms of the Amended and Restated Plan or increase the number of shares authorized for issuance under the Amended and Restated Plan.
As of September 30, 2026, the Company had 52,738 shares (after giving effect to the August 2026 Reverse Stock Split) available for future grant under the Amended and Restated Plan.
2024 Inducement Equity Incentive Plan
On July 2, 2024, the Board adopted the Skye Bioscience, Inc. 2024 Inducement Equity Incentive Plan (the "Inducement Plan"). The Company has reserved 75,000 shares of the Company’s common stock (after giving effect to the August 2026 Reverse Stock Split) for issuance pursuant to awards granted under the Inducement Plan. As of September 30, 2026, the Company had 69,063 shares (after giving effect to the August 2026 Reverse Stock Split) available for future grant under the Inducement Plan.

Stock Options
The following is a summary of option activity under the Company’s Amended and Restated Plan and the Inducement Plan, for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value*
Outstanding, December 31, 2025	566,041	$45.89	8.73	$—

Granted	175,971	6.51
Exercised	—	—
Cancelled	(35,449)	44.46
Forfeited	(132,133)	24.76
Outstanding, September 30, 2026	574,430	$17.48	2.81	$—
Exercisable, September 30, 2026	381,868	$23.13	3.23	$—
*The aggregate intrinsic value is the sum of the amounts by which the quoted market price of the Company’s stock exceeded the exercise price of the stock options at September 30, 2026 for those stock options for which the quoted market price was in excess of the exercise price ("in-the-money options").
The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2026, was $4.96.
The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model under the following assumptions:

	Nine Months Ended September 30,
	2026	2025
Dividend yield	0.00%	0.00%
Volatility	84.61 - 86.16%	83.86 - 85.93%
Risk-free interest rate	3.78- 4.00%	3.87 - 4.27%
Expected term (years)	5.27- 6.08	5.27 - 6.08

On March 31, 2026, the Company effected a stock option repricing (the “Option Repricing”) of all outstanding stock options held by current full-time employees, including the Company's executive officers, that were granted prior to December 31, 2025, under either the Amended and Restated Plan or the Inducement Plan. Pursuant to the Option Repricing, the exercise price of each repriced option was reduced to $4.9168 per share (or $0.6146 per share prior to giving effect to the 2026 Reverse Stock Split), the closing price per share of the Company’s common stock on the repricing date. No additional changes were made to the repriced options other than a reduction in the applicable exercise price. This was deemed a type I modification (probable to probable). The total incremental expense was $339,063, to be recognized over the remaining service period.
During the three months ended September 30, 2026, the Company accelerated vesting of stock options related to a group of employees which were then terminated. The total incremental compensation cost from the acceleration of these awards was equal to $743,716, related to an acceleration of a total of 147,250 options.

Restricted Stock Units
The following is a summary of restricted stock unit ("RSU") activity during the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, December 31, 2025	61,552	$77.76
Granted	136,250	4.16
Vested	(1,172)	60.48
Unvested, September 30, 2026	196,630	$26.86
On August 7, 2026, the Company granted its CEO, Punit Dhillon, 136,250 restricted stock units.
2022 Employee Stock Purchase Plan
In June 2022, the Board approved the 2022 Employee Stock Purchase Plan (the "ESPP"), under which the Company may offer eligible employees the option to purchase common stock at a 15% discount to the lower of the market value of the stock at the beginning or end of each participation period under the terms of the ESPP. Total individual purchases in any year are limited to 15% of compensation. The ESPP was approved by the Company's stockholders on September 30, 2022. As of September 30, 2026, 1,050 shares (after giving effect to the 2026 Reverse Stock Split) shares were issued under the ESPP.
Stock-Based Compensation Expense
The Company recognizes stock-based compensation expense using the straight-line method over the requisite service period or derived service period. The Company recognized stock-based compensation expense for the stock options, ESPP, and the RSUs discussed above, in its unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,135,283	$550,491	$2,214,007	$1,559,097
General and administrative	662,732	1,363,645	2,352,207	4,590,057
	$1,798,015	$1,914,136	$4,566,214	$6,149,154
The total amount of unrecognized compensation cost was $5,067,012 as of September 30, 2026. This amount will be recognized over a weighted average period of 1.13 years.

8. Debt
Insurance premium loan payable
On February 1, 2026, the Company entered into an annual financing arrangement for a portion of its Directors and Officers Insurance Policy (the “D&O Insurance”) with First Insurance Funding whereby the Company borrowed $321,863. The loan is payable in equal monthly installments of $35,763, matures on October 13, 2026, and bears an interest at a rate 4.10% per annum. As of September 30, 2026, a total of $120,599 and $35,763, remained financed in prepaid expenses and insurance premium loan payable, respectively. The loan was repaid in full at maturity on October 13, 2026.

9. Income (Loss) Per Share of Common Stock
The following tables are a reconciliation of the numerators and denominators used in the calculation of basic and diluted net income (loss) per share computations after adjusting for the 2026 Reverse Stock Split:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic EPS and diluted EPS:

Income (Loss) (Numerator)
Net income (loss)	$69,126	$(12,754,660)	$(23,226,829)	$(41,482,851)

Shares (Denominator)
Basic weighted average common shares outstanding **	4,960,912	4,958,241	4,960,656	4,956,814
Dilutive impact of outstanding equity awards	33,639	—	—	—
Diluted weighted average common shares outstanding	4,994,551	4,958,241	4,960,656	4,956,814
Per-Share Amount (Basic)	$0.01	$(2.57)	$(4.68)	$(8.37)
Per-Share Amount (Diluted)	$0.01	$(2.57)	$(4.68)	$(8.37)
** The denominator considers the outstanding pre-funded warrants as common stock equivalents in calculating weighted average common shares outstanding.
For the three months ended September 30, 2026, performance stock units increased diluted weighted-average common shares outstanding by 33,639 shares, as determined under the treasury stock method. The awards had no effect on the numerator used to calculate diluted earnings per share.
The following outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share of common stock for the periods presented because including them would have been anti-dilutive or the applicable vesting conditions had not been satisfied:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	574,430	585,324	574,430	585,324
Warrants	333,211	386,148	333,211	386,148
Unvested restricted stock units	136,250	62,303	196,630	62,303
10. Commitments and Contingencies

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
In March of 2023, the Company appealed the judgment in the Cunning Lawsuit to the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit"). On October 22, 2024, the Ninth Circuit issued its decision in the Company's favor which vacated the judgment and remanded the case back to the District Court for a new trial. As a result, the Company recovered the $9,080,202 restriction on its cash related to the bond during the year ended December 31, 2024. The new trial commenced on November 3, 2026. On November 10, 2026, a jury returned a unanimous verdict of no liability in favor of the Company on all claims. The Company expects the judgement by the District Court will be entered in due course. See Note 12, Subsequent Events.
During the year ended December 31, 2024, management revised its assumptions related to its estimate of the legal contingency and the Company reversed the accrued interest on the original judgment and recognized a gain of $4,234,717 in change in estimate for legal contingencies. During the nine months ended September 30, 2026, management reassessed its estimate of the legal contingency based on developments in the litigation and information available through September 30, 2026. These developments included ongoing settlement discussions, the approaching retrial, and updated assessments regarding potential damages and litigation risk. Based on this reassessment, the Company increased its estimated legal contingency. As of September 30, 2026, the estimated legal contingency is $0, excluding accrued legal expenses. The decrease in the estimated legal contingency during the three months ended September 30, 2026 resulted in the recognition of a $5,000,000 change in estimate for legal contingencies in the accompanying unaudited condensed consolidated statements of operations. The decrease in the estimated legal contingency during the nine months ended September 30, 2026 resulted in the recognition of a $1,750,000 change in estimate for legal contingencies in the accompanying unaudited condensed consolidated statements of operations.
In reassessing the estimated legal contingency as of September 30, 2026, management considered the following factors:
•advice from external advisors, including its technical accounting advisors, regarding the appropriate application of GAAP, and legal counsel’s advice;
•the verdict returned on November 10, 2026 following the new trial, in which the jury unanimously found that the plaintiff did not engage in protected activity under the Sarbanes-Oxley Act of 2002 or the California whistleblower protection statute and awarded no damages, which management considered to provide additional evidence about conditions that existed as of September 30, 2026;
•the plaintiff’s ability to file post-trial motions and to appeal any judgment entered on the verdict, and legal counsel’s assessment of the likelihood that any such motion or appeal would succeed;
•the procedural posture of the litigation, including the Ninth Circuit’s vacatur of the prior judgment and remand for a new trial; and
•the Company’s possible defenses and counterclaims.

Based on these factors, management concluded that a loss in the Cunning Lawsuit is no longer probable and reduced the estimated legal contingency by $5,000,000 as of September 30, 2026. The remaining balance of $222,839 consists of accrued legal expenses incurred through September 30, 2026, which remain payable and are classified as Other current liabilities on the accompanying unaudited condensed consolidated balance sheets.

The plaintiff may file post-trial motions and may appeal any judgment entered on the verdict. The Company cannot predict whether the plaintiff will do so or the outcome of any such motion or appeal. If a post-trial motion or appeal were successful, the Company could be required to record a loss in a future period, and the amount of any such loss could be material. The Company intends to pursue all recoverable legal expenses related to the trial, however there is no assurance whether, or to what extent, these efforts will be successful.

Securities Class Action and Derivative Lawsuit
On November 17, 2025, a putative securities class action, Stout v. Skye Bioscience, Inc., et al., Case No. 3:25-cv-03177-WQH-DEB, was filed in the United States District Court for the Southern District of California. The action, as amended, asserts claims against the Company, its Chief Executive Officer and other defendants under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5, based on allegations relating to the Company’s statements about its drug candidates, NB1111 (reference to former glaucoma program) and nimacimab, and to alleged trading in the Company’s securities, and seeks unspecified damages. On November 6, 2026, the parties entered into a stipulation of settlement, which does not include any admission of liability, providing for an aggregate cash payment of $2.5 million in exchange for releases of claims related to the action. The Company expects the settlement payment to be funded by its insurance carriers. The lead plaintiff has filed an unopposed motion for preliminary approval of the settlement. The proposed settlement remains subject to court approval and other customary conditions and is not final.

On January 29, 2026 and May 1, 2026, respectively, stockholders filed putative derivative actions captioned Domulot v. Dhillon, et al., Case No. 3:26-cv-00600-WQH-DEB, and White v. Dhillon, et al., Case No. 3:26-cv-02776-H-MSB, in the United States District Court for the Southern District of California. The actions assert claims, purportedly on behalf of the Company, which is named as a nominal defendant, against certain current and former officers and directors for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, violations of Section 14(a) of the Exchange Act and contribution under the Exchange Act, based on allegedly false or misleading statements concerning nimacimab. The complaints seek unspecified damages, attorneys’ fees and expenses, corporate governance reforms and other relief. The individual defendants deny the allegations. Both actions have been stayed pending developments in the securities class action. On August 11, 2026, the parties filed a joint motion to consolidate the actions, which the court granted on November 9, 2026.

On October 28, 2026, a third putative derivative action, Russo v. Dhillon, et al., Case No. 3:26-cv-06142-H-SBC, was filed in the United States District Court for the Southern District of California, asserting similar claims against certain current and former officers and directors. On November 3, 2026, the plaintiff voluntarily dismissed the action without prejudice and stated that she intends to pursue substantially similar claims in Nevada in accordance with the forum-selection provision in the Company’s amended and restated articles of incorporation. On November 9, 2026, the plaintiff filed a new action in the Eighth Judicial District Court in Clark County, Nevada, captioned Russo v. Dhillon, et al., Case No. A-26-961452-B.

11. Segment Reporting
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
In addition to the significant expense categories included within consolidated net loss presented on the Company's Consolidated Statements of Operations, see below for disaggregated amounts that comprise research and development expenses which are presented to the Company's CODM for review:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
External clinical development expenses (1)
SBI-100	$—	$8,270	$—	$10,511
nimacimab	(12,455)	6,889,483	7,029,382	23,528,123
Total External clinical development expenses	(12,455)	6,897,753	7,029,382	23,538,634
Personnel related and stock-based compensation	1,293,636	1,495,889	4,650,749	4,241,662
Other research and development expenses (2)	35,041	963,802	1,513,703	3,112,158
Total research and development expenses	$1,316,222	$9,357,444	$13,193,834	$30,892,454
(1) External clinical development expenses include expenses for clinical trial costs and clinical manufacturing.
(2) Other research and development expenses include expenses for travel and entertainment, consulting and advisory, discovery research and development, and general business expenses.
The net book value of property and equipment in the US was equal to $20,430 and $55,488 for September 30, 2026, and December 31, 2025, respectively. The net book value of property and equipment outside of the US was equal to $0, and $843,442 for September 30, 2026, and December 31, 2025, respectively.

12. Subsequent Events

The Company has evaluated subsequent events through the date on which these unaudited condensed consolidated financial statements were issued.

Cunning Lawsuit
On November 10, 2026, following the retrial of the case entitled Wendy Cunning vs. Skye Bioscience, Inc. in the U.S. District Court for the Central District of California, the jury returned a unanimous verdict in favor of the Company on all claims. The Company expects the judgment by the District Court will be entered in due course. The plaintiff may file post-trial motions and may appeal any judgment entered on the verdict. The Company cannot predict whether the plaintiff will do so or the outcome of any such motion or appeal.
The verdict provided additional evidence about conditions that existed as of September 30, 2026. Accordingly, the Company reduced the estimated legal contingency by $5,000,000 as of September 30, 2026, and recognized a corresponding reduction in change in estimate for legal contingencies in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026. As of September 30, 2026, the remaining accrual of $222,839 relates to accrued legal expenses, which remain payable and are classified as Other current liabilities on the accompanying unaudited condensed consolidated balance sheets. See Note 10, Commitments and Contingencies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements (unaudited) for the three and nine months ended September 30, 2026 and 2025, together with the notes thereto and the consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 10, 2026.
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
Overview
Our lead product candidate, nimacimab, a peripherally restricted negative allosteric modulating antibody targeting cannabinoid receptor 1 ("CB1")—a key GPCR involved in metabolic regulation that was developed as a subcutaneous injectable for the treatment of obesity and overweight. In the second quarter of 2026, we terminated the CBeyond trial and paused all research and development activities for nimacimab.

Results of CBeyond Phase 2a Proof-of-Concept Trial
We conducted CBeyondTM, a Phase 2a proof-of-concept clinical trial of nimacimab administered as a subcutaneous injectable for the treatment of obesity and overweight in the United States. The randomized, placebo- and active-controlled, double-blind CBeyond Phase 2a trial enrolled 136 adults with obesity or overweight, including individuals with a BMI ≥27 kg/m² with at least one comorbidity. Patients were randomized across four arms, 2:2:1:1 to arms with weekly nimacimab 200 mg subcutaneously, placebo, nimacimab 200 mg plus semaglutide (Wegovy®), or placebo plus semaglutide, and were dosed weekly for 26 weeks. Patients not participating in a 26-week extension were monitored for 13 weeks post-treatment.
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
19 participants in the combination cohorts completed week 26 were eligible for, and enrolled in the extension study. Seven participants in the combination group completed the additional 26 weeks of treatment lost an additional 7.9% of weight, resulting in a mean weight loss of 22.3% . According to initial results in this limited cohort, the combination therapy remained safe and well tolerated. No SAEs or AESIs were reported during the extension period. Moreover, the 7 participants in the semaglutide-alone group completed treatment of the additional 26 weeks and lost an additional 5.8% of weight during the extension period, resulting in a mean weight loss of 19.7%. Following termination of the CBeyond trial, the Company does not expect to report additional data from the extension period, including nimacimab monotherapy data and 13-week off-therapy follow-up data.
We believe multiple factors may have resulted in the lower than anticipated weight loss results for nimacimab as a monotherapy, including a lower systemic exposure than originally modeled, and a better understanding of tissue exposure required to drive weight loss with peripheral CB1 inhibition.
In March 2026, we initiated an expansion study (Part C) of the CBeyond Phase 2a trial to assess preliminary safety and pharmacokinetic (PK) profile of nimacimab administered intravenously (IV). The expansion study comprised of two cohorts of nimacimab monotherapy (400 mg IV and 600 mg IV) compared to placebo administered weekly over 15 weeks (16 doses), with a 12 week follow up period, to generate preliminary monotherapy safety, PK, and exploratory efficacy data. Each dose cohort was designed to randomize 8 participants in a 3:1 ratio to nimacimab (n=6) or placebo (n=2). Eight (8) participants were randomized in the first cohort, and the last participant was dosed on May 28, 2026, before completion of the planned treatment period. No participants were enrolled in the second cohort before the Company terminated the study.
On May 20, 2026 we announced that the Cohort Review Committee (CRC) responsible for reviewing safety data generated from the CBeyond Part C Expansion Study, and for approving the opening of enrollment in Cohort 2 has unanimously approved opening the second cohort of the CBeyond Part C Expansion study. On May 29, 2026, before any participant was enrolled in the second cohort, the Company terminated the CBeyond trial, including the Part C expansion study.

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
Transaction with Redx Pharma Limited
On August 14, 2026, we entered into the Transaction Agreement with Redx. Pursuant to the Transaction Agreement, and subject to the terms and conditions set forth therein, we will acquire the entire issued and to be issued share capital of Redx pursuant to a Scheme of Arrangement. Upon the consummation of the Transaction, the combined company will be led by the Redx management team and plans to operate under the name Fibrx Therapeutics, Inc. The Transaction Agreement was unanimously approved by the Board and is subject to certain customary closing conditions, including the approval by the stockholders of each company. See Note 2, Pending Redx Transaction and Related Financings, in the accompanying unaudited condensed consolidated financial statements, for additional information.
Skye Contingent Value Rights Agreement
Immediately prior to the Effective Time, the Company and a rights agent are expected to enter into the Skye CVR Agreement, pursuant to which holders of record of common stock as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one Skye CVR for each outstanding share of common stock held as of such date. Pursuant to the Skye CVR Agreement, each Skye CVR holder will be entitled to receive their pro rata share of an aggregate cash payment equal to 90% of the net proceeds, if any, received by the combined company as a result of the Skye CVR Payments made to the combined company of any upfront, milestone, royalty and other payments received under any disposition agreement related to certain of the Company’s pre-Transaction assets (the “Legacy Assets”). In the event that no such proceeds are received during the CVR Term (as defined in the Skye CVR Agreement), holders of the Skye CVRs will not receive any payment pursuant to the Skye CVR Agreement. There can be no assurance that any Skye CVR holders will receive any Skye CVR Payments. The right to the contingent payments contemplated by the Skye CVR Agreement is a contractual right only and is not transferable, except in the limited circumstances specified in the Skye CVR Agreement.
Redx Contingent Value Rights Agreement
Immediately prior to the Effective Time, Redx and a rights agent are expected to enter into the Redx CVR Agreement, pursuant to which holders of record of Redx ordinary shares as of the close of business on the last business day prior to the day on which the Effective Time occurs will receive one Redx CVR for each outstanding Redx ordinary share held as of such date. Pursuant to the Redx CVR Agreement, each Redx CVR holder will be entitled to receive, in the form of shares of Redx CVR Stock, their pro rata share of an aggregate cash payment equal to 100% of the net proceeds, if any, received by the Company as a result of payments made to the Company of any upfront, milestone, royalty and other payments received under any disposition agreement related to certain of Redx’s pre-Transaction assets. The Redx CVR Stock, if any, will become issuable for subsequent delivery by the rights agent to the Redx CVR holders. In the event that no such proceeds are received during the term of the Redx CVR Agreement, holders of the Redx CVRs will not receive any deliveries pursuant to the Redx CVR Agreement. There can be no assurance that any Redx CVR holders will receive any Redx CVR Stock. The right to the contingent payments contemplated by the Redx CVR Agreement is a contractual right only and is not transferable, except in the limited circumstances specified in the Redx CVR Agreement.
Concurrent Financing
Concurrently with entering into the Transaction Agreement, we entered into the PIPE Securities Purchase Agreement the Investors. Pursuant to the PIPE Securities Purchase Agreement, and subject to the terms and conditions therein, the Company agreed to sell, and the Investors agreed to purchase, immediately after the Closing, shares of common stock for an aggregate purchase price of $67.9 million, which may increase to up to $72.9 million, subject to certain conditions. The closing of the Concurrent Financing is anticipated to occur immediately after the Closing on the Closing Date, subject to the satisfaction of customary closing conditions.
Additionally, concurrently with entering into the Transaction Agreement, Redx entered into subscription agreements with new and existing Redx investors, including Redx's existing major shareholder, Redmile, pursuant to which, on August 27, 2026, Redx issued Series A Shares in the capital of Redx for an aggregate purchase price of $36.0 million (the Series A Financing, together with the Concurrent Financing, the “Financing”), which Series A Shares form part of the Scheme Shares. The Financing is expected to provide the combined company with an aggregate total gross proceeds of approximately $103.9 million, which may increase to up to $108.9 million, subject to certain conditions set forth in the Side Letter. See Note 2, pending Redx Transaction and Related Financings, for additional information.
Equity Line of Credit and Warrant
On August 21, 2026, Skye entered into the ELOC Securities Purchase Agreement with Buyer, providing for the ELOC of up to $22.0 million, subject to certain conditions and limitations. The available ELOC amount will be reduced to the extent aggregate proceeds from the Financing exceed $103.0 million and eliminated entirely if such proceeds reach $125.0 million. As of August 14, 2026, investors had committed $67.9 million under the PIPE Securities Purchase Agreement, which may increase to up to $72.9 million under the Side Letter, and Redx had raised $36.0 million in the Series A Financing. To the extent aggregate Financing proceeds are less than $125.0 million, the Company may be required to sell shares to Buyer under the ELOC, subject to its terms and conditions, which would result in additional dilution. There can be no assurance that additional investment commitments will be obtained In connection with the ELOC, Skye agreed to issue a warrant to Buyer to purchase up to $5.0 million of common stock and/or Non-Voting Common Stock upon the Closing. The number of shares underlying the Warrant will be determined by dividing $5.0 million by the price per share of common stock paid by the Investors pursuant to the PIPE Securities Purchase Agreement. The Warrant will be issued regardless of whether any shares are purchased under the ELOC.
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
On August 11, 2026, the Company notified Halozyme of its intent to terminate the Halozyme License Agreement.

Cunning Lawsuit

On November 10, 2026, following the retrial of Wendy Cunning vs. Skye Bioscience, Inc. in the U.S. District Court for the Central District of California, the jury returned a unanimous verdict in favor of the Company on all claims. The Company expects the judgement by the District Court will be entered in due course. The plaintiff may file post-trial motions and may appeal any judgment entered on the verdict. The Company cannot predict whether the plaintiff will do so or the outcome of any such motion or appeal. See Note 12, Subsequent Events, to the accompanying unaudited condensed consolidated financial statements.
Financial Overview
Revenues
To date, we have not commercialized any products and have never generated revenue from the commercialization of any product. If we are unable to complete the proposed Transaction, we may need to raise additional capital. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all.

Research and Development Expenses
During the three and nine months ended September 30, 2026, we incurred $1,316,222 and $13,193,834 in research and development expenses, respectively. Third-quarter expenses consisted primarily of personnel-related costs, including stock-based compensation from the accelerated vesting of options held by terminated employees. Nine-month expenses related primarily to the CBeyond trial and its termination.
During the three and nine months ended September 30, 2025, we incurred $9,357,444 and $30,892,454 in research and development expense, respectively, primarily related to our efforts in conducting our Phase 2a clinical trial related to our Phase 2a clinical trial for nimacimab for obesity.
As a result of terminating the CBeyond trial and any other research and development expenses associated with nimacimab, including workforce reduction, vendor contracts and license agreements, we expect research and development expenses in the future will be significantly reduced until the completion of the proposed Transaction.
General and Administrative Expenses
Our general and administrative expenses have fluctuated year-over-year as we have entered into various strategic acquisitions to restructure and reposition our company. Additionally, as a business in the early stages of drug development we are continually evaluating our operations and infrastructure to identify areas where we can increase efficiencies. As a public company, we expect to incur additional expenses related to insurance, investor relations activities, legal and other administration and professional services to comply with the rules and regulations of the SEC, the Financial Industry Regulatory Authority ("FINRA") and Nasdaq. Other significant costs are expected to include legal fees relating to patent and corporate matters, business development costs and fees for consulting services. To incentivize our employees and be competitive to retain strong talent we issued additional equity awards in 2026 and 2025 and we repriced certain options in the first quarter of 2026, which have resulted in increased stock-based compensation expense. We expect general and administrative expenses to reduce in the future resulting from workforce reduction activities and will continue to reduce until the proposed Transaction is complete.
Estimate for Legal Contingencies and Related Expenses
The estimate for legal contingencies and related expenses relates to a litigation matter that related to a former employee of the Company. As of December 31, 2023, we had posted an appellate bond that was collateralized by an irrevocable letter of credit equal to, $9,080,202, approximately 150% of the liability recorded on our balance sheet. As of December 31, 2024, we were successful in our appeal of the judgment in the Ninth Circuit Court of Appeals and the case was remanded back to the District Court for a new trial, as a result of which we recovered the appellate bond and reduced the estimated legal contingency based on new key assumptions. For the three months ended September 30, 2026, we recorded a $5,000,000 reduction in the estimated legal contingency from the reversal of the Cunning Lawsuit loss accrual. The November 10, 2026 jury verdict provided additional evidence about conditions existing as of September 30, 2026. For the nine months ended September 30, 2026, the reversal more than offset the $3,250,000 increase recorded in the second quarter, resulting in a net credit of $1,750,000. See Note 10, Commitments and Contingencies and Note 12, Subsequent Events to the accompanying unaudited condensed consolidated financial statements.
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

Results of Operations
For the three months ended September 30, 2026 and 2025
Research and Development Expenses
Below is a summary of our research and development expenses during the three months ended September 30, 2026 and for the same period in 2025:

	Three Months Ended September 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Research and development expenses	$1,316,222	$9,357,444	$(8,041,222)	(86)%
Research and development expenses for the three months ended September 30, 2026, decreased by $8,041,222 as compared to the same period in 2025. The net decrease in research and development expenses was primarily due to:
•Clinical trial costs decreased by $4,179,912 due to the termination of all clinical activities related to CBeyond, including enrollment for the CBeyond expansion (Part C) study, and the pausing of all R&D activities associated with nimacimab in order to evaluate strategic options.
•Contract manufacturing costs decreased by $2,720,237 due to the termination of all clinical activities related to CBeyond, including enrollment for the CBeyond expansion (Part C) study, and the pausing of all R&D activities associated with nimacimab in order to evaluate strategic options.
•Discovery research and development costs decreased $481,674 primarily due to the pausing of all R&D activities and cost-cutting measures implemented as the Company evaluates strategic options.
•Quality assurance costs decreased by $105,513 primarily due to the pausing of all R&D activities and cost-cutting measures implemented as the Company evaluates strategic options.
•Salaries and stock-based compensation decreased by $202,253 primarily due to a reduction in headcount, partially offset by the acceleration of vested options for terminated employees.
•Consulting, advisory and professional fees decreased by $374,969 primarily due to the pausing of all R&D activities associated with nimacimab and cost-cutting measures implemented as the Company evaluates strategic options.
General and Administrative Expenses
Below is a summary of our general and administrative expenses during the three months ended September 30, 2026, and for the same period in 2025:

	Three Months Ended September 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
General and administrative expenses	$3,657,461	$3,907,090	$(249,629)	(6)%
General and administrative expenses for the three months ended September 30, 2026, decreased by $249,629 as compared to the same period in 2025. The decrease in general and administrative expenses was primarily due to:
•Salaries, benefits and other direct employee related costs decreased by $1,229,387 primarily due to lower headcount.
•Consulting, advisory and professional fees increased by $392,808 primarily due to a $425,000 cash fee paid to Stifel for its fairness opinion obtained in connection with the Transaction, partially offset by an overall reduction in consulting services utilized during the period.
•Investor relations, marketing and communications expenses decreased by $211,670 primarily due to reductions in content creation and digital marketing expenses.
•Legal fees increased by $941,721 due to costs associated with the strategic alternatives process and negotiation of the proposed Transaction Agreement and litigation defense costs.
•General business expenses decreased by $143,101 primarily due to headcount reductions and associated travel and entertainment expenses, as compared to the same period in the prior year.

Change in Estimate for Legal Contingencies
Total change in estimate for legal contingencies for the three months ended September 30, 2026, and for the same period in 2025:

	Three Months Ended September 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Change in estimate for legal contingencies	$(5,000,000)	$—	$(5,000,000)	100%
For the three months ended September 30, 2026, we recorded a $5,000,000 reduction in the estimated legal contingency based on the jury verdict in the retrial of the Cunning Lawsuit, which provided additional evidence about conditions that existed as of September 30, 2026. See Note 10, Commitments and Contingencies and Note 12, Subsequent Events to the accompanying unaudited condensed consolidated financial statements

Other (Income) Expense
Below is a summary of our other (income) expense for the three months ended September 30, 2026 and for the same period in 2025:

	Three Months Ended September 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Interest expense	$3,299	$—	$3,299	100%
Interest and other income, net	(49,099)	(418,474)	369,375	(88)%
Gains from asset sales	—	(91,400)	91,400	(100)%
Other expense	2,991	—	2,991	100%
Total other income	$(42,809)	$(509,874)	$467,065	(92)%
For the three months ended September 30, 2026, other income decreased $467,065 as compared to the same period in 2025 primarily due to:
•Decreases in interest income and other income, net of $369,375 due to decreased interest from our cash equivalents and short-term investments yields as a result of the decrease in cash equivalents and short-term investments on hand.
For the nine months ended September 30, 2026 and 2025
Research and Development Expenses
Below is a summary of our research and development expenses during the nine months ended September 30, 2026 and for the same period in 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Research and development expenses	$13,193,834	$30,892,454	$(17,698,620)	(57)%
Research and development expenses for the nine months ended September 30, 2026, decreased by $17,698,620 as compared to the same period in 2025. The net decrease in research and development expenses was primarily due to:
◦Clinical trial costs decreased by $6,017,332 due to the termination of all clinical activities related to CBeyond, including enrollment for the CBeyond expansion (Part C) study, and the pausing of all R&D activities associated with nimacimab in order to evaluate strategic options.
◦Contract manufacturing costs decreased by $10,402,172 due to the termination of all clinical activities related to CBeyond, including enrollment for the CBeyond expansion (Part C) study, and the pausing of all R&D activities associated with nimacimab in order to evaluate strategic options.
◦Discovery research and development costs decreased by $1,205,735 primarily due to the pausing of all R&D activities and cost-cutting measures implemented as the Company evaluates strategic options.

◦Quality assurance costs decreased by $191,889 primarily due to the pausing of all R&D activities and cost-cutting measures implemented as the Company evaluates strategic options.
◦Salaries and stock-based compensation increased by $409,086 primarily due to the acceleration of vested options for terminated employees, offset by a reduction in headcount.
◦Consulting, advisory and professional fees decreased by $217,747 primarily due to the pausing of all R&D activities associated with nimacimab and cost-cutting measures implemented as the Company evaluates strategic options, partially offset from a build out of the Company's SOP system.
General and Administrative Expenses
Below is a summary of our general and administrative expenses during the nine months ended September 30, 2026, and for the same period in 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
General and administrative expenses	$12,265,518	$12,375,567	$(110,049)	(1)%
General and administrative expenses for the nine months ended September 30, 2026, decreased by $110,049 as compared to the same period in 2025. The increase in general and administrative expenses was primarily due to:
◦Salaries, benefits and other direct employee related costs decreased by $2,921,051 primarily due to lower headcount.
◦Consulting, advisory and professional fees increased by $522,623 primarily due to a $425,000 cash fee paid to Stifel for its fairness opinion obtained in connection with the Transaction, and the timing of tax accounting services and financial advisory services.
◦Investor relations, marketing and communications expenses decreased by $759,056 primarily due to reductions in content creation and digital marketing expenses.
◦Recruiting fees decreased by $83,750 primarily due to the one time cost to hire an executive in the prior period.
◦Legal fees increased by $3,480,114 due to costs associated with the strategic alternatives process and negotiation of the proposed Transaction Agreement and litigation defense costs.
◦General business expenses decreased $348,929 primarily due to headcount reductions and associated travel and entertainment expenses, as compared to the same period in the prior year.
Change in Estimate for Legal Contingencies
Total change in estimate for legal contingencies for the nine months ended September 30, 2026, and for the same period in 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Change in estimate for legal contingencies	$(1,750,000)	$—	$(1,750,000)	100%
For the nine months ended September 30, 2026, we recorded a $5,000,000 reduction in the estimated legal contingency based on the jury verdict in the retrial of the Cunning Lawsuit, which offset the $3,250,000 increase recorded in the second quarter, resulting in a net credit of $1,750,000. The November 10, 2026 jury verdict provided additional evidence about conditions existing as of September 30, 2026. See Note 10, Commitments and Contingencies and Note 12, Subsequent Events to the accompanying unaudited condensed consolidated financial statements

Other (Income) Expense
Below is a summary of our other (income) expense for the nine months ended September 30, 2026 and for the same period in 2025:

	Nine Months Ended September 30,
	2026	2025	$ Change 2026 vs. 2025	% Change 2026 vs. 2025
Interest expense	$8,797	$—	8,797	100%
Interest and other income, net	(321,922)	(1,609,807)	1,287,885	(80)%
Gains from asset sales	(178,200)	(180,763)	2,563	(1)%
Other expense	5,402	—	5,402	100%
Total other income	$(485,923)	$(1,790,570)	$1,304,647	(73)%
For the nine months ended September 30, 2026, other income decreased $1,304,647 as compared to the same period in 2025 primarily due to:
◦Decreases in interest income and other income, net of $1,287,885 due to decreased interest from our cash equivalents and short-term investments yields as a result of the decrease in cash equivalents and short-term investments on hand.
Liquidity, Going Concern and Capital Resources
Liquidity

We have incurred operating losses and negative cash flows from operations since our inception. We expect to continue to incur significant losses and negative cash flows from operations through 2026 and into the foreseeable future. Historically, we have funded our operations primarily through issuance of equity securities, borrowings from a related party and strategic transactions. We have not commercialized any products and have never generated revenue from the commercialization of any product. If we are unable to complete the proposed Transaction, we may need to raise additional capital. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all.
As of September 30, 2026, we had working capital of $1,323,090, an accumulated deficit of $210,101,315, and stockholders’ equity of $1,360,409. We had unrestricted cash and cash equivalents in the amount of $4,815,851 as of September 30, 2026, as compared to unrestricted cash and cash equivalents and short-term investments in the amount of $25,737,221 as of December 31, 2025. For the three months ended September 30, 2026, the Company incurred income from operations of $26,317. For the three months ended September 30, 2025, the Company incurred loss from operations of $13,264,534. For the nine months ended September 30, 2026 and 2025, the Company incurred losses from operations of $23,709,352 and $43,268,021, respectively. For the three months ended September 30, 2026, the Company incurred net income of $69,126. For the three months ended September 30, 2025, the Company incurred net losses of $12,754,660. For the nine months ended September 30, 2026 and 2025, the Company incurred net losses of $23,226,829 and $41,482,851, respectively.
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

As of September 30, 2026, we have substantially reduced operations including termination of the CBeyond trial, significant reduction of all R&D costs associated with the development of nimacimab and other potential pipeline assets, reduction in workforce, and termination of vendor contracts and licensing agreements.
Our future capital requirements will depend on many factors, including:
•Our ability to complete the proposed Transaction with Redx;

•the costs associated with being a public company;
•the amount of revenue, if any, received from the monetization of the Legacy Assets, commercial sales of our drug candidates, should any of our drug candidates receive marketing approval;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation;
•the outcome of any post-trial motions or appeal in the litigation matter discussed above under “General Litigation and Disputes, Wendy Cunning vs. Skye Bioscience, Inc.” and “Financial Overview, Estimate for Legal Contingencies and Related Expenses”; and
•the impact of any of the foregoing of macroeconomic events, including inflation, fluctuating interest and exchange rates, and market volatility as a result of trade, fiscal and regulatory policies, including tariffs and any effects of a prolonged government shutdown.
Cash Flows
The following is a summary of our cash flows for the periods indicated and has been derived from our unaudited condensed consolidated financial statements which are included elsewhere in this Quarterly Report on Form 10-Q:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(20,811,169)	$(33,296,042)
Net cash provided by (used in) investing activities	20,033,773	(16,696,778)
Net cash (used in) provided by in financing activities	(289,251)	18,158
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
Cash used in operating activities of $20,811,169 during the nine months ended September 30, 2026, reflected a net loss of $23,226,829, partially offset by aggregate non-cash charges of $3,603,363 and included a $1,187,703 net cash outflow in our operating assets and liabilities.
Non-cash charges included a $(1,750,000) change in estimate for legal contingencies, $4,566,214 for stock-based compensation expense primarily attributable to the recognition of current period expense on prior grants, $603,540 impairment and loss on disposal of property and equipment, and $361,809 in depreciation and amortization. The net change in our operating assets and liabilities included a $1,459,368 cash inflow from the decrease in our prepaid expenses and other current assets, a $3,278,052 net cash outflow from decrease in our accrued expenses and other current liabilities and a $415,013 cash inflow from the increase of our accounts payable.
Cash used in operating activities of 33,296,042 during the nine months ended September 30, 2025, reflected a net loss $41,482,851, partially offset by aggregate non-cash charges of $6,511,734 and included a $1,675,075 net cash outflow in our operating assets and liabilities.
Cash Flows from Investing Activities
During the nine months ended September 30, 2026, our cash provided by investing activities related primarily to the maturity, of $19,854,723 in short-term investments.
During the nine months ended September 30, 2025, our cash used in investing activities related primarily to the purchase of $16,871,229 in short-term investments and $180,763 in net proceeds from the sale of the AVI building.
Cash Flows from Financing Activities
During the nine months ended September 30, 2026, cash used in financing activities included $286,100 in repayments on the our insurance premium loan payable.
During the nine months ended September 30, 2025, cash provided by financing activities included $18,158 in proceeds from the purchase under employee stock purchase plan.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not applicable.
Item 4. Controls and Procedures.
Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any control and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily is required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.
Management, under the supervision and with the participation of the Company’s Chief Executive Officer, who also serves as its principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026. During the preparation and review of the financial statements included in this Quarterly Report, management identified a material weakness in the Company’s controls over stock-based compensation expense. Specifically, the Company did not maintain effective review controls to verify the completeness and accuracy of award data and related compensation expense calculations provided by its third-party stock administration service provider, including changes associated with employee terminations and award expirations. These deficiencies resulted in errors in reported award fair values and compensation expense. Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2026. Our remediation efforts with respect to this material weakness are continuing, and we have determined that this material weakness is continuing as of September 30, 2026.
Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.
Remediation Plans. Management, with the oversight of the Audit Committee of the Board of Directors have evaluated the impact of the material weakness describe above and designed a remediation plan to enhance our internal control environment. The identified errors were corrected before issuance of the financial statements included in this Quarterly Report. To remediate the material weakness, we plan to enhance the design, including the precision, of management’s review control over stock-based compensation expense, including the completeness and accuracy of award data and expense calculations received from our third-party stock administration service provider. In addition, we will retain incremental evidence of the execution of such procedures.
The identified errors were corrected before issuance of the financial statements included in this Quarterly Report in coordination with the Company’s third-party stock administration service provider and we are enhancing the Company’s quarterly review controls over stock-based compensation. These enhancements include documented reconciliations of award data to approved grant, modification and termination terms; review of changes processed by the service provider; and independent validation of compensation expense calculations for modified and terminated awards.
While we believe that this action will remediate the material weakness, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may take additional measures to address the material weakness.
Until the remediation step set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented and concluded to be operating effectively for a sufficient period of time, the material weakness described above will not be considered remediated.
Changes in internal controls. Except for the material weakness described above, there were no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For a description of material legal proceedings, see Note 10, "General Litigation and Disputes" to the accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes to the risk factors previously disclosed by us in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 10, 2026, and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 14, 2026.
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

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 2, 2021)
3.3	Certificate of Change of Skye Bioscience, Inc. dated August 12, 2026 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on August 14, 2026).
10.1#†	Separation Agreement, dated August 14, 2026, by and between Skye Bioscience, Inc. and Punit Dhillon.
10.2#†	Separation Agreement, dated August 14, 2026, by and between Skye Bioscience, Inc. and Tuan Diep.
10.3#†	Form of Advisor Agreement by and between Skye Bioscience, Inc. and Punit Dhillon.
10.4#†	Form of Advisor Agreement by and between Skye Bioscience, Inc. and Tuan Diep.
31.1#	Certification of Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32.1#	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101#
The following materials from the Skye Biosciences, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets (Unaudited), (ii) Condensed Consolidated Statements of Operations (Unaudited), (iii) Condensed Consolidated Statements of Cash Flows (Unaudited), (iv) Condensed Consolidated Statements of Stockholders’ Deficit (Unaudited), and (v) related Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_________
# Filed Herewith
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skye Bioscience, Inc., a Nevada corporation

November 13, 2026	By:	/s/ Punit Dhillon
Punit Dhillon
	Its:	Chief Executive Officer, President, Secretary and Director
(Principal Executive Officer & Principal Financial and Accounting Officer)